Form 10-Q
period 2013-09-29
POTBELLY CORP
filed 2013-11-13
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 001-36104

Potbelly Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-4466837
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

222 Merchandise Mart Plaza, 23rd Floor

Chicago, Illinois 60654

(Address, including Zip Code, of Principal Executive Offices)

Registrant’s telephone number, including area code: (312) 951-0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 Par Value – 29,137,706 shares as of November 8, 2013

POTBELLY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	September 29, 2013	December 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$25,119	$22,595
Accounts receivable, net of allowances of $12 and $16 as of September 29, 2013 and December 30, 2012, respectively	4,011	3,276
Inventories	2,125	1,910
Prepaid expenses and other current assets	5,667	4,683

Total current assets	36,922	32,464
Property and equipment, net	77,415	69,309
Intangible assets, net	3,404	3,404
Goodwill	1,428	1,428
Deferred income taxes	14,427	16,110
Deferred expenses, net and other assets	4,821	3,984

Total assets	$138,417	$126,699

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,154	$2,586
Accrued expenses	17,758	14,553
Accrued dividend payable	49,854	—
Accrued income taxes	513	81
Current portion of long-term debt	14,074	74

Total current liabilities	85,353	17,294
Long-term debt, net of current portion	1,036	15,095
Deferred rent and landlord allowances	12,107	11,849
Other long-term liabilities	823	846

Total liabilities	99,319	45,084

Commitments and contingencies
Redeemable convertible preferred stock, $0.01 par value—authorized 17,183,632 shares; issued and outstanding 16,086,375 shares as of September 29, 2013, and December 30, 2012, respectively	265,440	250,343
Equity (deficit)
Common stock, $0.01 par value—authorized, 35,500,000 shares; issued and outstanding 4,351,869 and 4,233,977 shares as of September 29, 2013, and December 30, 2012, respectively	44	42
Warrants	942	1,552
Additional paid-in-capital	—	—
Accumulated deficit	(227,548)	(170,518)

Total stockholders’ deficit	(226,562)	(168,924)
Non-controlling interest	220	196

Total deficit	(226,342)	(168,728)

Total liabilities and equity	$138,417	$126,699

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Revenues
Sandwich shop sales, net	$77,747	$69,659	$224,214	$200,853
Franchise royalties and fees	274	210	737	553

Total revenues	78,021	69,869	224,951	201,406

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	23,014	20,238	65,767	58,389
Labor and related expenses	21,223	19,778	62,217	56,618
Occupancy expenses	9,295	8,135	26,826	22,885
Other operating expenses	7,946	7,317	23,058	20,767
General and administrative expenses	8,293	6,874	24,298	22,542
Depreciation expense	4,460	4,080	13,284	11,633
Pre-opening costs	364	630	1,083	1,760
Impairment and loss on disposal of property and equipment	250	—	329	78

Total expenses	74,845	67,052	216,862	194,672

Income from operations	3,176	2,817	8,089	6,734
Interest expense	97	176	330	427
Other expense	—	4	2	6

Income before income taxes	3,079	2,637	7,757	6,301
Income tax expense	905	84	2,792	765

Net income	2,174	2,553	4,965	5,536
Net income (loss) attributable to non-controlling interest	9	5	24	(35)

Net income attributable to Potbelly Corporation	2,165	2,548	4,941	5,571
Dividend declared to common and preferred stockholders	(49,854)	—	(49,854)	—
Accretion of redeemable convertible preferred stock to maximum redemption value	(4,796)	(5,545)	(15,097)	(13,887)

Net loss attributable to common stockholders	$(52,485)	$(2,997)	$(60,010)	$(8,316)

Net loss per common share attributable to common stockholders:
Basic	$(12.29)	$(0.75)	$(14.12)	$(2.09)
Diluted	$(12.29)	$(0.75)	$(14.12)	$(2.09)
Weighted average shares outstanding:
Basic	4,268,953	3,972,873	4,250,819	3,972,873
Diluted	4,268,953	3,972,873	4,250,819	3,972,873

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Equity (Deficit)

(amounts in thousands, except share data, unaudited)

	Redeemable Convertible Preferred Stock														Equity (Deficit)						Total Equity (Deficit)
	Series A		Series B		Series C		Series D		Series E		Series F		Total		Common Stock		War- rants	Addi- tional Paid-In- Capital	Accu- mulated Deficit	Non- Cont- rolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 25, 2011	3,697,377	50,637	3,290,294	45,062	1,646,595	22,745	1,250,000	17,570	4,194,366	76,337	2,007,743	27,497	16,086,375	239,848	3,972,873	40	2,068	—	(187,410)	—	(185,302)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,571	(35)	5,536
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	230	230
Issuance of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	909	(909)	—	—	—
Changes in redemption value of preferred stock	—	3,210	—	2,856	—	1,441	—	1,113	—	3,524	—	1,743	—	13,887	—	—	—	(1,411)	(12,476)	—	(13,887)
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,320	—	—	2,320

Balance at September 23, 2012	3,697,377	$53,847	3,290,294	$47,918	1,646,595	$24,186	1,250,000	$18,683	4,194,366	$79,861	2,007,743	$29,240	16,086,375	$253,735	3,972,873	$40	$2,977	$—	$(194,315)	$195	$(191,103)
Balance at December 30, 2012	3,697,377	$52,796	3,290,294	$46,983	1,646,595	$23,715	1,250,000	$18,319	4,194,366	$79,861	2,007,743	$28,669	16,086,375	$250,343	4,233,977	$42	$1,552	$—	$(170,518)	$196	$(168,728)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,941	24	4,965
Beneficial Conversion Charge	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50	(50)	—	—
Exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	117,892	2	(610)	610	—	—	2
Cash dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(49,854)	—	—	(49,854)
Changes in redemption value of preferred stock	—	3,582	—	3,188	—	1,609	—	1,251	—	3,523	—	1,944	—	15,097	—	—	—	46,824	(61,921)	—	(15,097)
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,370	—	—	2,370

Balance at September 29, 2013	3,697,377	$56,378	3,290,294	$50,171	1,646,595	$25,324	1,250,000	$19,570	4,194,366	$83,384	2,007,743	$30,613	16,086,375	$265,440	4,351,869	$44	$942	—	$(227,548)	$220	$(226,342)

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	39 Weeks Ended
	September 29, 2013	September 23, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,965	$5,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,284	11,633
Deferred income tax	1,683	78
Deferred rent and landlord allowances	258	1,320
Amortization of stock compensation expense	2,370	2,320
Asset impairment and disposal of property and equipment	329	78
Amortization of debt issuance costs	46	154
Changes in operating assets and liabilities:
Accounts receivable, net	(735)	(859)
Inventories	(215)	(93)
Prepaid expenses and other assets	(1,475)	1,506
Accounts payable	602	345
Accrued and other liabilities	3,267	(1,561)

Net cash provided by operating activities	24,379	20,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,265)	(19,700)

Net cash used in investing activities	(21,265)	(19,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of Series F warrants	2	—
Proceeds from long-term debt	—	14,000
Payments on debt	(59)	(14,000)
Payments on note payable	—	(55)
Payment of deferred financing costs	—	(124)
Payment of costs associated with initial public offering	(533)	—
Contributions from non-controlling interest	—	230

Net cash (used in) provided by financing activities	(590)	51

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,524	808
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,595	24,146

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,119	$24,954

Supplemental cash flow information:
Income taxes paid	$727	$794
Interest paid	261	621
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$2,561	$1,636
Accretion of redeemable convertible preferred stock to maximum redemption value	$15,097	$13,887
Accrued dividend payable	$49,854	$—

See accompanying notes to the unaudited condensed consolidated financial statements

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly owned subsidiary, Potbelly Sandwich Works LLC, operates Potbelly Sandwich Works sandwich shops in 18 states and the District of Columbia. As of December 30, 2012 and September 29, 2013, the Company had 264 and 288 company-operated shops, respectively. During fiscal year 2012, the Company opened 31 new shops and closed one shop. During the 39 weeks ended September 29, 2013, the Company opened 25 new shops and closed one shop.

The Company also sells and administers franchises of new Potbelly Sandwich Works sandwich shops. The first domestic and international franchise locations administered by the Company opened during February 2011. As of the fiscal year ended 2012, five franchised shops were in operation domestically and ten franchised shops were in operation internationally. As of September 29, 2013, seven franchised shops were in operation in domestic locations and twelve franchised shops were in operation internationally.

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s prospectus dated October 3, 2013, filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) on October 4, 2013. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC regarding interim financial reporting. The December 30, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate and make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of December 30, 2012 and September 29, 2013, its statement of operations for the 13 weeks and 39 weeks ended September 23, 2012 and September 29, 2013 and its statement of cash flows for the 39 weeks ended September 23, 2012 and September 29, 2013 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

The Company does not have any components of other comprehensive income (loss) recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income (loss) in its consolidated financial statements.

Initial Public Offering

On October 9, 2013, the Company completed an initial public offering of 8,625,000 shares of common stock. Upon the completion of such initial public offering, all outstanding shares of preferred stock of the Company converted into common stock. See Note 8, “Subsequent Events.” Unless otherwise stated, the unaudited condensed consolidated financial statements and these notes thereto do not include the effects of the initial public offering as it was completed subsequent to September 29, 2013.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC, Potbelly Sandwich Works, LLC (“LLC”) and 17 of LLC’s wholly owned subsidiaries, collectively, the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. For the Company’s consolidated joint venture, non-controlling interest represents the non-controlling partner’s share of the assets, liabilities and operations related to the joint venture investment in Potbelly Airport II Boston, LLC, related to one shop located in the Boston Logan International Airport. The Company owns a seventy-five percent interest in this consolidated joint venture.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, primarily related to long-lived assets, income taxes, stock-based compensation and common stock equity valuations, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every six or seven years a 53rd week is added. Fiscal 2012 consisted of 53 weeks. The fiscal quarters ended September 23, 2012 and September 29, 2013 each consisted of 13 weeks and the fiscal year-to-date periods ended September 23, 2012 and September 29, 2013 each consisted of 39 weeks.

(2) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these investments. The carrying amounts of borrowings approximate fair value as interest rates on the credit facility varies with market interest rates and negotiated terms and conditions are consistent with market rates.

The fair value of the Company, used to calculate the maximum redemption value of the redeemable convertible preferred stock and to measure the Black-Scholes value of the common stock as a key assumption in determining compensation expense associated with our stock options (see Note 7), was estimated using information derived from market data obtained during the initial public offering that was in process as of the fiscal quarter end and completed shortly thereafter.

In addition, the Company assesses potential impairments to its long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Shop-level assets are grouped together for the purpose of the impairment assessment. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

(3) Earnings per share

Basic and diluted income (loss) per common share attributable to common stockholders have been calculated using the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share attributable to common stockholders is computed by dividing the income (loss) allocated to common stockholders utilizing the two-class method by the weighted average number of fully diluted common shares outstanding. Our redeemable convertible preferred stock are all considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. In periods of a net loss attributable to common stockholders, the redeemable convertible preferred stock are excluded from the computation of basic earnings per share due to the fact that they are not required to fund losses and the redemption amount is not reduced as a result of losses. Dilutive securities do not include stock options awarded to employees that have a performance condition requiring the completion of an initial public offering of common stock (an “IPO”), as that performance condition was not satisfied at the reporting date and the holders of these options had no rights in our undistributed earnings at that time.

	13 Weeks Ended		39 Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Calculation of undistributed (loss) for basic and diluted shares:
Net income attributable to Potbelly Corporation	$2,165	$2,548	$4,941	$5,571
Less: Dividend declared to common and preferred stockholders	(49,854)	—	(49,854)	—
Less: Accretion of redeemable convertible preferred stock to maximum redemption value	(4,796)	(5,545)	(15,097)	(13,887)

Undistributed loss for basic and diluted shares	$(52,485)	$(2,997)	$(60,010)	$(8,316)

Allocation of undistributed(loss) to participating securities:
Common shares	$(52,485)	$(2,997)	$(60,010)	$(8,316)
Redeemable convertible preferred shares	—	—	—	—

Undistributed (loss) income	$(52,485)	$(2,997)	$(60,010)	$(8,316)

Weighted average common shares outstanding-basic	4,268,953	3,972,873	4,250,819	3,972,873
Plus: Effect of potential stock options exercise	—	—	—	—
Plus: Effect of potential warrant exercise	—	—	—	—

Weighted average common shares outstanding-diluted	4,268,953	3,972,873	4,250,819	3,972,873

Income (loss) per share available to common stockholders-basic	$(12.29)	$(0.75)	$(14.12)	$(2.09)
Income (loss) per share available to common stockholders-diluted	$(12.29)	$(0.75)	$(14.12)	$(2.09)
Potentially dilutive shares that are considered anti-dilutive:
Common share options	4,744,664	4,446,049	4,744,664	4,446,049
Warrants	241,704	378,996	241,704	378,996

(4) Income Taxes

The Company recognized income tax expense of $2.8 million on pre-tax income of $7.8 million, or an effective tax rate of 36.0%, for the 39 weeks ended September 29, 2013, compared to income tax expense of $0.8 million on pre-tax income of $6.3 million, or an effective tax rate of 12.1%, for the 39 weeks ended September 23, 2012. The difference between the statutory rate and the effective tax rate is primarily attributable to state income taxes and certain federal and state tax credits. The increase in the effective tax rate primarily relates to the Company recognizing federal tax benefits, which were not recognized in the comparable prior period. The Company’s effective tax rate for the 39 weeks ended September 29, 2013 was primarily attributable to U.S. and state income taxes, offset by federal and local tax credits. The Company’s effective tax rate for the 39 weeks ended September 23, 2012 was primarily attributable to state income taxes. Based on management’s evaluation of certain factors, in the fourth quarter of fiscal 2012, the Company released a valuation allowance for all U.S. federal and state deferred tax assets.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(5) Long-term debt

Long-term debt consisted of the following (in thousands):

	September 29, 2013	December 30, 2012
Senior credit facility (a)	$14,000	$14,000
Note payable (b)	1,110	1,169

Total long-term debt	15,110	15,169
Less: Current portion	14,074	74

Long-term debt, net of current portion	$1,036	$15,095

The Company was in compliance with all of its debt covenants as of September 29, 2013 and December 30, 2012. On October 24, 2013, the Company used $14.0 million of the net proceeds from its initial public offering to repay the amounts outstanding under the credit facility. See Note 8, “Subsequent Events.”

(a) Credit facility

On September 21, 2012, the Company entered into a five-year revolving credit facility agreement with JPMorgan Chase Bank, N.A. that expires in September 2017 and provides for borrowings up to $35.0 million to fund capital expenditures for new shops, renovations and maintenance of existing shops, and to provide ongoing working capital for other general and corporate purposes. The credit facility contains customary representations, warranties and negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.25:1 and a minimum debt service coverage ratio, as defined, of 1.5:1. The credit facility also limits the restricted payments (primarily distributions and equity repurchases) that the Company may make, unless the Company obtains certain waivers or amendments from its lender. The Company was in compliance with these restrictions and conditions as of December 30, 2012 and September 29, 2013. The credit facility is secured by substantially all assets of the Company. Borrowings under the credit facility bear interest at interest rates based upon either the base rate or the London InterBank Offered Rate, plus or minus the applicable margins. The base rate is the higher of the prime rate and the federal funds rate, plus 0.50%. The Company’s outstanding borrowings under the credit facility had a weighted average interest rate of 1.35% as of December 30, 2012 and September 29, 2013. On October 24, 2013, the Company used $14.0 million of the net proceeds from its initial public offering to repay the amounts outstanding under the credit facility. See Note 8, “Subsequent Events.”

(b) Note payable

On March 15, 2007, the Company entered into a long-term note payable associated with the acquisition of certain assets of Pot Belly Deli, Inc., an unrelated California company, including the Pot Belly trade name, certain design marks, and other related assets. The Company records interest on the note payable under the effective interest method at an interest rate of 6% and recorded interest expense of $57 thousand for the 39 weeks ended September 23, 2012 and $54 thousand for the 39 weeks ended September 29, 2013. Payment of interest and principal is made monthly. The final payment of the note will be made on April 1, 2015.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(6) Capital Stock and Warrants

As of December 30, 2012 and September 29, 2013, the Company had authorized an aggregate of 52,683,632 shares of capital stock, of which 35,000,000 shares were designated as common stock, 500,000 shares were designated as non-voting common stock, and 17,183,632 shares were designated as preferred stock. The preferred stock consisted of 4,197,377 shares designated as Series A preferred stock, 3,375,221 shares designated as Series B preferred stock, 1,666,668 shares designated as Series C preferred stock, 1,250,000 shares designated as Series D preferred stock, 4,194,366 shares designated as Series E preferred stock, and 2,500,000 shares designated as Series F preferred stock. As of September 29, 2013, the Company had issued and outstanding 4,351,869 shares of common stock, no shares of non-voting common stock, 3,697,377 shares of Series A preferred stock, 3,290,294 shares of Series B preferred stock, 1,646,595 shares of Series C preferred stock, 1,250,000 shares of Series D preferred stock, 4,194,366 shares of Series E preferred stock, and 2,007,743 shares of Series F preferred stock.

A roll-forward of the Company’s issued warrants as of September 29, 2013 is set forth below:

Unexercised Warrants	Number of Warrants
Outstanding—December 25, 2011	378,996
Issuance of warrants at $8.16 per share (a)	241,704
Exercise of warrants at $5.46 per share	(261,104)

Outstanding—December 30, 2012	359,596
Exercise of warrants at $0.01 per share	(117,892)

Outstanding—September 29, 2013	241,704

(a)	As part of the initial investment by outside investors in 2001, the Company issued stock warrants convertible to 200,000 shares of common stock at an exercise price of $5.00 per share, which expired on September 1, 2011. After the expiration of these warrants and to recognize past and continued service to the board of directors, the Company issued an additional 241,704 warrants at an exercise price of $8.16 per share. The Company used the following assumptions for purposes of valuing these warrants granted in 2011: common stock fair value of $8.16 per share; expected life of warrants-five years; volatility-53.0%; risk-free interest rate-1.1%; and dividend yield-0.0%.

As of September 29, 2013, all series of preferred stock were subject to substantially the same general terms and conditions. Dividends accrued (whether or not declared) on each share of preferred stock at a rate of 6% per annum of the applicable liquidation value until the first to occur of (1) the date on which the applicable liquidation value of such share is paid to the holder in connection with a significant event, (2) the date on which such share is converted into common stock, or (3) the date on which such share is acquired by the Company. Dividends were cumulative, but were payable only upon their redemption or the occurrence of a significant event that would result in a distribution to their holders of less than 110% of the shares’ liquidation value (generally the applicable gross issuance price of the shares). A significant event includes a merger, sale of substantially all assets, change of control, or liquidation of the Company, but it does not include an IPO. The terms of the preferred stock provided that unpaid dividends would be forfeited upon any conversion of preferred stock into common stock.

As of September 29, 2013, the terms of the preferred stock provided that all shares of preferred stock would automatically convert to common stock in the event of a qualified IPO, as defined; the election of the holders of a majority of the shares of preferred stock; or the conversion of at least a majority of the shares of issued preferred stock. None of the shares of preferred stock were mandatorily redeemable. Subsequent to December 24, 2014, preferred stock may have been redeemed upon a majority vote of the preferred stockholders for a period of 12 months (“Redemption Election Period”). If the holders of at least a majority of the preferred stock then outstanding did not approve the redemption of preferred shares outstanding during the Redemption Election Period, the Company would have had no further obligation to redeem any shares of preferred stock. Dividends were cumulative, but were payable only upon their redemption or the occurrence of a significant event that would result in a distribution to their holders of less than 110% of the shares’ liquidation value (generally the applicable gross issuance price of the shares). As of September 29, 2013, the Company classified the preferred stock outside of permanent equity on the balance sheet as redemption of the preferred stock was outside the control of the Company.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company recognized changes in the redemption value immediately as they occurred via direct charges to additional paid-in capital and then to accumulated deficit, and adjusted the carrying value of the preferred stock to equal its maximum redemption value at the end of each reporting period. In the event of a redemption, the price paid by the Company for the preferred stock would be the greater of (a) the liquidation value of the preferred stock series being redeemed, plus any accrued and unpaid dividends, or (b) the amount in respect of such share of preferred stock that such holder would have been entitled to receive on an as-converted basis assuming all the shares have been converted into common stock. The form of consideration in the event of liquidation would be the same for the common stockholders as would be provided to the preferred stockholders. The redemption and conversion features do not require bifurcation and separate measurement in the financial statements since neither of the features meet the net settlement criteria under ASC Topic 815, Derivatives and Hedging.

The Company measured its redeemable convertible preferred stock at its maximum redemption value at each reporting period. The fair value of the Company, used to calculate the maximum redemption value of the redeemable convertible preferred stock and to measure the value of the common stock as a key assumption in the determination of the compensation expense associated with the Company’s stock options, was determined with assistance from an independent third-party valuation specialist. The valuations of the Company and its common stock were determined based on valuation methodologies and assumptions selected in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Companies Equity Securities Issued as Compensation. In the absence of observable market data regarding the value of the Company’s stock, the valuation of the Company and its common stock was estimated using multiple valuation approaches, primarily an income and market approach. The income approach is based on the present value of estimated future cash flows, and relies upon significant assumptions and estimates, including those related to the selected discount rate and forecasted revenues and expenses. The market approach is based on a comparison to observed fair values of comparable peer companies and recent market transactions, adjusted for the relative size and profitability of these peer companies relative to the Company.

As of September 29, 2013, each share of common stock had the same relative rights and was identical in all respects to each other share of common stock. Each holder of shares of common stock was entitled to one vote for each share held by such holder at all meetings of stockholders. As of September 29, 2013, each share of non-voting common stock had no voting rights. The terms of the non-voting common stock provided that all shares of non-voting common stock would convert into voting common stock on a 1:1 basis immediately prior to the closing of an underwritten IPO or sale of the Company. The redeemable convertible preferred stock included down-round provisions which would adjust the conversion price for any additional stock issued without consideration or for a consideration per share less than the respective conversion price for one or more of the series of preferred stock in effect immediately prior to the issuance of such additional stock.

On February 26, 2013, the Company issued 59,865 stock options to Bryant Keil, the Company’s Founding Chairman and current member of the board of directors, which are exercisable without restriction and vested immediately. Subsequent to the issuance, the applicable conversion price for the Series D preferred stock and Series E preferred stock was adjusted under the conversion procedure provision in order to prevent dilution. After the adjustment, the Series D preferred stock and Series E preferred stock were convertible into common stock at the conversion rates of 1:1.03 and 1:1.03, respectively.

On October 9, 2013, the Company completed an initial public offering. See Note 8, “Subsequent Events.” Effective upon the closing of such offering, all shares of preferred stock and non-voting common stock converted into common stock and all dividends accrued on the shares of preferred stock were forfeited.

In August 2013, the Company modified 241,704 of warrants issued to Oxford Capital Partners, Inc. that were set to expire upon the consummation of an IPO to extend the expiration date of such warrants to five years from the date of the consummation of an IPO. In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recorded a charge of approximately $0.1 million related to the incremental value associated with the extension of the expiration date.

On August 1, 2013, the Company’s board of directors unanimously approved a resolution to amend certain terms of the Company’s preferred stockholder agreements to reduce certain pricing thresholds for the completion of a qualified IPO, with such term defined in the agreements. The Company evaluated the impact of the amendments on the related preferred shares by estimating the fair value of such shares immediately prior to and after the amendments. As there was an insignificant change in the fair value of the preferred shares as a result of the amendments, the Company concluded the amendments represented a modification to the preferred share agreements. Therefore, no change in value was recorded in the condensed consolidated statement of redeemable convertible preferred stock and equity (deficit). In addition, the Company’s board of directors declared a cash dividend on August 1, 2013, in an aggregate amount of approximately $49.9 million on shares of the Company’s common and preferred stock outstanding on the day immediately prior to the closing date of the Company’s initial public offering. The dividend was recorded as an accrued dividend payable in the condensed consolidated balance sheet as of September 29, 2013 as substantive conditions for the initial public offering were met as of September 29, 2013. The Company paid the cash dividend on October 9, 2013 from the net proceeds of the Company’s initial public offering.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(7) Stock Options

2013 Long-Term Incentive Plan

On July 31, 2013, the Company’s board of directors approved the adoption of the 2013 Long-Term Incentive Plan, which replaced the 2004 Incentive Plan in conjunction with the Company’s initial public offering. The Company will no longer make awards under the 2004 Incentive Plan. However, the 2004 Incentive Plan will continue to govern outstanding awards granted prior to its termination. As of September 29, 2013, there have been no options granted under the 2013 Long-Term Incentive Plan. The Company has 1,500,000 shares reserved for future issuance under the 2013 Long-Term Incentive Plan. See Note 8, “Subsequent Events” for options granted after September 29, 2013.

Stock Options Granted Under the 2001 and 2004 Equity Incentive Plans

The Company has granted stock options under its 2001 and 2004 Equity Incentive Plans (the “Plans”). The Plans permit the granting of awards to employees and nonemployee officers, consultants, agents, and independent contractors of the Company in the form of stock appreciation rights, stock awards, and stock options. The Plans give broad powers to the Company’s board of directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and rights and to prescribe the particular form and conditions of each option to be granted.

Under the Plans, the number of shares and exercise price of each option are determined by the committee designated by the Company’s board of directors. The options granted are generally exercisable within a 10-year period from the date of grant, upon the consummation of an IPO under the Securities Act or at the discretion of the board of directors. Certain options have been issued to key executives, which are exercisable without restriction. Options issued and outstanding expire on various dates through the year 2023. The range of exercise prices of options outstanding as of September 29, 2013, is $7 to $14 per option, and the options vest over a range of immediately to five-year periods.

Under the 2001 Plan, the Company had 746,749 shares reserved for issuance. In September 2011, the 2001 Plan expired with options outstanding under the plan still available for exercise. As of December 30, 2012 and September 29, 2013, a total of 3,960,998 and 4,289,994 shares of common stock have been reserved for issuance under the 2004 Equity Incentive Plan and a total of 500,000 shares of non-voting common stock have been reserved for issuance under a Stock Option Agreement and Plan (the “Agreement”). In 2007, the Company entered into the Agreement, which granted a certain key executive 500,000 options of non-voting common stock.

Activity under the Plans and the Agreement is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 25, 2011	4,261	9.19	$2,229	6.34

Granted	504	8.65
Exercised	—	—
Canceled	(552)	7.67

Outstanding—December 30, 2012	4,213	9.30	$5,348	5.93

Granted	848	10.06
Exercised	—	—
Canceled	(316)	8.40

Outstanding—September 29, 2013	4,745	8.99	$15,434	6.22

On February 26, 2013, the Company issued 59,865 stock options to Bryant Keil, the Company’s Founding Chairman and current member of the board of directors, which are exercisable without restriction and vested immediately. The fair value of the options was determined using the Black-Scholes-Merton option pricing model. The Company used the following assumptions for purposes of valuing these option grants: common stock fair value of $9.47 per share; expected life of options—five years; volatility—46.6%; risk-free interest rate—0.8%; and dividend yield—0.0%. The Company used the simplified method for determining the expected life of the options. The Company was unable to calculate specific stock price volatility as a private company, and as such, the Company used a blended volatility rate for comparable publicly traded companies.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On July 29, 2013, the Company entered into employment agreements with certain executives, including Charlie Talbot, its Chief Financial Officer, and John Morlock, its Senior Vice President of Operations. The terms of the agreements are substantially similar to one another and include compensation arrangements consistent with their current compensation arrangements as well as the acceleration of 278,272 unvested stock options under the 2004 Equity Plan, of which 141,341 options include a performance condition that restricts the option holders’ ability to exercise vested options until the consummation of an IPO under the Securities Act or at the discretion of the Company’s board of directors. Accordingly, all outstanding options are now fully vested as of the date of the executed agreements. In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company does not expect to record an incremental charge related to the accelerated vesting of unvested options that do not contain a performance condition since the modification did not result in incremental value. The Company has estimated the potential compensation cost to be recorded upon consummation of an IPO associated with all vested options, including those modified to accelerate vesting, is approximately $7.5 million as of September 29, 2013.

On August 1, 2013, the Company modified stock option agreements for all current employees and the Company’s Founding Chairman to revise the exercise price of $14.00 per option on 718,593 options to an exercise price of $10.59 per option and issued 122,271 stock options to the same Founding Chairman at an exercise price of $10.59 per option. All of these options contain a performance condition that restricts the option holders’ ability to exercise vested options until the consummation of an IPO under the Securities Act or at the discretion of the Company’s board of directors. In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company expects to record a charge of approximately $0.7 million during the fourth quarter of 2013 related to the incremental value associated with the reduced exercise price at the time performance conditions have been met and a charge of approximately $0.6 million associated with options issued to the Founding Chairman at the time performance conditions have been met.

On August 8, 2013, the Company entered into an employment agreement with Aylwin Lewis, its Chief Executive Officer and President. The agreement includes a compensation arrangement consistent with his current compensation arrangement as well as the grant of 227,187 options under the 2004 Equity Plan, which are exercisable without restriction and vest over a period of four years. In accordance with ASC Topic 718, Compensation – Stock Compensation, fair value of the options was determined using the Black-Scholes-Merton option pricing model. The Company used the following assumptions for purposes of valuing these option grants: common stock fair value of $10.59 per share; expected life of options—seven years; volatility—48.0%; risk-free interest rate—1.3%; and dividend yield—0.0%. The Company used the simplified method for determining the expected life of the options.

On August 20, 2013, the Company issued 81,064 replacement stock options to Bryant Keil, under the 2004 Equity Plan, which are exercisable without restriction and vested immediately. The fair value of the options was determined using the Black-Scholes-Merton option pricing model. The Company used the following assumptions for purposes of valuing these option grants: common stock fair value of $10.59 per share; expected life of the options – five years; volatility – 48.0%; risk-free rate – 1.6%; and dividend yield – 0.0%. The Company used the simplified method for determining the expected life of the options. In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recorded a charge of $0.4 million related to these options.

Stock-based Compensation

In accordance with ASC Topic 718, Compensation—Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). For those options that are exercisable without restriction, the Company recognized $2.4 million and $2.3 million for the 39 weeks ended September 29, 2013 and for the 39 weeks ended September 23, 2012, respectively, with a corresponding increase to additional paid-in-capital. As of September 29, 2013, and September 23, 2012, the unrecognized stock compensation expense was $1.2 million and $2.1 million, respectively, which will be recognized through fiscal year 2018. The Company records stock based compensation expense within general and administrative expenses in the consolidated statements of operations.

(8) Subsequent Events

Initial Public Offering

On October 9, 2013, the Company completed an initial public offering of 8,625,000 shares of common stock at a price of $14.00 per share, which included 1,125,000 shares of common stock issued upon the exercise in full of the underwriters’ option to purchase additional shares. The Company sold 8,474,869 shares of common stock and certain stockholders sold 150,131 shares of common stock. The Company received net proceeds from the offering of approximately $108.8 million, after deducting the underwriting discount and other estimated offering expenses. The Company did not receive any proceeds from the shares sold by the selling stockholders.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Because the initial public offering was a qualified IPO, as defined, all outstanding preferred stock automatically converted into common stock upon the closing of the offering. All dividends accrued on the shares of preferred stock were forfeited at the time of such conversion. Additionally, all outstanding options to purchase non-voting common stock of the Company automatically converted into options to purchase common stock upon the closing of the initial public offering.

Dividend Payment in Connection with Initial Public Offering

The Company used the net proceeds received from the sale of its shares in the initial public offering to pay a previously declared cash dividend of approximately $49.9 million on shares outstanding on October 8, 2013.

Debt Repayment in Connection with Initial Public Offering

On October 24, 2013, the Company used $14.0 million of the net proceeds from the sale of its shares in the initial public offering to repay the amounts outstanding under the senior credit facility.

Option Grants in Connection with Initial Public Offering

Under the 2013 Long-Term Incentive Plan, the Company granted options to purchase 395,000 shares of the Company’s common stock, effective as of the closing of the Company’s initial public offering, to certain senior leaders. Such options have an exercise price equal to the initial public offering price of $14.00 per share and have a four year vesting period. The fair value of the options was determined using the Black-Scholes-Merton option pricing model. The Company used the following assumptions for purposes of valuing these option grants: common stock fair value of $14.00 per share; expected life of options—seven years; volatility—48.3%; risk-free interest rate—2.1%; and dividend yield—0.0%. The Company used the simplified method for determining the expected life of the options. The Company was unable to calculate specific stock price volatility as a private company, and as such, the Company used a blended volatility rate for comparable publicly traded companies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in the prospectus dated October 3, 2013 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on October 4, 2013 (referred to as our “Prospectus”). This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involves numerous risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Prospectus for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.

Overview

Potbelly is a fast-growing neighborhood sandwich concept offering toasty warm sandwiches, signature salads and other fresh menu items served by engaging people in an environment that reflects the Potbelly brand. Our combination of product, people and place is how we deliver on our passion to be “The Best Place for Lunch.” Our sandwiches, salads and hand-dipped milkshakes are all made fresh to order and our cookies are baked fresh each day. Our employees are trained to engage with our customers in a genuine way to provide a personalized experience. Our shops feature vintage design elements and locally-themed décor inspired by the neighborhood that we believe create a lively atmosphere. Through this combination, we believe we are creating a devoted base of Potbelly fans that return again and again and that we are expanding one sandwich shop at a time.

We believe that a key to our past and future success is our culture. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission, Passion and Values, and the foundation of everything we do. Our Vision is for our customers to feel that we are their “Neighborhood Sandwich Shop” and to tell others about their great experience. Our Mission is to make people really happy, to make more money and to improve every day. Our Passion is to be “The Best Place for Lunch.” Our Values embody both how we lead and how we behave, and form the cornerstone of our culture. We use simple language that resonates from the frontline associate to the most senior levels of the organization, creating shared expectations and accountabilities in how we approach our day-to-day activities. We strive to be a fun, friendly and hardworking group of people who enjoy taking care of our customers, while at the same time taking care of each other.

13 Weeks Ended September 29, 2013 Compared to 13 Weeks Ended September 23, 2012

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	13 Weeks Ended
	September 29, 2013	% of Revenues	September 23, 2012	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$77,747	99.6%	$69,659	99.7%	8,088	11.6%
Franchise royalties and fees	274	0.4	210	0.3	64	30.5

Total revenues	78,021	100.0	69,869	100.0	8,152	11.7

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	23,014	29.5	20,238	29.0	2,776	13.7
Labor and related expenses	21,223	27.2	19,778	28.3	1,445	7.3
Occupancy expenses	9,295	11.9	8,135	11.6	1,160	14.3
Other operating expenses	7,946	10.2	7,317	10.5	629	8.6
General and administrative expenses	8,293	10.6	6,874	9.8	1,419	20.6
Depreciation expense	4,460	5.7	4,080	5.8	380	9.3
Pre-opening costs	364	0.5	630	0.9	(266)	(42.2)
Impairment and loss on disposal of property and equipment	250	0.3	—	*	250	100.0

Total expenses	74,845	95.9	67,052	96.0	7,793	11.6

Income from operations	3,176	4.1	2,817	4.0	359	12.7
Interest expense	97	0.1	176	0.3	(79)	(44.9)
Other expense	—	*	4	*	(4)	(100.0)

Income before income taxes	3,079	3.9	2,637	3.8	442	16.8
Income tax expense	905	1.2	84	0.1	821	977.4

Net income	2,174	2.8	2,553	3.7	(379)	(14.8)
Net income (loss) attributable to non-controlling interests	9	*	5	*	4	80.0

Net income attributable to Potbelly Corporation	2,165	2.8	2,548	3.6	(383)	(15.0)
Dividend declared to common and preferred stockholders	(49,854)	(63.9)	—	*	(49,854)	100.0
Accretion of redeemable convertible preferred stock to maximum redemption value	(4,796)	(6.1)	(5,545)	(7.9)	749	(13.5)

Net loss attributable to common stockholders	$(52,485)	(67.3)%	$(2,997)	(4.3)%	$(49,488)	1651.3%

*	Amount is less than 0.1%

Revenues

Revenues increased by $8.2 million, or 11.7%, to $78.0 million during the 13 weeks ended September 29, 2013, from $69.9 million during the 13 weeks ended September 23, 2012. Company-operated non-comparable store sales contributed $6.5 million, or 79.1%, of the total revenue increase, company-operated comparable store sales contributed $1.6 million, or 20.1%, of the total revenue increase and franchise shops contributed $0.1 million, or 0.8%, of the total revenue increase. Comparable store sales increased 2.5% as a result of a 3.0% increase in average check associated with a menu price increase and shift in menu mix and offset by a 0.5% decrease in entree counts.

Cost of Goods Sold

Cost of goods sold increased by $2.8 million, or 13.7%, to $23.0 million during the 13 weeks ended September 29, 2013, compared to $20.2 million during the 13 weeks ended September 23, 2012, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold increased to 29.5% during the 13 weeks ended September 29, 2013, from 29.0% during the 13 weeks ended September 23, 2012, primarily driven by higher commodity costs and changes in menu mix.

Labor and Related Expenses

Labor and related expenses increased by $1.4 million, or 7.3%, to $21.2 million during the 13 weeks ended September 29, 2013, from $19.8 million during the 13 weeks ended September 23, 2012, primarily due to new shop openings. As a percentage of revenues, labor and related expenses decreased to 27.2% during the 13 weeks ended September 29, 2013, from 28.3% during the 13 weeks ended September 23, 2012, primarily due to sales leverage (i.e., the ability to spread certain expenses over a higher revenue base).

Occupancy Expenses

Occupancy expenses increased by $1.2 million, or 14.3%, to $9.3 million during the 13 weeks ended September 29, 2013, from $8.1 million during the 13 weeks ended September 23, 2012, primarily due to new shop openings. As a percentage of revenues, occupancy expenses increased to 11.9% during the 13 weeks ended September 29, 2013, from 11.6% during the 13 weeks ended September 23, 2012, due to more shops operating in higher rent markets, such as New York City and Boston. There were 21 company-operated shops in New York City and Boston as of September 29, 2013, compared to 14 company-operated shops as of September 23, 2012.

Other Operating Expenses

Other operating expenses increased by $0.6 million, or 8.6%, to $7.9 million during the 13 weeks ended September 29, 2013, from $7.3 million during the 13 weeks ended September 23, 2012, primarily due to new shop openings as well as increased fees associated with higher credit card usage in our shops. As a percentage of revenues, other operating expenses decreased to 10.2% during the 13 weeks ended September 29, 2013, from 10.5% during the 13 weeks ended September 23, 2012, primarily due to sales leverage (i.e., the ability to spread certain expenses over a higher revenue base).

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 20.6%, to $8.3 million during the 13 weeks ended September 29, 2013, from $6.9 million during the 13 weeks ended September 23, 2012. The increase was primarily due to costs associated with our initial public offering and ongoing public company costs, including a one-time $1.1 million charge for stock-based compensation. As a percentage of revenues, general and administrative expenses increased to 10.6% during the 13 weeks ended September 29, 2013, from 9.8% during the 13 weeks ended September 23, 2012, due to costs associated with our initial public offering and ongoing pubic company costs.

Depreciation Expense

Depreciation expense increased by $0.4 million, or 9.3%, to $4.5 million during the 13 weeks ended September 29, 2013, from $4.1 million during the 13 weeks ended September 23, 2012, primarily due to a higher depreciable base related to new shops. As a percentage of revenues, depreciation decreased to 5.7% during the 13 weeks ended September 29, 2013, from 5.8% during the 13 weeks ended September 23, 2012, primarily due to leasehold improvements at legacy shops with higher build-out costs being fully depreciated and a longer expected useful life for leasehold improvements.

Pre-Opening Costs

Pre-opening costs decreased by $0.3 million to $0.4 million during the 13 weeks ended September 29, 2013, from $0.6 million during the 13 weeks ended September 23, 2012, primarily due a decrease in new company-operated shops opened in new markets during the 13 weeks ended September 29, 2013, compared to the 13 weeks ended September 23, 2012.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased by $0.3 million, or 100%, to $0.3 million during the 13 weeks ended September 29, 2013 with no comparable charge in the prior period. As a result of performing a periodic review of our shops, it was determined that indicators of impairment were present for one shop. We performed an impairment analysis related to the shop and recorded an impairment charge of $0.3 million related to the excess of its carrying amount recorded on our balance sheet over its estimated fair value as of September 29, 2013.

Interest Expense

Interest expense decreased by $0.1 million, or 44.9%, to $0.1 million during the 13 weeks ended September 29, 2013, from $0.2 million during the 13 weeks ended September 23, 2012, primarily due to a $0.1 million charge recorded during the 13 weeks ended September 23, 2012 for the remaining deferred financing fees associated with the termination of our previous five-year senior credit facility and entering into a new five-year senior credit facility agreement on September 21, 2012.

Income Tax Expense

Income tax expense increased by $0.8 million to $0.9 million during the 13 weeks ended September 29, 2013, from $0.1 million during the 13 weeks ended September 23, 2012 due to higher pre-tax income and an increased effective tax rate as a result of the Company recognizing federal tax benefits, which were not recognized in the comparable prior period. For the 13 weeks ended September 29, 2013, our effective tax rate was 29.4%, compared to 3.2% for the 13 weeks ended September 23, 2012. In the fourth quarter of fiscal 2012, we determined that it is more likely than not the deferred tax assets will ultimately be realized. Prior to this period, our income tax expense represented our income taxes payable to various states and local jurisdictions.

39 Weeks Ended September 29, 2013 Compared to 39 Weeks Ended September 23, 2012

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	39 Weeks Ended
	September 29, 2013	% of Revenues	September 23, 2012	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$224,214	99.7%	$200,853	99.7%	23,361	11.6%
Franchise royalties and fees	737	0.3	553	0.3	184	33.3

Total revenues	224,951	100.0	201,406	100.0	23,545	11.7

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	65,767	29.2	58,389	29.0	7,378	12.6
Labor and related expenses	62,217	27.7	56,618	28.1	5,599	9.9
Occupancy expenses	26,826	11.9	22,885	11.4	3,941	17.2
Other operating expenses	23,058	10.3	20,767	10.3	2,291	11.0
General and administrative expenses	24,298	10.8	22,542	11.2	1,756	7.8
Depreciation expense	13,284	5.9	11,633	5.8	1,651	14.2
Pre-opening costs	1,083	0.5	1,760	0.9	(677)	(38.5)
Impairment and loss on disposal of property and equipment	329	0.1	78	*	251	321.8

Total expenses	216,862	96.4	194,672	96.7	22,190	11.4

Income from operations	8,089	3.6	6,734	3.3	1,355	20.1
Interest expense	330	0.1	427	0.2	(97)	(22.7)
Other expense	2	*	6	*	(4)	(66.7)

Income before income taxes	7,757	3.4	6,301	3.1	1,456	23.1
Income tax expense	2,792	1.2	765	0.4	2,027	265.0

Net income	4,965	2.2	5,536	2.7	(571)	(10.3)
Net income (loss) attributable to non-controlling interests	24	*	(35)	*	59	(168.6)

Net income attributable to Potbelly Corporation	4,941	2.2	5,571	2.8	(630)	(11.3)
Dividend declared to common and preferred stockholders	(49,854)	(22.2)	—	*	(49,854)	(100.0)
Accretion of redeemable convertible preferred stock to maximum redemption value	(15,097)	(6.7)	(13,887)	(6.9)	(1,210)	8.7

Net loss attributable to common stockholders	$(60,010)	(26.7)%	$(8,316)	(4.1)%	$(51,694)	621.6%

*	Amount is less than 0.1%

Revenues

Revenues increased by $23.6 million, or 11.7%, to $225.0 million during the 39 weeks ended September 29, 2013, from $201.4 million during the 39 weeks ended September 23, 2012. Company-operated non-comparable store sales contributed $19.9 million, or 84.4%, of the total revenue increase, company-operated comparable store sales contributed $3.5 million, or 14.8%, of the total revenue increase and franchise shops contributed $0.2 million, or 0.8%, of the total revenue increase. Comparable store sales increased 1.8% as a result of a 2.8% increase in average check associated with a menu price increase and shift in menu mix and offset by a 0.9% decrease in entree counts.

Cost of Goods Sold

Cost of goods sold increased by $7.4 million, or 12.6%, to $65.8 million during the 39 weeks ended September 29, 2013, compared to $58.4 million during the 39 weeks ended September 23, 2012, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold increased to 29.2% during the 39 weeks ended September 29, 2013, from 29.0% during the 39 weeks ended September 23, 2012, primarily driven by higher commodity costs and changes in menu mix.

Labor and Related Expenses

Labor and related expenses increased by $5.6 million, or 9.9%, to $62.2 million during the 39 weeks ended September 29, 2013, from $56.6 million during the 39 weeks ended September 23, 2012, primarily due to new shop openings. As a percentage of revenues, labor and related expenses decreased to 27.7% during the 39 weeks ended September 29, 2013, from 28.1% during the 39 weeks ended September 23, 2012, primarily due to sales leverage (i.e., the ability to spread certain expenses over a higher revenue base).

Occupancy Expenses

Occupancy expenses increased by $3.9 million, or 17.2%, to $26.8 million during the 39 weeks ended September 29, 2013, from $22.9 million during the 39 weeks ended September 23, 2012, primarily due to new shop openings. As a percentage of revenues, occupancy expenses increased to 11.9% during the 39 weeks ended September 29, 2013, from 11.4% during the 39 weeks ended September 23, 2012, due to more shops operating in higher rent markets, such as New York City and Boston. There were 21 company-operated shops in New York City and Boston as of September 29, 2013, compared to 14 company-operated shops as of September 23, 2012.

Other Operating Expenses

Other operating expenses increased by $2.3 million, or 11.0%, to $23.1 million during the 39 weeks ended September 29, 2013, from $20.8 million during the 39 weeks ended September 23, 2012, primarily due to new shop openings as well as increased fees associated with higher credit card usage in our shops. As a percentage of revenues, other operating expenses remained consistent at 10.3% during the 39 weeks ended September 29, 2013 and September 23, 2012.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million, or 7.8%, to $24.3 million during the 39 weeks ended September 29, 2013, from $22.5 million during the 39 weeks ended September 23, 2012. The increase was primarily due to costs associated with our initial public offering and ongoing public company costs, including a one-time $1.1 million charge for stock-based compensation. As a percentage of revenues, general and administrative expenses decreased to 10.8% during the 39 weeks ended September 29, 2013, from 11.2% during the 39 weeks ended September 23, 2012, due to sales leverage (i.e., the ability to spread certain costs over a higher revenue base).

Depreciation Expense

Depreciation expense increased by $1.7 million, or 14.2%, to $13.3 million during the 39 weeks ended September 29, 2013, from $11.6 million during the 39 weeks ended September 23, 2012, primarily due to a higher depreciable base resulting from new shops. As a percentage of revenues, depreciation increased to 5.9% during the 39 weeks ended September 29, 2013, from 5.8% during the 39 weeks ended September 23, 2012, primarily due to a higher depreciable base resulting from new shops operating in markets with higher build-out costs such as New York City and Boston.

Pre-Opening Costs

Pre-opening costs decreased by approximately $0.7 million to $1.1 million during the 39 weeks ended September 29, 2013, from $1.8 million during the 39 weeks ended September 23, 2012, primarily due to a decrease in new company-operated shops opened in new markets during the 39 weeks ended September 29, 2013, compared to the 39 weeks ended September 23, 2012.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased by $0.2 million, or 321.8%, to $0.3 million during the 39 weeks ended September 29, 2013, from $0.1 million during the 39 weeks ended September 23, 2012. As a result of performing a periodic review of our shops, it was determined that indicators of impairment were present for one shop. We performed an impairment analysis related to the shop and recorded an impairment charge of $0.3 million related to the excess of its carrying amount recorded on our balance sheet over its estimated fair value as of September 29, 2013.

Interest Expense

Interest expense decreased by $0.1 million, or 22.7%, to $0.3 million during the 39 weeks ended September 29, 2013, from $0.4 million during the 39 weeks ended September 23, 2012, primarily due to a $0.1 million charge recorded during the 39 weeks ended September 23, 2012 for the remaining deferred financing fees associated with the termination of our previous five-year senior credit facility and entering into a new five-year senior credit facility agreement on September 21, 2012.

Income Tax Expense

Income tax expense increased by $2.0 million to $2.8 million during the 39 weeks ended September 29, 2013, from $0.8 million during the 39 weeks ended September 23, 2012, due to higher pre-tax income and an increased effective tax rate as a result of the Company recognizing federal tax benefits, which were not recognized in the comparable prior period. For the 39 weeks ended September 29, 2013, our effective tax rate was 36.0%, compared to 12.1% for the 39 weeks ended September 23, 2012. In the fourth quarter of fiscal 2012, we determined that it is more likely than not the deferred tax assets will ultimately be realized. Prior to this period, our income tax expense represented our income taxes payable to various states and local jurisdictions.

Liquidity and Capital Resources

General

On October 9, 2013, we completed an initial public offering of 8,625,000 shares of common stock at a price of $14.00 per share, which included 1,125,000 shares of common stock issued upon the exercise in full of the underwriters’ option to purchase additional shares. We sold 8,474,869 shares of common stock and certain stockholders sold 150,131 shares of common stock. We received net proceeds from the offering of approximately $108.8 million, after deducting the underwriting discount and other estimated offering expenses. We used the net proceeds received from the sale of the shares in the initial public offering to pay a previously declared cash dividend of approximately $49.9 million on shares outstanding on October 8, 2013 as well as to repay $14.0 million outstanding under the senior credit facility on October 24, 2013. We intend to use the remaining proceeds for working capital and general corporate purposes.

Our on-going primary sources of liquidity and capital resources have been cash provided from operating activities, existing cash and cash equivalents and our credit facility. Our primary requirements for liquidity and capital are new shop openings, existing shop capital investments (maintenance and improvements), principal and interest payments on our debt, lease obligations, and working capital and general corporate needs. Our requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Our shops do not require significant inventories or receivables. We believe that these sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table presents summary cash flow information for the periods indicated (in thousands):

	39 Weeks Ended
	September 29, 2013	September 23, 2012
	(unaudited)
Net cash provided by (used in):
Operating activities	$24,379	$20,457
Investing activities	(21,265)	(19,700)
Financing activities	(590)	51

Net increase in cash	$2,524	$808

Operating Activities

Net cash provided by operating activities increased to $24.4 million for the 39 weeks ended September 29, 2013, from $20.5 million for the 39 weeks ended September 23, 2012, primarily due to a $4.2 million increase in shop-level profits.

Investing Activities

Net cash used in investing activities increased to $21.3 million for the 39 weeks ended September 29, 2013, from $19.7 million for the 39 weeks ended September 23, 2012. The increase was primarily due to construction costs for new company-operated shops recently opened, as well as capital expenditures for future shop openings, maintaining our existing shops and certain other projects.

Financing Activities

Net cash used in financing activities was $0.6 million for the 39 weeks ended September 29, 2013, compared to net cash provided by financial activities of $0.1 million for the 39 weeks ended September 23, 2012. The decrease is primarily due to the payment of costs associated with, and leading up to, the completion of our initial public offering on October 9, 2013.

Credit Facility

On September 21, 2012, we entered into a new five-year revolving credit facility agreement with JPMorgan Chase Bank, N.A. that expires in September 2017 and provides for borrowings up to $35.0 million to fund capital expenditures for new shops, renovations and maintenance of existing shops, and to provide ongoing working capital for other general and corporate purposes. We will be entitled to incur additional incremental increases in the revolving credit facility of up to $25.0 million that will be included in the credit facility if no event of default exists and certain other requirements are met. The credit facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.25:1 and a minimum debt service coverage ratio, as defined, of 1.5:1. The credit facility also limits the restricted payments (primarily distributions and equity repurchases) that we may make, unless we obtain certain waivers or amendments from our lender. We were in compliance with these restrictions and conditions as of September 29, 2013. The credit facility is secured by substantially all assets of the Company. Borrowings under the credit facility bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus an applicable margin or (ii) a prime rate as announced by JPMorgan Chase plus an applicable margin. As of September 29, 2013, we had $14.0 million outstanding under the credit facility with a weighted-average interest rate of 1.35%.

On October 24, 2013, we used $14.0 million of the net proceeds from our initial public offering to repay the amounts outstanding under the credit facility. See Note 8, “Subsequent Events” to our Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of our financial condition and operating results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We had no significant changes in our critical accounting estimates since our Prospectus was filed on October 4, 2013. Our critical accounting estimates are identified and described in our annual consolidated financial statements and related notes included in our Prospectus.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act. Additionally, we do not have any synthetic leases.

New and Revised Financial Accounting Standards

We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period is irrevocable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facility, which bear interest at variable rates. As of September 29, 2013, we had $14.0 million outstanding under our credit facility, which was repaid on October 24, 2013 with a portion of the net proceeds from our initial public offering. A 100 basis point change in the interest rate would not have a material impact on our financial condition or results of operations. We did not have any material exposure to interest rate market risks for fiscal year 2012 or for the 39 weeks ended September 29, 2013.

Commodity Price Risk

We are also exposed to commodity price risks. Many of the food products we purchase are subject to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. For example, the drought conditions of 2012 increased certain commodity prices, including beef. We have partially offset these costs by increasing menu prices. We work with our suppliers and use a mix of forward pricing protocols for certain items under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. Our use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less). We do not enter into futures contracts or other derivative instruments. Increased prices or shortages could generally affect the cost and quality of the items we buy or may require us to further raise prices or limit our menu options. These events, combined with other general economic and demographic conditions, could impact our pricing and negatively affect our sales and profit margins.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 29, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions should not have a material adverse impact on our financial position or results of operations and cash flows.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Prospectus. There have been no material changes to our Risk Factors as previously reported.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Initial Public Offering of Common Stock

On October 3, 2013, we priced an initial public offering of our common stock pursuant to a Registration Statement (File No. 333-190893), that was declared effective on October 3, 2013. The offering closed on October 9, 2013. Under the Registration Statement, (i) we registered, issued and sold an aggregate of 8,474,869 shares of our common stock at a price to the public of $14.00 per share for aggregate gross offering proceeds of $118.6 million and (ii) we registered and certain stockholders sold 150,131 shares of our common stock at a price to the public of $14.00 per share for aggregate gross offering proceeds of $2.1 million. BofA Merrill Lynch and Goldman, Sachs & Co. acted as managing underwriters of the offering.

We received net proceeds in the offering of approximately $108.8 million after deducting underwriting discounts and commissions of approximately $8.3 million on our sale of 8,474,689 shares and $3.7 million of offering related expenses payable by us (of which $2.1 million were paid prior to June 30, 2013). We did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

There has been no material change in the planned use of proceeds from the offering as described in our Prospectus. We used approximately $49.9 million of the net proceeds received from the offering to pay a previously declared cash dividend on shares outstanding prior to the offering and we used $14.0 million to repay borrowings under our credit facility. We intend to use the remaining net proceeds for working capital and general corporate purposes. Other than in connection with the cash dividend payment discussed above, no payments were made to directors, officers or persons owning ten percent or more of any class of our equity securities, or to their associates, or to our affiliates.

ITEM 6.	EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTBELLY CORPORATION

Date: November 13, 2013	By:	/s/ Charles Talbot
Charles Talbot
Chief Financial Officer
(Principal Financial Officer)