Form 10-K
period 2013-12-29
POTBELLY CORP
filed 2014-03-05
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36104

POTBELLY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4466837
(State of incorporation)	(I.R.S. Employer Identification No.)
222 Merchandise Mart Plaza, 23rd Floor Chicago, Illinois	60654
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 951-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant completed the initial public offering of its common stock on October 9, 2013. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2014, 29,150,894 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “strives,” “goal,” “seeks,” “projects,” “intends,” “forecasts,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Item 1A, which include, but are not limited to, the following:

•	competition in the restaurant industry, which is highly competitive and includes many larger, more well-established companies;

•	changes in economic conditions, including continuing effects from the recent recession, the effects of consumer confidence and discretionary spending; the future cost and availability of credit; and the liquidity or operations of our suppliers and other service providers;

•	fluctuation in price and availability of commodities, including but not limited to items such as beef, poultry, grains, dairy and produce and energy supplies, where prices could increase or decrease more than we expect;

•	our ability to identify and secure new locations and expand our operations (which is dependent upon various factors such as the availability of attractive sites for new shops), negotiate suitable lease terms, obtain all required governmental permits including zoning approvals on a timely basis, control construction and development costs and obtain capital to fund such costs, and recruit, train and retain qualified operating personnel;

•	changes in consumer tastes and lack of acceptance or awareness of our brand in existing or new markets; damage to our reputation caused by, for example, any perceived reduction in the quality of our food, service or staff or an adverse change in our culture, concerns regarding food safety and food-borne illness or adverse opinions about the health effects of our menu offerings;

•	local, regional, national and international economic and political conditions; the seasonality of our business; demographic trends; traffic patterns and our ability to effectively respond in a timely manner to changes in traffic patterns; the cost of advertising and media; inflation or deflation; unemployment rates; interest rates; and increases in various costs, such as real estate and insurance costs;

•	adverse weather conditions, local strikes, natural disasters and other disasters, especially in local or regional areas in which our shops are concentrated;

•	litigation or legal complaints alleging, among other things, illness, injury or violations of federal and state workplace and employment laws and our ability to obtain and maintain required licenses and permits;

•	government actions and policies; tax and other legislation; regulation of the restaurant industry; and accounting standards or pronouncements;

•	our reliance on a limited number of suppliers for our major products and on one distribution company for the majority of our national distribution program;

•	security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions or the failure of our information technology system;

•	our ability to adequately protect our intellectual property; and

•	other factors discussed under “Business” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this document. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

PART I

ITEM 1.	BUSINESS

The Neighborhood Sandwich Shop

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

We believe that a key to our past and future success is our culture. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission, Passion and Values, and the foundation of everything we do. Our Vision is for our customers to feel that we are their “Neighborhood Sandwich Shop” and to tell others about their great experience. Our Mission is to make people really happy, to make more money and to improve every day. Our Passion is to be “The Best Place for Lunch.” Our Values embody both how we lead and how we behave and form the cornerstone of our culture. We use simple language that resonates from the frontline associate to the most senior levels of the organization, creating shared expectations and accountabilities in how we approach our day-to-day activities. We strive to be a fun, friendly and hardworking group of people who enjoy taking care of our customers, while at the same time taking care of each other.

We believe executing on The Potbelly Advantage at a high level creates a distinct competitive advantage and drives our operating and financial results, as illustrated by the following:

•	As of December 29, 2013, we had a domestic base of 307 shops in 21 states and the District of Columbia. Of these, the company operates 296 shops and franchisees operate 11 shops. In addition, there are 12 franchised shops in the Middle East. Total shop growth was 14.3% over the prior year;

•	We achieved positive comparable store sales growth in fourteen of the last fifteen quarters through our fiscal quarter ended December 29, 2013 (comparable store sales growth reflects the change in year-over-year sales of shops open for 15 or more months);

•	From 2012 to 2013, we increased our total revenue 9.0% to $299.7 million, 11.2% excluding the extra operating week in fiscal 2012 and our adjusted EBITDA 12.0% to $35.2 million. Our net income for the year ended December 29, 2013 was $1.3 million; and

•	From 2009 to 2013, we increased our shop-level profit margin by 100 basis points: with levels of 19.2%, 20.9%, 21.6%, 20.7% and 20.2% in 2009, 2010, 2011, 2012 and 2013, respectively (shop-level profit margin measures net shop sales less shop operating expenses as a percentage of net shop sales).

Shop-level profit margin is not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). See “Selected Financial Data” in Item 6 for a discussion of adjusted EBITDA, adjusted EBITDA margin and shop-level profit margin and a reconciliation of the differences between adjusted EBITDA and net income (loss) and shop-level profit and income (loss) from operations, as well as a calculation of shop-level profit margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a definition of comparable store sales

Our History

Potbelly started in 1977 as a small antique store on Lincoln Avenue in Chicago. To boost sales, the original owner began offering toasty warm sandwiches to customers. Soon, people who had no interest in antiques were stopping by to enjoy the delicious sandwiches, homemade desserts and live music featured in the shop. As time passed, Potbelly became a well-known neighborhood destination with a loyal following of regulars and frequent lines out the door.

We opened our second shop in 1997 and continued to open shops in more neighborhoods reaching 100 shops in 2005, 200 shops in 2008 and 300 shops in 2013. Throughout our growth, each new shop has maintained a similar look, vibe and experience that defines the Potbelly brand. Though our shops vary in size and shape, we maintain core elements in each new location, such as fast and efficient line flow, vintage décor customized with local details and exceptional customer focus.

Just like our first shop on Lincoln Avenue, we are committed to building deep community roots in all the neighborhoods we serve.

Our Competitive Strengths

We believe the following competitive strengths provide a platform for us to achieve continued growth:

Simple, Made-to-Order Food. Our menu features items made from high quality ingredients, such as fresh vegetables, hearth-baked bread and all-natural, breast meat chicken (without preservatives or artificial flavors). We also use whole muscle turkey, ham and roast beef, rather than chopped and formed deli meats. See “—Our Food—Our Menu” for more information on our ingredients. Our sandwiches are made fresh to order, and many are based on the original recipes from 1977. They are served toasty warm on our signature multigrain wheat or regular bread which is delivered to our shops. We slice our meats and cheeses daily in each shop to ensure freshness. Our sandwiches can be customized with a variety of toppings, including our unique Potbelly hot peppers that are made with a combination of spices exclusively for us. We make our sandwiches to have the right balance of ingredients with the last bite tasting as good as the first. Our generously sized cookies are baked fresh daily in each shop, and our hand-dipped shakes, malts and smoothies are made from real ingredients and come with our signature butter cookie on the straw. Our menu regularly evolves based on consumer trends and customer feedback. Among other things, we solicit customer feedback quarterly via in-person “Customer Advisories” in our major markets and conduct an annual customer survey to help determine trends. See “—Our Food—Customer Feedback” for more information about these surveys. We believe our simple menu and freshly-made food offer ease of ordering and broad appeal and help us create loyal Potbelly fans that return again and again. Based on the CREST® data provided by the NPD Group, which tracks consumer reported eating share trends, on average our customers eat at our shops approximately two times every four-week period. Additionally, based on our 2013 annual customer surveys, which we distributed by email, we believe 20% of our customers come to a Potbelly shop one or more times per week.

Differentiated Customer Experience That Delivers a Neighborhood Feel. We strive to provide a positive customer experience that is driven by both our employees and the atmosphere of our shops. We look to hire employees that are outgoing people and train them to interact with our customers in a genuine way while providing fast service. To support the neighborhood feel of our shops, most of our managers live in the neighborhood where their shop is located. We believe this allows them to get to know their customers, understand the unique character of each neighborhood and form deep roots within the community. Each of our shops features vintage décor and shared design elements, such as the use of wood, wallpaper motifs and our signature Potbelly stove. In addition, our shops display locally-themed photos and other decorative items inspired by the neighborhood. We aim to enhance our atmosphere with live, local musicians that perform at least three times per week in the majority of our shops. Every Potbelly location strives to be “The Neighborhood Sandwich Shop,” creating devoted fans who tell others about their experience. We believe our shops are strongly integrated into the neighborhood through the use of local managers, musicians and locally-themed décor and engage with customers through initiatives such as fundraising for local causes and other promotions that cater to local interests. The unique Potbelly experience encourages repeat customer visits and drives increased sales.

Attractive Shop Economics. Our shop model is designed to generate, and has generated, strong cash flow, attractive shop-level financial results and high returns on investment. We operate our shops successfully in a wide range of geographic markets, population densities and real estate settings. We aim to generate average shop-level profit margins, a non-GAAP measure, above 20% and target cash-on-cash returns, on new company-operated shops, above 25% after two full years of operation. We have achieved these targets in 2011, 2012 and

2013. Our ability to maintain such margins and returns depends on a number of factors. For example, we face increasing commodity costs, which we have partially offset by increasing menu prices. Although there is no guarantee that we will be able to maintain these returns, we believe our attractive shop economics support our ability to profitably grow our brand in new and existing markets.

Management Team with Substantial Operating Experience. Our senior management team has extensive operating experience across disciplines in the restaurant and retail sectors, including store operations, marketing, human resources, innovation, real estate, supply chain and finance. This team has an average of over 18 years of restaurant industry experience, and many of our executives have experience at large public companies. Our core senior management team has been together since 2008, when we hired our President and CEO, Aylwin Lewis. Aylwin was previously with Yum! Brands, Inc. from 1991 to 2004, most recently as President and Chief Multibranding and Operating Officer, as well as with Sears Holdings from 2004 to 2008, most recently as President and CEO. We believe our experienced leadership team is a key driver of our success and positions us to execute our long-term growth strategy.

Distinct, Deep-Rooted Culture: The Potbelly Advantage. We believe our culture is a key to our success. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission, Passion and Values. The Potbelly Advantage is the written mission statement for our company that is shared with everyone who works at our company, from our top executives to shop associates. We believe such mission statement serves as the foundation of everything we do, including how we plan and manage our business. Our Vision is to create Potbelly fans nationwide. We want our customers to feel we are their “Neighborhood Sandwich Shop” and to become Potbelly fans and advocates. Our Mission is to make our customers and employees happy, to make more money and to improve our business every day. Our Passion is to be “The Best Place for Lunch.” We strive to emphasize our Values of integrity, teamwork, accountability, positive energy and coaching throughout all levels of our organization including in our hiring process and training programs. We also place importance on values for our leaders, such as delivering results through execution and building and inspiring teams. The Potbelly Values form a common language across our organization that we believe makes Potbelly a place our employees love to work. Through our Ethics Code of Conduct, ongoing training and evaluations, we encourage our employees to perform at their personal best and help them to work together as a team to make sure we deliver a positive experience to everyone who works here. See “—Shop Operations and Management—Our People.” Our culture helps us attract and retain employees and has contributed to our hourly employee turnover rate of 74% for the year ended December 29, 2013. We believe The Potbelly Advantage allows us to deliver operational excellence and grow our business and our base of devoted Potbelly fans.

Our Growth Strategy

We strive to grow profitability and create value for our stockholders by working to achieve the goals listed below. While we cannot provide assurances that we will achieve and maintain these objectives, we consider each of them to be a core strategy of our business.

Run Great Shops. We believe that continued excellence in shop-level execution is fundamental to our growth strategy. To maintain our operational standards we use a Balanced Scorecard approach to measure People, Customers, Sales and Profits at each of our shops. Hiring the right people and maintaining optimal staffing levels enable us to run efficient operations. We track metrics such as peak hour throughput, mystery shopper scores and neighborhood engagement activities, such as fundraisers for local causes, to improve the customer experience. Shop sales and profitability are benchmarked against prior year periods and budget, and we focus on achieving targets on a shop-by-shop basis. To support our shop operators, we invest in systems and technology that can meaningfully improve shop-level execution. For example, we have enhanced capabilities around in-line order-taking by using a proprietary tablet system in approximately 46% of our shops as of December 29, 2013 to further increase throughput by increasing accuracy and speed of order taking. In addition, we are expanding our backline businesses, including catering, delivery and online ordering, which we view as additional growth drivers.

Find and Build Great Shops. Our shops are successful in diverse markets in 21 states and the District of Columbia, and we intend to continue to build company-operated shops in both new and existing markets utilizing our thoughtful site selection process. We evaluate a number of metrics to assess the optimal sites for our new shops, including neighborhood daytime population, site visibility, traffic and accessibility, along with an on-the-ground qualitative assessment of the characteristics of each unique trade area. This location-specific approach to development allows us to leverage our versatile shop format, which does not have standardized requirements with respect to size, shape or location, to achieve strong returns across a wide range of real estate settings. See “—Site Selection and Expansion—Shop Design” for more information about our shop requirements. In 2011, 2012 and 2013, we opened 21, 31 and 34 new company-operated shops, respectively, and expanded into New York, Seattle, Boston, Phoenix, Cleveland, Kansas City, Portland, Oregon and Hartford, Connecticut. In those same time periods, we closed five shops, one shop and two shops, respectively, due to under-performance or lease expirations. We expect to open 35 to 40 new company-operated shops in 2014. Over the long term, we plan to grow the number of Potbelly shops at least 10% annually. We cannot provide assurance that we will be able to grow the number of Potbelly shops by 10% in any year or over any period of time or that we will be able to open any specific number of shops in any year.

Achieve High Margins and Returns. Our approach to margin enhancement begins with continuous efforts to improve the financial results of our shops. We focus on cash-on-cash returns to the company and look to grow shop-level profitability each year through sales growth and productivity improvements. Between 2009 and 2013, we increased our shop-level profit margin, a non-GAAP measure, from 19.2% to 20.2%. We also focus on cash flow generation, which supports our self-funded development model of sourcing our liquidity and capital resource needs primarily from operating activities and cash and cash equivalents. We also have a credit facility to provide another source of liquidity and to manage cash flow timing. We believe we exercise strong financial discipline in managing expenses and by encouraging employee efficiency with the goal of achieving and maintaining general and administrative expenses under 10% of revenue. In addition, we expect our sales and shop-level profit margin to grow faster than general and administrative expenses. For fiscal 2013, our general and administrative expenses as a percentage of total revenues were 9.7%, excluding the effect of any one-time costs associated with our initial public offering. Our intention is to maintain average shop-level profit margins over 20% as we continue to grow. However, we cannot provide assurances that we will be able to maintain our shop-level profit margin levels or that we will be able to achieve or maintain low levels of expenses.

Become a Global Iconic Brand. We believe that our premise of a “Neighborhood Sandwich Shop” has broad appeal across a wide range of market types and geographies. We believe that Potbelly is a recognized brand beyond the neighborhoods in which we currently operate. Based on our management’s experience, we believe a significant contributor to this success is word-of-mouth publicity by our customers who enjoy their Potbelly experience and tell others about it. We learn from the formal customer feedback we solicit (See “—Our Food—Customer Feedback”), and from managers and employees who interact with customers in our shops, that many customers in new markets report positive recommendations from friends and family members who live in regions with established Potbelly shops. We believe that our positive brand perception helps drive interest in our shops in both existing and new markets.

Be a Great Franchisor. In 2010, we initiated a program to franchise shops in selected markets in the U.S., including Indiana, Kentucky, Minnesota, Missouri, Ohio and Texas. As we develop our franchise program, we intend to expand the number of franchise shops on a disciplined basis. We perform a market analysis and focus on markets we believe have appropriate characteristics for our franchise shops and on franchisees that are compatible with the Potbelly culture. As of December 29, 2013, our franchisees operated eleven shops domestically. In addition, we have signed a franchise development agreement with the Alshaya Trading Company W.L.L. (“Alshaya”), a leading franchisee of retail brands, to develop shops in the Middle East. As of December 29, 2013, Alshaya operated 12 shops in Kuwait, the United Arab Emirates and Bahrain. See “—Franchising” for more information about our program and about Alshaya. We expect to open between five and eight new franchisee-operated shops in 2014. Although we do not expect franchise activities to result in significant revenue in the near term, we see the selective expansion of our franchising efforts to be a valuable potential growth opportunity over time.

Our Food

Our Menu

Each of our shops offers freshly-made food with high quality ingredients from a simple menu with sandwiches at a limited number of price points. The majority of our sales are generated during lunchtime hours, but dinner and breakfast (in locations with high early morning traffic) are also important to our business. Our menu currently includes toasty warm sandwiches, signature salads, soups, chili, sides, desserts and, in our breakfast locations, breakfast sandwiches and steel cut oatmeal.

Every toasty warm sandwich on the Potbelly menu is made-to-order and customizable and many are based on the original recipes from 1977. Sandwiches are made with our signature multigrain wheat or regular bread as “Originals” (our “regular” size), “Bigs” (30% bigger) and “Skinnys” (less meat and cheese starting under 400 calories). We slice our meats and cheeses daily in each shop to ensure freshness, and each of our sandwiches can be customized with a variety of toppings, including our unique Potbelly hot peppers that are made with a combination of spices exclusively for us. We believe our sandwiches have the right balance of ingredients with the last bite tasting as good as the first.

Our core sandwich offerings include Turkey Breast, Italian, Grilled Chicken and Cheddar, Smoked Ham, A Wreck, Chicken Salad, Meatball, Mediterranean, Roast Beef and Tuna Salad. Customers can also order off-menu sandwiches and variations on our sandwiches, including the “Wrecking Ball” (A Wreck plus meatballs), the “Lucky Seven” (which includes all seven of our sliced meat choices) and the “Cheeseburger” (the Meatball with cheddar cheese and no marinara). These items are on what our loyal fans call the “Underground Menu,” which contributes to the special connection between Potbelly and our customers.

Our shops also offer salads which are made fresh to order with high quality ingredients. Our signature salads include the Uptown Salad, Farmhouse Salad, Chicken Salad Salad, A Wreck Salad and Chickpea Veggie Salad. Customers may order any of our salads without meat for a vegetarian option and may customize a salad as they desire. Salads come with a choice of dressing, including Potbelly Vinaigrette, Balsamic Vinaigrette, Buttermilk Ranch and Non-Fat Vinaigrette. We believe our signature salads are key to diversifying our menu and help ensure that there is something for everyone at our shops.

We also offer soups, chili and side dishes. Different soups are offered daily, including varieties such as Broccoli Cheddar, Chicken Noodle, Loaded Baked Potato, Chicken Enchilada, Spicy Southwest Veggie and Tomato soup. We have vegan soup options, including Garden Vegetable and Spicy Black Bean. Our chili is available seven days a week and is a hearty recipe of ground beef, kidney beans, onions and bell peppers sweetened with a touch of molasses. Additionally, customers can choose side dishes of coleslaw, macaroni salad, potato salad, potato chips or a whole dill pickle.

Our hand-dipped shakes and smoothies are made with real ingredients and come with our signature butter cookie on the straw. Our classic shake flavors include vanilla, chocolate, strawberry, coffee and Oreo®, and our smoothies include real fruit, such as bananas and strawberries. Our varieties of cookies are baked fresh in each shop daily and include Oatmeal Chocolate Chip, Sugar and Chocolate Brownie cookies. Customers can also order an ice cream sandwich, with their choice of cookies and ice cream, or our signature chocolate and caramel Dream Bar.

Certain of our shops in areas with high early morning traffic also offer breakfast selections. Our breakfast menu includes made-to-order breakfast sandwiches on our signature multigrain wheat or regular bread and include Egg & Cheddar Cheese; Bacon, Egg & Cheddar Cheese; Sausage, Egg & Cheddar Cheese; and Ham, Mushroom, Egg & Swiss Cheese. Like our lunch and dinner sandwiches, our breakfast sandwiches are served toasty warm and any of our toppings can be added. We also offer steel cut oatmeal with toppings such as raisins, brown sugar, bananas, walnuts, apples and cranberries, and have other breakfast items available such as yogurt parfaits, bagels and dark roast coffee.

Our shops use high quality ingredients such as fresh produce which is delivered two to three times per week, hearth-baked bread, and whole-block cheeses sliced daily in our shops. We use all-natural chicken (meaning without preservatives or artificial flavors) in our sandwiches and salads. Our turkey, hickory-smoked ham and black angus roast beef are all whole-muscle meats sliced daily in our shops. Our dry-cured salami is made with fresh garlic and real red wine and we use white albacore tuna in our home-made tuna salad.

Overall, we believe our menu of high quality food at reasonable prices offers considerable value to our customers. In fiscal 2013, our system-wide average check was approximately $7.00. We generally do not discount our menu items in order to help ensure that we are able to maintain our high standards, as opposed to the discounting programs implemented by some other restaurant operators aimed at increasing traffic and revenue but that may impact profitability and quality.

Customer Feedback

We seek customer feedback on our food and operations in various ways. For example, we conduct an annual customer survey via email to learn what our customers think about us. We circulate a voluntary online survey to each customer listed in our company-wide email database, which includes email addresses obtained through our website, customer complaints and compliments, our in-shop business card drop, our Facebook page and other methods. In 2013, we sent the online survey to over 300,000 customers, with over 12,000 customers electing to participate. Customers who take the annual survey are not compensated.

We also solicit feedback via quarterly in-person “Customer Advisories” in each of our major markets of Chicago, Washington, D.C. and Dallas. At each “Customer Advisory,” certain executives and local managers meet with approximately ten customers to get feedback on our products and initiatives. The customers who participate are selected from those listed in our company-wide email database as having recently dined at the shop in which the “Customer Advisory” will be held. Our marketing team strives to have participants who are representative of the diverse customers who patronize the specific shop. Customer participants in each “Customer Advisory” receive a nominal Potbelly gift card as a thank you for their participation.

Evolution of Our Menu

We have selectively expanded our menu offerings in response to shifts in customer tastes and demand. For example, we began offering breakfast items in 2001 and Bigs and Skinnys in 2008. We also added new grilled chicken salads in 2010 and introduced the all-veggie Mediterranean sandwich in 2012. We will continue to respond to consumer trends and customer feedback as we believe menu innovations are a way for us to continue to grow our business.

When we enter new markets, we employ a “lifecycle” approach to introducing our menu. Shops opened in new markets initially offer only our Original sandwiches to introduce new customers to our core menu items. Additionally, this approach simplifies our line operations and allows our new shops to focus on execution and speed of service. We gradually increase our menu offerings at these shops until the full range of Potbelly offerings are available.

Food Preparation and Safety

Food safety is a top priority, and we dedicate substantial resources, including our supply chain team and quality assurance teams, to help ensure that our customers enjoy safe, quality food products. We have taken various steps to mitigate food quality and safety risks, including having personnel focused on this goal together with our supply chain team. Our shops undergo third-party food safety reviews, internal safety audits and routine health inspections. We also consider food safety and quality assurance when selecting our distributors and suppliers.

Shop Operations and Management

We believe having an excellent manager in each shop is a critical factor in achieving continuous excellence in operations. Managers hire our employees, help ensure consistent execution of our menu items and strive to achieve specific targets that are evaluated on a quarterly basis. We devote significant time and resources to identifying, selecting and training our managers who plan, manage and operate their shops and who, along with our employees, provide a positive customer experience to our Potbelly fans. We believe our comprehensive processes for developing business leaders, such as our shop managers, are a key factor in driving our success.

Potbelly Operations

Our operations are structured around the elements of People, Customers, Sales and Profits. During our peak hours of 11:30 a.m. to 1:30 p.m., our employees greet our customers and take their orders while they wait in line using a proprietary tablet system in some shops to communicate with our food preparation employees. We focus on effective communication, technology and management to provide a quick and seamless experience for our customers. In addition, each shop completes quarterly tactical plans designed to help the shop achieve its targets relative to each element. In order to better assess and improve the Potbelly experience, we use a Balanced Scorecard that tracks elements such as sales and profitability metrics, employee turnover and a “mystery shopper” score, which essentially is a survey of customer satisfaction with the Potbelly experience. We review overall scores locally, regionally and nationally in order to assess our operational progress and identify areas of operational focus. Attaining certain ratings on the Balanced Scorecard allows a shop to be eligible for incentive targets paid quarterly and annual merit awards.

Our People

We look to attract, hire and retain smart, talented and outgoing people who share and demonstrate our values. We value friendly employees who engage with our customers in a genuine way to provide a personalized experience. We select employees using interview questions based on our values to determine the extent of candidate fit. All employees attend culture training classes that include team exercises and scenarios to practice utilizing the tools relative to our values of integrity, teamwork, accountability, positive energy and coaching. We strive to empower our employees to do what is right and encourage them to perform at their personal best. We believe we make expectations and accountabilities clear through our culture training and our Ethics Code of Conduct, which summarizes employee conduct guidelines and is required to be reviewed and signed by every employee biennially. We believe we encourage each employee to perform at their personal best by establishing personal and professional goals through an ongoing continuous development plan. We believe the success of these programs is evident in our turnover rates and our internal promotion rates. For example, our associate, shift leader, assistant manager and general manager turnover rates have experienced significant reductions in the last four years since the inception of these programs. Employees are further encouraged to perform at their personal best through an ongoing scorecard measuring system that is tied directly to a pay for performance compensation program. We believe our sustainable process to hire, train and develop our people enables us to deliver a positive customer experience. A typical Potbelly shop consists of one manager, one assistant manager and as many as 12 to 16 employees during our peak hours.

Most of our managers live in the neighborhood in which their shop is located. We believe this allows them to get to know their customers, understand the unique character of each neighborhood and form deep roots within the community. The shop manager has primary responsibility for the day-to-day operation of the shop and is required to abide by Potbelly’s operating standards. Our Management Training Program provides new managers with six to eight weeks of training that emphasizes culture, standards, strategy and procedures to prepare them for success, and is followed by on-going in-shop coaching with their District or Market manager. Our shop managers report to District or Market Managers who typically report to a Zone Manager, and ultimately to our Senior Vice President of Operations. In addition, members of senior management visit shops regularly to help ensure that our culture, strategy and quality standards are being adhered to in all aspects of our operations.

Shop managers are responsible for selecting and training the employees for each new shop. The training period for new non-management employees lasts approximately eight weeks and is characterized by on-the-job supervision by an experienced employee. Ongoing employee training remains the responsibility of the shop manager, but, as noted above, we provide specific training for our employees around The Potbelly Advantage several times a year. Special emphasis is placed on the consistency and quality of food preparation and service which is monitored through ongoing meetings with managers. In addition, we have other continuing communications with all of our employees.

The Potbelly Experience

We seek to deliver a positive experience for every customer at every opportunity through our tasty food, unique atmosphere and outgoing and engaging employees. We seek to staff each shop with experienced teams to ensure consistent and attentive customer service. We look to hire employees who are friendly and responsive to the needs of our customers as they assist them in selecting menu items complementing individual preferences. We strive to staff at 110% during peak hours to ensure a fast yet personal Potbelly experience for each customer, with face-to-face interaction from start to finish. We also provide backline services, including catering, delivery and online ordering to serve our Potbelly fans.

In addition, music has been integral to the Potbelly culture since our first shop opened in 1977 and adds a neighborhood vibe. Local musicians frequently perform live at Potbelly shops creating a distinctive dining experience. Some of our shops also host special events. For example, the Potbelly Jazz Series in Chicago features solo jazz musicians and Open Mic Night in Ann Arbor and New York City feature up-and-coming local musicians.

We believe the combination of our great food, people and atmosphere makes Potbelly “The Best Place for Lunch.”

Site Selection and Expansion

We believe we are well positioned to continue growth in our existing markets and have significant expansion potential in new geographic areas throughout the United States. As of December 29, 2013, we had a domestic base of 307 shops in 21 states and the District of Columbia. Of these, the company operates 296 shops and franchisees operate eleven shops. In addition, there are 12 franchised shops in Kuwait, the United Arab Emirates and Bahrain.

Over the long-term, we plan to grow the number of Potbelly shops by at least 10% annually. In 2011, 2012 and 2013, we opened 21, 31 and 34 new company-operated shops, respectively, and expanded into New York, Seattle, Boston, Phoenix, Cleveland, Kansas City, Portland, Oregon and Hartford, Connecticut. In 2014, we expect to open 35 to 40 company-operated shops in total. We cannot provide assurance that we will be able to grow the number of Potbelly shops by 10% in any year or over any period of time or that we will be able to open any specific number of shops in any year.

Our proven shop model is designed to generate strong cash flow, attractive shop-level financial results and high returns on investment. With an average new shop investment of approximately $600,000 and average unit volumes in excess of $1 million, which represent the average net sandwich shop sales for all shops on an annual basis, we strive to generate average shop-level profit margins, a non-GAAP measure, above 20% and cash-on-cash returns, on new company-operated shops, above 25% after two full years of operation. However, we cannot provide any assurances that we will achieve and maintain similar profit margins or cash returns in the future.

Site Selection Process

We consider the location of a shop to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential locations. We actively develop shops in both new and existing markets and plan to continue to expand in selected regions throughout the United States. Our

Real Estate Committee, which includes most of our senior management team, meets weekly to discuss all aspects of our development program. The process for selecting locations incorporates management’s experience and expertise and includes extensive data collection and analysis. We proactively seek new shop locations based on specific criteria, such as demographic characteristics, daytime population thresholds and traffic patterns, along with the potential visibility of, and accessibility to, the shop. Additionally, we use information and intelligence gathered from managers and other shop personnel that live in or near the neighborhoods we are considering. New shops are built with only one purpose in mind: to generate cash flow that meets or exceeds those modeled in our return targets. We are disciplined in our development, and we routinely forego sites that have many positive attributes, including strong visibility and street presence, but have challenging economics, such as high occupancy costs.

Since we do not have standardized requirements with respect to size, shape or location, we are flexible in our site selection process. This allows us to choose and open shops with a wide variety of shapes in a wide variety of areas, including in urban central business districts and suburban areas near shopping malls or other high-traffic locations. Proposed locations are visited, reviewed and approved by key members of our Real Estate Committee.

Shop Design

We strive to create a unique customer experience that delivers a neighborhood feel for each shop. We typically design the interior of our shops in-house, utilizing outside architects when necessary. Our design team sources most furnishings and decorations for our shops. Each of our shops features vintage décor and shared design elements, such as the use of wood, wallpaper motifs and our signature Potbelly stove. Consistent with The Potbelly Advantage, our shops display locally-themed photos and other decorative items inspired by the neighborhood. Most of our shops also feature a space for musicians to perform. Our shop size averages approximately 2,300 square feet; however, we currently target shop sizes between 1,800 and 2,200 square feet for new openings. The dining area of a typical shop can seat anywhere from 50 to 60 people. Some of our shops incorporate larger dining areas and outdoor patios. We believe the unique atmosphere and local music creates a lively place where friends and family can get together, encourages repeat visits by our customers and drives increased sales.

Construction

Construction of a new shop generally takes approximately 50 to 70 days from the date the location is leased or under contract and fully permitted. Each new shop requires a total cash investment of approximately $600,000, but this figure could be materially higher or lower depending on the market, shop size and condition of the premises upon landlord delivery. We generally construct shops in third-party leased retail space but also construct free-standing buildings on leased properties. In the future, we intend to continue converting existing third-party leased retail space or constructing new shops in the majority of circumstances. For additional information regarding our leases, see “—Properties” in Item 2.

Franchising

In 2010, we initiated a program to selectively franchise our shops to take advantage of incremental growth opportunities. We intend to expand the number of franchise shops on a disciplined basis as we develop our franchise program. As of December 29, 2013, we had eleven domestic franchised shops in eight states. Internationally, our first franchise partner is Alshaya, a company with which we had discussions for several years. As of December 29, 2013, Alshaya operated 12 franchised shops in Kuwait, the United Arab Emirates and Bahrain and has exclusive franchising rights in the Middle East. Our agreement with Alshaya provides that Alshaya may also open shops in Egypt, Jordan, Lebanon, Oman, Qatar and Saudi Arabia.

We look for franchisees who love working with a team and have solid business experience, financial qualifications and personal motivation. Our franchise arrangements grant third parties a license to establish and operate a shop using our systems and our trademarks in a given area. The franchisee pays us for the ideas, strategy, marketing, operating system, training, purchasing power and brand recognition. All new franchisees participate in an eight to twelve week training program consisting of real life experience in our company-operated shops, as well as training at our Potbelly Support Center in Chicago. Franchised shops must be operated in compliance with our methods, standards and specifications, regarding menu items, ingredients, materials, supplies, services, fixtures, furnishings, décor and signs. Although we do not expect franchise activities to result in significant revenue in the near term, we see the selective expansion of our franchising efforts to be a valuable potential growth opportunity over time.

Advertising and Marketing

We believe our shops appeal to a broad base of loyal customers who return again and again for our great food and fun environment staffed by friendly people. Historically, one to two percent of our annual revenue has been spent on marketing efforts. A portion of our marketing budget is spent at the shop level, with the goal of building relationships within our neighborhoods to increase the frequency of return visits and attract new customers. Our methods of marketing and advertising promote and maintain the Potbelly brand image and, among other things, generate awareness of shop locations and new menu offerings.

Neighborhood Shop Marketing

Consistent with our neighborhood approach, a portion of our marketing investments are made at the shop level. Neighborhood shops frequently hire local musicians and hold a variety of community events, including fundraisers. For example, during a “Shake Fundraiser” for smaller community organizations, Potbelly donates a portion of sales for each customized milkshake sold. For larger organizations, Potbelly sponsors local cause fundraisers, where 25% of sales gathered at the event are donated to the organization’s cause. Our shops promote these events and other events through social media, public relations, in-shop materials and local support, which results in increased traffic. Additionally, we engage in a variety of promotional activities, such as contributing food, time and money to charitable, civic and cultural programs, in order to give back to the communities we serve and increase public awareness and appreciation of our shops and our employees.

Advertising

We also promote our shops through local media in markets in which we have scale. The use of radio and outdoor media are the most common advertising vehicles used in these markets. Additionally, we rely on in-shop materials to communicate and market to our customers. Our internal corporate production staff is responsible for the creative work around our advertising and other forms of communication. In the end, our best advertising comes from our customers. We believe the Potbelly experience fosters strong customer loyalty and encourages our fans to promote the brand through word-of-mouth marketing.

E-Marketing and Social Media

We have increased our use of e-marketing tools, which enable us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We believe that our customers are frequent internet users and will use social media to make dining decisions or to share dining experiences. We have a Facebook page and Twitter feed and advertise on various social media and other websites.

Sourcing and Supply Chain

Our supply chain team sources, negotiates and purchases food supplies for our shops. We believe in using high quality ingredients while maintaining our value position in the marketplace. We benchmark our products against the competition using consumer panels. We contract with Distribution Market Advantage, Inc., or DMA, a cooperative of multiple food distributors located throughout the nation. DMA is a broker with whom we negotiate and gain access to third-party food distributors and suppliers. For fiscal year 2013, distributors through our DMA arrangement supplied us with approximately 90%-96% of our food supplies through four primary distributors: Reinhart FoodService, L.L.C., Ben E. Keith Company, Food Services of America, and Shamrock Foods. Our remaining food supplies are distributed by other distributors under separate contracts. Our distributors deliver supplies to our shops approximately two to three times per week.

We negotiate pricing and volume terms directly with certain of our suppliers and distributors or through DMA. Our supply chain team utilizes a mix of forward pricing protocols for certain items under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. Our use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less).

Currently we have pricing arrangements of varying lengths with our distributors and suppliers, including distributors and suppliers of meats, dairy, bread, cookie dough and other products. Meats represent about 29% of our product purchasing composition. In fiscal year 2013, more than 95% of our meat products were sourced from nine suppliers under non-exclusive contracts. We have a non-exclusive contract with Campagna-Turano Bakery, Inc. for our signature multigrain bread. Campagna-Turano Bakery, Inc. produces bread items in a primary and secondary production facility. We have secondary suppliers in place for many of our significant meats, and we believe we would be able to source our meat and bread requirements from different suppliers if doing so became necessary. However, changes in the price or availability of certain products may affect the profitability of certain items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.

Many of our products, ingredients and supplies are currently sourced from multiple suppliers. Additionally, our supply chain team has established contingency plans for many key products. For example, manufacturers of certain products maintain alternative production facilities capable of satisfying our requirements should the primary facility experience interruptions. For other products, we believe we have identified alternate suppliers that could meet our requirements at competitive prices or, in some cases, have identified a product match that could be used in our shops. Our supply chain team regularly updates our procurement strategies to include contingency plans for new products and ingredients, as well as additional secondary and alternate suppliers. We believe these strategies would collectively enable us to obtain sufficient product quantities from other sources at competitive prices without material disruption should a current supplier be unable to fulfill its commitment to us.

Management Information Systems

Shop-level financial and accounting controls are handled through a point-of-sale computer system and network in each shop that communicates with our corporate headquarters. The POS system is also used to authorize and transmit credit card sales transactions and to manage the business and control costs, such as labor. Our company-operated shops are connected through data centers and a portal to provide our corporate employees with access to business information and tools that allow them to collaborate, communicate, train and share information between shops and the corporate office. We believe our systems currently comply with all credit card industry security standards for processing of credit and gift cards.

Competition

We compete in the restaurant industry, primarily in the limited-service restaurant segment but also with restaurants in the full-service restaurant segment, and face significant competition from a wide variety of restaurants, convenience stores and other outlets on a national, regional and local level. We believe that we compete primarily based on product quality, restaurant concept, service, convenience, value perception and price. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings and open new units. Although new competitors may emerge at any time due to the low barriers to entry, our competitors include: Chipotle, Jimmy John’s, Panera Bread and Subway, among others. Additionally, we compete with limited-service restaurants, specialty restaurants and other retail concepts for prime shop locations.

Government Regulation

We and our franchisees are subject to various federal, state, local and international laws affecting our business. Each of our shops is subject to licensing and regulation by a number of governmental authorities, which may include, among others, health and safety, nutritional menu labeling, health care, environmental and fire agencies in the state, municipality or country in which the shop is located. Difficulty in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of a new shop in a particular area. Additionally, difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing shops.

Our shop operations are also subject to federal and state labor laws, including the Fair Labor Standards Act, governing such matters as minimum wages, overtime and worker conditions. Significant numbers of our food service and preparation personnel are paid at rates related to the applicable minimum wage, and further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers. Further, we are continuing to assess the impact of federal health care legislation on our health care benefit costs. The requirement that we provide health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

We and our franchisees may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters.

The Patient Protection and Affordability Act of 2010 (the “PPACA”) enacted in March 2010 requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. It is expected that the FDA will issue final regulations in 2014 and will begin enforcing regulations thereafter. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Points (“HACCP”) approach may now be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act (“FSMA”), signed into law in January 2011, granted the United States Food and Drug Administration (the “FDA”) new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business.

We and our franchisees are subject to the Americans with Disabilities Act (the “ADA”), which, among other things, requires our shops to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we and our franchisees could be required to expend funds to modify our shops to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency. Government regulations could affect and change the items we procure for resale. We and our franchisees may also become subject to legislation or regulation seeking to tax and/or regulate high-fat and high-sodium foods, particularly in the United States, which could be costly to comply with. Our results can be impacted by tax legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements.

We and our franchisees are also subject to laws and regulations relating to information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, and any failure or perceived failure to comply with these laws and regulations could harm our reputation or lead to litigation, which could adversely affect our financial condition.

Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (“FTC”) and various state laws regulating the offer and sale of franchises. The FTC’s franchise rule and various state laws require that we furnish a franchise disclosure document (“FDD”) containing certain information to prospective franchisees and a number of states require registration of the FDD with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. We believe that our FDDs, together with any applicable state versions or supplements, and franchising procedures comply in all material respects with both the FTC franchise rule and all applicable state laws regulating franchising in those states in which we have offered franchises.

See “Risk Factors” in Item 1A for a discussion of risks relating to federal, state, local and international regulation of our business.

Seasonality

Our business is subject to seasonal fluctuations. Historically, customer spending patterns for our established shops are lowest in the first quarter of the year. Our quarterly results have been and will continue to be affected by the timing of new shop openings and their associated pre-opening costs. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

Employees

As of December 29, 2013, we employed approximately 5,200 persons, of which approximately 150 are corporate personnel, 520 are shop management personnel and the remainder are hourly shop personnel.

Intellectual Property and Trademarks

We regard our “Potbelly” and “Potbelly Sandwich Works” trademarks as having significant value and as being important factors in the marketing of our shops. We have also obtained trademarks for several of our other menu items, such as “A Wreck,” and for various advertising slogans, including “Good Vibes, Great Sandwiches” and “A First Class Dive.” We are aware of names and marks similar to the trademarks of ours used by other persons in certain geographic areas in which we have shops. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our intellectual property whenever possible and to oppose vigorously any infringement thereof.

We license the use of our registered trademarks to franchisees through franchise arrangements. The franchise arrangements restrict franchisees’ activities with respect to the use of our trademarks and impose quality control standards in connection with goods and services offered in connection with the trademarks.

Available Information

We were incorporated in Delaware in June 2001 as Potbelly Sandwich Works, Inc. and changed our name to Potbelly Corporation in 2002. Our principal offices are located at 222 Merchandise Mart Plaza, 23rd Floor, Chicago, Illinois 60654 and our telephone number is (312) 951-0600. We maintain a website with the address www.potbelly.com. On our website, we make available at no charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and our proxy statement, as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The contents of our website are not incorporated by reference into this Form 10-K.

ITEM 1A.	RISK FACTORS

You should carefully consider the following factors, which could materially affect our business, financial condition or results of operations. You should read these Risk Factors in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in Item 7 and our consolidated financial statements and the related notes to those statements included in Item 8.

Risks Related to Our Business and Industry

We face significant competition for customers and our inability to compete effectively may affect our traffic, sales and shop-level profit margins, which could adversely affect our business, financial condition and results of operations.

The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to food quality, ambience, service, price and value and location. We compete in the restaurant industry with national, regional and locally-owned limited-service restaurants and full-service restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well established in markets in which we have existing shops or intend to locate new shops. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we have shops. Any inability to successfully compete with the restaurants in our markets will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenues and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Further, we face growing competition from the supermarket industry, with the improvement of their “convenient meals” in the deli section, and from limited-service and fast casual restaurants, as a result of higher-quality food and beverage offerings by those restaurants. In addition, some of our competitors have in the past implemented programs which provide price discounts on certain menu offerings, and they may continue to do so in the future. If we are unable to continue to compete effectively, our traffic, sales and shop-level profit margins could decline and our business, financial condition and results of operations would be adversely affected.

Changes in economic conditions, including continuing effects from the recent recession, could materially affect our business, financial condition and results of operations.

The restaurant industry depends on consumer discretionary spending. During the economic downturn starting in 2008, continuing disruptions in the overall economy, including the ongoing impacts of the housing crisis, high unemployment, and financial market volatility and unpredictability, caused a related reduction in consumer confidence, which negatively affected customer traffic and sales throughout our industry. These factors, as well as national, regional and local regulatory and economic conditions, gasoline prices, disposable consumer income and consumer confidence, affect discretionary consumer spending. If these economic conditions persist or worsen, customer traffic could be adversely impacted if our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out. If current negative economic conditions persist for a long period of time or become more pervasive, consumer changes to their discretionary spending behavior, including the frequency with which they dine out, could be more permanent. The ability of the U.S. economy to continue to recover from these challenging economic conditions is likely to be affected by many national and international factors that are beyond our control. If sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Prolonged negative trends in shop sales could cause us to, among other things, reduce the number and frequency of new shop openings, close shops or delay remodeling of our existing shops or take asset impairment charges.

Our business operations and future development could be significantly disrupted if we lose key members of our management team.

The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Aylwin Lewis—our Chief Executive Officer, Charlie Talbot—our Senior Vice President and Chief Financial Officer, John Morlock—our Senior Vice President and Chief Operations Officer, and other members of our senior leadership team. We currently have employment agreements in place with all of the members of our senior leadership team. The loss of the services of any of these executive officers or other key employees could have a material adverse effect on our business and plans for future development. In addition, we may have difficulty finding appropriate replacements and our business could suffer. We also do not maintain any key man life insurance policies for any of our employees.

Increased commodity, energy and other costs could decrease our shop-level profit margins or cause us to limit or otherwise modify our menus, which could adversely affect our business.

Our profitability depends in part on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. For example, certain regions of the U.S. experienced a significant drought in 2012, which increased the price of certain food commodities, including beef. We partially offset those costs by increasing menu prices. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu options. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and shop-level profit margins. We enter into certain forward pricing arrangements with our suppliers from time to time, which may result in fixed or formula-based pricing with respect to certain food products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks—Commodity Price Risk” in Item 7. However, these arrangements generally are relatively short in duration and may provide only limited protection from price changes, and the extent to which we use these arrangements varies substantially from time to time. In addition, the use of these arrangements may limit our ability to benefit from favorable price movements.

Our profitability is also adversely affected by increases in the price of utilities, such as natural gas, whether as a result of inflation, shortages or interruptions in supply, or otherwise. Our profitability is also affected by the costs of insurance, labor, marketing, taxes and real estate, all of which could increase due to inflation, changes in laws, competition or other events beyond our control. Our ability to respond to increased costs by increasing menu prices or by implementing alternative processes or products will depend on our ability to anticipate and react to such increases and other more general economic and demographic conditions, as well as the responses of our competitors and customers. All of these things may be difficult to predict and beyond our control. In this manner, increased costs could adversely affect our performance.

Our inability to identify qualified individuals for our workforce could slow our growth and adversely impact our ability to operate our shops.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified managers and associates to meet the needs of our existing shops and to staff new shops. A sufficient number of qualified individuals to fill these positions may be in short supply in some communities. Competition in these communities for qualified staff could require us to pay higher wages and provide greater benefits. In addition, significant improvement in regional or national economic conditions could increase the difficulty of attracting and retaining qualified individuals and could result in the need to pay higher wages and provide greater benefits. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business. Any such inability could also delay the planned openings of new shops and could adversely impact our existing shops. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in shop openings could adversely affect our business and results of operations.

Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and develop and expand our operations in existing and new markets.

One of the key means of achieving our growth strategies will be through opening new shops and operating those shops on a profitable basis. We expect this to be the case for the foreseeable future. We opened 34 new company-operated shops in 2013 and expect to open 35 to 40 new company-operated shops in 2014. We must identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current shops, demographics, traffic patterns and information gathered from local employees. We may not be able to open our planned new shops on a timely basis, if at all, given the uncertainty of these factors. In the past, we have experienced delays in opening some shops and that could happen again. Delays or failures in opening new restaurants could adversely affect our business and results of operations. As we operate more shops, our rate of expansion relative to the size of our restaurant base will eventually decline.

The number and timing of new shops opened during any given period may be negatively impacted by a number of factors including, without limitation:

•	the identification and availability of attractive sites for new shops and the ability to negotiate suitable lease terms;

•	competition in new markets, including competition for appropriate sites;

•	anticipated commercial, residential and infrastructure development near our new shops;

•	the proximity of potential sites to an existing shop;

•	the cost and availability of capital to fund construction costs and pre-opening expenses;

•	our ability to control construction and development costs of new shops;

•	recruitment and training of qualified operating personnel in the local market;

•	our ability to obtain all required governmental permits, including zoning approvals, on a timely basis;

•	unanticipated increases in costs, any of which could give rise to delays or cost overruns; and

•	avoiding the impact of inclement weather, natural disasters and other calamities.

We cannot assure you that we will be able to successfully expand or acquire critical market presence for our brand in new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find and secure attractive locations, build name recognition, successfully market our brand or attract new customers. Competitive circumstances and consumer characteristics and preferences in new market segments and new geographical markets may differ substantially from those in the market segments and geographical markets in which we have substantial experience. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our revenues and profitability may be harmed.

Our expansion into new markets may present increased risks.

We plan to open shops in markets where we have little or no operating experience. Shops we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than shops we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our values. We may also incur higher costs from entering new markets if, for example, we assign area managers to manage comparatively fewer shops than we assign in more developed markets. As a result, these new shops may be less successful or may achieve target shop-level profit margins at a slower rate. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be adversely affected.

New shops, once opened, may not be profitable, and the increases in comparable store sales that we have experienced in the past may not be indicative of future results.

Our results have been, and in the future may continue to be, significantly impacted by the timing of new shop openings (often dictated by factors outside of our control), including associated shop pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new shops. We typically incur the most significant portion of pre-opening expenses associated with a given shop within the five months immediately preceding and the month of the opening of the shop. Our experience has been that labor and operating costs associated with a newly opened shop for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Our new shops commonly take 10 to 13 weeks to reach planned operating levels due to inefficiencies typically associated with new shops, including the training of new personnel, lack of market awareness, inability to hire sufficient qualified staff and other factors. We may incur additional costs in new markets, particularly for transportation, distribution and training of new personnel, which may impact the profitability of those shops. Accordingly, the volume and timing of new shop openings may have a meaningful impact on our profitability.

Although we target specified operating and financial metrics, new shops may not meet these targets or may take longer than anticipated to do so. Any new shops we open may not be profitable or achieve operating results similar to those of our existing shops. For example, in 2011, 2012 and 2013, we closed five shops, one shop and two shops, respectively, due to under-performance or lease expirations. If our new shops do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected comparable store sales, our business, financial condition or results of operations could be adversely affected.

Our sales and profit growth could be adversely affected if comparable store sales are less than we expect.

The level of comparable store sales, which represent the change in year-over-year sales for company-operated shops open for 15 months or longer, will affect our sales growth and will continue to be a critical factor affecting profit growth. Our ability to increase comparable store sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target comparable store sales growth or that the change in comparable store sales could be negative, which may cause a decrease in sales and profit growth that would adversely affect our business, financial condition or results of operations.

Our failure to manage our growth effectively could harm our business and operating results.

Our growth plan includes a significant number of new shops. Our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and operating personnel, which could harm our business, financial condition or results of operations.

The planned rapid increase in the number of our shops may make our future results unpredictable.

In 2013, we opened 34 company-operated shops and eight franchisee-operated shops, and we plan to continue to increase the number of our shops in the next several years. This growth strategy and the substantial investment associated with the development of each new shop may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. Our future results depend on various factors, including successful selection of new markets and shop locations, local market acceptance of our shops, consumer recognition of the quality of our food and willingness to pay our prices, the quality of our operations and general economic conditions. In addition, as has happened when other restaurant concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. Newly opened shops or our future markets and shops may not be successful or our average net sandwich shop sales may not increase at historical rates, which could adversely affect our business, financial condition or results of operations.

Opening new shops in existing markets may negatively affect sales at our existing shops.

The consumer target area of our shops varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new shop in or near markets in which we already have shops could adversely affect the sales of those existing shops. Existing shops could also make it more difficult to build our consumer base for a new shop in the same market. Our business strategy does not entail opening new shops that we believe will materially affect sales at our existing shops, but we may selectively open new shops in and around areas of existing shops that are operating at or near capacity to effectively serve our customers. Sales cannibalization between our shops may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, adversely affect our business, financial condition or results of operations.

We are subject to risks associated with leasing property subject to long-term non-cancelable leases.

We do not own any real property and all of our company-owned shops are located in leased premises. The leases for our shop locations generally have initial terms of ten years and typically provide for two renewal options in five-year increments as well as for rent escalations. Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If we close a shop, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close shops in desirable locations.

Damage to our reputation or lack of acceptance of our brand in existing or new markets could negatively impact our business, financial condition and results of operations.

We believe we have built our reputation on the high quality of our food, service and staff, as well as on our unique culture and the ambience in our shops, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand could significantly reduce its value and damage our business. For example, our brand value could suffer and our business could be adversely affected if customers perceive a reduction in the quality of our food, service or staff, or an adverse change in our culture or ambience, or otherwise believe we have failed to deliver a consistently positive experience.

We may be adversely affected by news reports or other negative publicity regardless of their accuracy, regarding food quality issues, public health concerns, illness, safety, injury or government or industry findings concerning our shops, restaurants operated by other foodservice providers, or others across the food industry supply chain. The risks associated with such negative publicity cannot be completely eliminated or mitigated and may materially harm our results of operations and result in damage to our brand.

Also, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In sum, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy.

Our marketing programs may not be successful.

We incur costs and expend other resources in our marketing efforts to attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

Our business is subject to seasonal fluctuations.

Historically, customer spending patterns for our established shops are lowest in the first quarter of the year. Our quarterly results have been and will continue to be affected by the timing of new shop openings and their associated pre-opening costs. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

Because many of our shops are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.

Our financial performance is highly dependent on shops located in Illinois, Texas, Washington, D.C., Michigan, Minnesota and Ohio, which comprised approximately 66% of our total domestic shops as of

December 29, 2013. Shops located in the Chicago metropolitan area comprised approximately 26% of our total domestic shops as of such date. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In recent years, certain of these states have been more negatively impacted by the economic crisis than other geographic areas. In addition, given our geographic concentrations, negative publicity regarding any of our shops in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters.

In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could negatively impact our results of operations. For example, we experienced substantial temporary shop closures in the Chicago metropolitan area following a severe blizzard in February 2011. More recently, we have experienced temporary shop closures on the east coast due to Hurricane Sandy. Thirty-nine shops were closed for at least one day and three shops remained closed for a period of approximately three to five months. A total of 269 and 377 full shop operating days were lost by December 30, 2012 and December 29, 2013, respectively. Temporary or prolonged shop closures may occur and customer traffic may decline due to the actual or perceived effects of future weather related events.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.

For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010, establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes. Additionally, some government authorities are increasing regulations regarding trans-fats and sodium, which may require us to limit or eliminate trans-fats and sodium from our menu offerings or switch to higher cost ingredients or may hinder our ability to operate in certain markets. If we fail to comply with these laws or regulations, our business could experience a material adverse effect.

We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

We are subject to many federal, state and local laws with which compliance is both costly and complex.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including the recently enacted comprehensive health care reform legislation, those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards.

We are subject to federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986 and applicable requirements concerning the minimum wage, overtime, family leave, working conditions, safety standards, immigration status, unemployment tax rates, workers’ compensation rates and state and local payroll taxes) and federal and state laws which prohibit discrimination. As significant numbers of our associates are paid at rates related to the applicable minimum wage, further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers.

In March 2010, the United States federal government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020, and many of the changes require additional guidance from government agencies or federal regulations. To date, we have not experienced material costs related to such legislation. However, due to the phased-in nature of the implementation and the lack of interpretive guidance, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results. Possible adverse effects could include increased costs, exposure to expanded liability and requirements for us to revise the ways in which we provide healthcare and other benefits to our employees.

There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a HACCP approach may now be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the FSMA, signed into law in January 2011, granted the FDA new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business.

We are subject to the Americans with Disabilities Act, which, among other things, requires our shops to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our shops to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency. Government regulations could also affect and change the items we procure for resale such as commodities.

In addition, our franchising activities are subject to laws enacted by a number of states, rules and regulations promulgated by the U.S. Federal Trade Commission and certain rules and requirements regulating franchising activities in foreign countries. Failure to comply with new or existing franchise laws, rules and regulations in any jurisdiction or to obtain required government approvals could negatively affect our franchise sales and our relationships with our franchisees.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our shops if we failed to comply with applicable standards. Compliance with all of these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

Failure to obtain and maintain required licenses and permits or to comply with food control regulations could lead to the loss of our food service licenses and, thereby, harm our business.

Restaurants are required under various federal, state and local government regulations to obtain and maintain licenses, permits and approvals to operate their businesses and such regulations are subject to change from time to time. The failure to obtain and maintain these licenses, permits and approvals could adversely affect our operating results. Typically, licenses must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing shops and delay or result in our decision to cancel the opening of new shops, which would adversely affect our business.

Food safety and food-borne illness concerns may have an adverse effect on our business by reducing demand and increasing costs.

Food safety is a top priority, and we dedicate substantial resources to help ensure that our customers enjoy safe, quality food products. However, food-borne illnesses and food safety issues have occurred in the food industry in the past, and could occur in the future. Any report or publicity linking us to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brand and reputation as well as our revenues and profits. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales.

Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single shop. We cannot assure that all food items are properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled and should not be used in our shops. If our customers become ill from food-borne illnesses, we could be forced to temporarily close some shops. Furthermore, any instances of food contamination, whether or not at our shops, could subject us or our suppliers to a food recall pursuant to the FSMA.

Shortages or interruptions in the supply or delivery of fresh food products could adversely affect our operating results.

We are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products caused by problems in production or distribution, inclement weather, unanticipated demand or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.

We have a limited number of suppliers for our major products and rely on one custom distribution company for the majority of our national distribution program in the U.S. If our suppliers or distributors are unable to fulfill their obligations under their contracts, we could encounter supply shortages and incur higher costs.

We have a limited number of suppliers for our major products, such as bread. In 2013, we purchased almost all of our bread from one supplier, Campagna-Turano Bakery, Inc., and more than 95% of our meat products from nine suppliers. In addition, we contract with Distribution Market Advantage, Inc., or DMA, a cooperative of multiple food distributors located throughout the nation to provide the majority of our food distribution services in the U.S. Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs. See “Business—Sourcing and Supply Chain” in Item 1.

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our shops. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities.

Security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions may adversely affect our business.

The majority of our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on our business.

Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates at certain shop locations may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual shop operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the estimated undiscounted future cash flows are compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge equal to the difference between the carrying value and the sum of the discounted cash flows is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. We have experienced significant impairment charges in past years. If future impairment charges are significant, our reported operating results would be adversely affected.

We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our name and logos and the unique ambiance of our shops. We have registered or applied to register a number of our trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. If our efforts to register, maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. We may also face the risk of claims that we have infringed third parties’ intellectual property rights. If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, require us to rebrand our services, if feasible, divert management’s attention and resources or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

Restaurant companies have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.

Our business is subject to the risk of litigation by employees, consumers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. While we have not been a party to any of these types of lawsuits in the past, there can be no assurance that we will not be named in any such lawsuit in the future or that we would not be required to pay substantial expenses and/or damages.

Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our shops, including actions seeking damages resulting from food-borne illness or accidents in our shops. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters.

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business and results of operations.

Our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations.

Unionization activities or labor disputes may disrupt our operations and affect our profitability.

Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs.

As an employer, we may be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. Such actions, if brought against us and successful in whole or in part, may affect our ability to compete or could adversely affect our business, financial condition or results of operations.

We have limited control with respect to the operations of our franchisees which could have a negative impact on our business.

Our franchisees are obligated to operate their shops according to the specific guidelines we set forth. We provide training opportunities to these franchisees to integrate them into our operating strategy. However, since we do not have control over these shops, we cannot give assurance that there will not be differences in product quality, operations, marketing or profitably or that there will be adherence to all of our guidelines at these shops. The failure of these shops to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.

In addition, franchisees may not have access to the financial or management resources that they need to open the shops contemplated by their agreements with us, or be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and governmental approvals or meet construction schedules. Any of these problems could slow our growth from franchise operations and reduce our franchise revenues. Additionally, financing from banks and other financial institutions may not always be available to franchisees to construct and open new shops. The lack of adequate financing could adversely affect the number and rate of new shop openings by our franchisees and adversely affect our future franchise revenues.

Risks Related to Ownership of Our Common Stock

Our stock price could be extremely volatile and, as a result, you may not be able to resell your shares at or above the price you paid for them.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The stock market in general has been highly volatile, and this may be especially true for our common stock given our growth strategy and stage of development. As a result, the market price of our common stock is likely to be similarly volatile. You may experience a decrease, which could be substantial, in the value of your stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of your investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this Annual Report and others such as:

•	actual or anticipated fluctuations in our quarterly or annual operating results and the performance of our competitors;

•	publication of research reports by securities analysts about us, our competitors or our industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	sales, or anticipated sales, of large blocks of our stock or of shares held by our stockholders, directors or executive officers;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community, whether or not correct, involving us, our suppliers or our competitors;

•	changes in accounting principles;

•	litigation and governmental investigations;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	a food-borne illness outbreak;

•	natural disasters and other calamities; and

•	changes in general market and economic conditions.

As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Provisions in our certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.

Our certificate of incorporation and by-laws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our company or changes in our management, including, among other things:

•	our board is classified into three classes of directors with only one class subject to election each year, with the classified board being phased out by our fifth annual meeting of stockholders following our initial public offering;

•	restrictions on the ability of our stockholders to fill a vacancy on the board of directors;

•	our ability to issue preferred stock with terms that the board of directors may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the inability of our stockholders to call a special meeting of stockholders;

•	our directors may only be removed from the board of directors for cause by the affirmative vote of the holders of at least 66-2/3% of the voting power of outstanding shares of our capital stock entitled to vote generally in the election of directors;

•	the absence of cumulative voting in the election of directors, which may limit the ability of minority stockholders to elect directors;

•	advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of directors or otherwise attempting to obtain control of us; and

•	our by-laws may only be amended by the affirmative vote of the holders of at least 66-2/3% of the voting power of outstanding shares of our capital stock entitled to vote generally in the election of directors or by our board of directors.

Section 203 of the Delaware General Corporation Law may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may choose to take advantage of some but not all of these reduced burdens until we are no longer an “emerging growth company.” We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

If securities analysts or industry analysts downgrade our stock, publish negative research or reports, or do not publish reports about our business, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If one or more analysts adversely change their recommendation regarding our stock or our competitors’ stock, our stock price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Because we have no plans to pay regular cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and, except for the previously-declared one-time cash dividend that was paid prior to our initial public offering, have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders may experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Our principal stockholders and their affiliates own a substantial portion of our outstanding equity, and their interests may not always coincide with the interests of other holders.

As of December 29, 2013, beneficial owners of 5.0% or more of our outstanding shares owned in the aggregate shares representing approximately 43% of our outstanding voting power. Persons associated with certain of these stockholders currently serve on our board of directors. In particular, Maveron Equity Partners 2000, L.P., Maveron Equity Partners III, L.P. and their affiliated funds (the “Maveron Entities”) beneficially own, in the aggregate, shares representing approximately 19.9% of our outstanding voting power. As a result, the Maveron Entities, together with certain other stockholders, could potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change in control transactions. The interests of such stockholders may not always coincide with the interests of the other holders of our common stock.

The large number of shares eligible for public sale in the near future could depress the market price of our common stock.

As of December 29, 2013, we had 29,148,029 shares of common stock outstanding. Of these shares, the 8,625,000 shares of common stock sold in our initial public offering are freely tradable in the United States, except for any shares purchased by our ‘‘affiliates’’ as defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). The remaining 20,523,029 shares of common stock are ‘‘restricted securities’’

within the meaning of the federal securities laws. In connection with our initial public offering, holders of substantially all of these restricted securities agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any of their common stock during the 180-day period extending through April 1, 2013, except with the prior written consent of the representatives of the underwriters. After the expiration of the applicable lock-up periods, these restricted shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

In addition to the foregoing shares of common stock, we had outstanding as of December 29, 2013 options and warrants to purchase an aggregate of 5,271,280 shares of common stock. On October 25, 2013, we filed a registration statement to register approximately 5.7 million of the shares reserved for issuance under our 2013 Long-Term Incentive Plan, 2004 Equity Incentive Plan and 2001 Equity Incentive Plan. Subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements with the representatives of the underwriters referred to above, the shares of common stock issued upon exercise of outstanding options under such plans will be available for immediate resale in the United States in the open market.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock, impair our ability to raise capital through the sale of additional shares and make it difficult for us to raise funds through securities offerings in the future.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

Furthermore, a number of our stockholders have registration rights whereby they can require us to register under the Securities Act certain of their shares held prior to our initial public offering. In the event such registration rights are exercised, a large number of shares of common stock could be sold in the public market and our stock price could fall.

Our management has broad discretion over the use of the net proceeds we received from our initial public offering and might not apply the proceeds in ways that increase the value of your investment.

We will continue to use the net proceeds received by us from our initial public offering for working capital and other general corporate purposes, such as to continue to maintain our existing shops and to support our growth. Our management has broad discretion over the use and investment of the proceeds, and, accordingly, investors will need to rely upon the judgment of our management with respect to the use of the proceeds, with only limited information concerning management’s specific intentions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. As of December 29, 2013, we had the following number of company-operated shops located in the following areas:

Location	Number of Shops	Location	Number of Shops
Illinois	87	Massachusetts	6
Texas	43	Washington	6
District of Columbia	21	Oregon	5
Maryland	19	Indiana	4
Michigan	19	Pennsylvania	3
Virginia	17	New Jersey	2
New York	16	Connecticut	1
Minnesota	15	Kansas	1
Ohio	14	Kentucky	1
Wisconsin	9	Missouri	1

Arizona	6	Total	296

Initial lease terms for our company-operated properties are generally ten years, with the majority of the leases providing for an option to renew for two additional five-year terms. Nearly all of our leases provide for a minimum annual rent, and some of our leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. For additional information regarding our leases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in Item 7.

As of December 29, 2013, we leased approximately 20,000 square feet of office space in Chicago, Illinois for our corporate headquarters under a lease expiring February 29, 2016.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

Shares of our common stock have traded on the Nasdaq Global Select Market under the symbol “PBPB” since our initial public offering on October 4, 2013. Prior to that date, there was no public market for our common stock. The range of high and low sale prices of our common stock as reported by NASDAQ is set forth in the table below.

	Low	High
Fourth quarter of fiscal 2013 (October 4, 2013—December 29, 2013)	$24.35	$32.40

On February 28, 2014, the closing price of our common stock on the Nasdaq Global Select Market was $21.41 per share.

Holders

As of December 29, 2013, there were 66 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

On October 9, 2013, we paid a one-time cash dividend in an aggregate amount of approximately $49.9 million, on shares of our common and preferred stock outstanding on October 8, 2013. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and therefore we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with covenants in future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant. In addition, in certain circumstances, our revolving credit facility restricts our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” in Item 7.

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Potbelly Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, S&P 600 Smallcap Index and S&P 600 Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from October 4, 2013 to December 29, 2013. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	10/4/2013	10/31/2013	11/30/2013	12/27/2013
Potbelly Corporation	$100.00	$192.86	$199.14	$180.29
S&P 600	$100.00	$103.51	$108.16	$109.64
S&P 600 Restaurants	$100.00	$107.63	$114.30	$115.89
NASDAQ Composite	$100.00	$102.97	$106.88	$109.51

Recent Sales of Unregistered Securities

In October 2014, we issued an aggregate of 29,724 shares of our common stock upon exercise of stock options by various option holders at exercise prices ranging from $7.00 to $9.00. Of those shares, 24,731 shares were issued to two executive officers of the Company in connection with cashless exercises of stock options.

The shares were issued without registration in reliance on the exemption afforded by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering, or Rule 701 promulgated under the Securities Act, as a transaction pursuant to a compensatory benefit plan.

Use of Proceeds from Initial Public Offering of Common Stock

On October 3, 2013, we priced an initial public offering of our common stock pursuant to a Registration Statement (File No. 333-190893), that was declared effective on October 3, 2013. The offering closed on October 9, 2013. Under the Registration Statement, (i) we registered, issued and sold an aggregate of 8,474,869 shares of our common stock at a price to the public of $14.00 per share for aggregate gross offering proceeds of $118.6 million and (ii) we registered and certain of our stockholders sold 150,131 shares of our common stock at a price to the public of $14.00 per share for aggregate gross offering proceeds of $2.1 million. BofA Merrill Lynch and Goldman, Sachs & Co. acted as managing underwriters of the offering.

We received net proceeds in the offering of approximately $108.8 million after deducting underwriting discounts and commissions of approximately $8.3 million on our sale of 8,474,869 shares and $3.7 million of offering related expenses, payable by us (of which $2.1 million was paid prior to June 30, 2013). We did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

There has been no material change in the planned use of proceeds from the offering as described in our prospectus. We used approximately $49.9 million of the net proceeds received from the offering to pay a previously declared one-time cash dividend on shares outstanding prior to the offering and we used $14.0 million to repay borrowings under our credit facility. We intend to use the remaining net proceeds for working capital and general corporate purposes. Other than in connection with the cash dividend payment discussed above, no payments were made to directors, officers or persons owning ten percent or more of any class of our equity securities, or to their associates, or to our affiliates

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and other data as of the dates and for the periods indicated. We derived the consolidated statements of operations data presented below for the fiscal years ended December 29, 2013, December 30, 2012 and December 25, 2011 and selected balance sheet data presented below as of December 29, 2013 and December 30, 2012 from our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended December 26, 2010 and December 27, 2009 and the selected balance sheet data as of December 25, 2011, December 26, 2010 and December 27, 2009 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal years 2013 and 2011 were 52-week years. Fiscal year 2012 included a 53rd week. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

Our selected consolidated financial and other data should be read in conjunction with the disclosure set forth under “Risk Factors” in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Fiscal Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
	($ in thousands, except per share data)
Total Revenues	$299,712	$274,914	$237,966	$220,573	$214,733
Expenses:
Sandwich shop operating expenses:
Cost of goods sold, excluding depreciation	87,380	79,847	68,491	63,009	61,700
Labor and related expenses	83,579	77,479	67,036	63,506	63,939
Occupancy expenses	36,394	32,016	26,511	25,238	25,574
Other operating expenses	30,781	28,119	24,095	22,620	22,373
General and administrative expenses	39,656	29,624	26,911	26,563	27,840
Depreciation expense	17,875	16,219	14,838	15,647	17,586
Pre-opening costs	1,437	2,051	1,521	267	95
Impairment and loss on disposal of property and equipment	1,135	994	365	2,952	5,511

Total expenses	298,237	266,349	229,768	219,802	224,618

Income (loss) from operations	1,475	8,565	8,198	771	(9,885)
Interest expense	387	541	495	519	828
Other expense	2	6	1	9	4

Income (loss) before income taxes	1,086	8,018	7,702	243	(10,717)
Income tax (benefit) expense (1)	(204)	(15,994)	537	773	219

Net income (loss)	1,290	24,012	7,165	(530)	(10,936)
Net income (loss) attributable to non-controlling interests (2)	32	(34)	—	—	—

Net income (loss) attributable to Potbelly Corporation	$1,258	$24,046	$7,165	$(530)	$(10,936)

Dividend declared and paid to common and preferred stockholders	(49,854)	—	—	—	—
Accretion of redeemable convertible preferred stock to maximum redemption value	(15,097)	(10,495)	(17,410)	(45,992)	(14,568)

Net (loss) income attributable to common stockholders	$(63,693)	$13,551	$(10,245)	$(46,522)	$(25,504)

	Fiscal Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
	($ in thousands, except per share data)
Net (loss) income per common share attributable to common stockholders (3):
Basic	$(6.29)	$0.72	$(2.35)	$(9.34)	$(5.13)
Diluted	$(6.29)	$0.66	$(2.35)	$(9.34)	$(5.13)
Weighted average shares outstanding:
Basic	10,132,805	4,013,414	4,359,930	4,978,621	4,975,511
Diluted	10,132,805	4,388,822	4,359,930	4,978,621	4,975,511
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	29,880	25,085	20,121	18,780	11,277
Investing activities	(28,098)	(25,936)	(17,758)	(6,243)	(4,385)
Financing activities	45,202	(700)	(7,197)	(4,382)	5,152
Selected Other Data:
Total company-operated shops (end of period)	296	264	234	218	213
Change in company-operated comparable store sales	1.5%	3.4%	1.7%	1.8%	(2.4)%
Operating income margin (4)	0.5%	3.1%	3.4%	0.3%	(4.6)%
Shop-level profit margin (5)	20.2%	20.7%	21.6%	20.9%	19.2%
Capital expenditures	28,098	25,936	17,758	6,243	4,398
Adjusted EBITDA (6)	35,222	31,451	26,752	21,052	15,732
Adjusted EBITDA margin (6)	11.8%	11.4%	11.2%	9.5%	7.3%

	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$69,579	$22,595	$24,146	$28,980	$20,825
Working capital	63,093	15,170	16,490	14,764	6,014
Total assets	186,080	126,699	99,110	98,424	101,976
Total debt	1,092	15,169	15,243	9,313	13,544
Total redeemable convertible preferred stock	—	250,343	239,848	228,544	182,551
Total equity (deficit)	153,273	(168,728)	(185,302)	(169,643)	(124,712)

(1)	The fiscal year ended December 30, 2012 included a $16.9 million tax benefit related to the release of a valuation allowance against substantially all of our deferred tax assets. The fiscal year ended December 29, 2013 included a $0.6 million benefit related to increasing the federal statutory rate to measure our deferred tax assets.
(2)	Non-controlling interests represent the non-controlling partner’s share of the assets, liabilities and operations related to the joint venture investment in Potbelly Airport II Boston, LLC, related to one shop located in the Boston Logan International Airport. We own a seventy-five percent interest in this consolidated joint venture.
(3)

Net income (loss) per common share attributable to common stockholders is calculated under the two-class method as our redeemable convertible preferred stock participated in the undistributed earnings of the company. Earnings of the company were allocated between the common and preferred stockholders to account for the accretion of the redeemable convertible preferred stock to its maximum redemption value, thereby reducing the earnings of the company attributable to common stockholders. For the four fiscal years ending December 27, 2009, December 26, 2010, December 25, 2011 and December 30, 2012, presented above, this resulted in net losses attributable to common stockholders, in total and on a per share basis, as the net income attributable to the company (if any) was exceeded by the change in maximum redemption value of the redeemable convertible preferred stock. Upon completion of the initial public offering on October 9, 2013, the redeemable convertible preferred stock was automatically converted to common stock. See Note 9—Capital Stock and Warrants to our consolidated financial statements in Item 8 for further information on the conversion.
(4)	Income (loss) from operations as a percentage of total revenues.
(5)	Shop-level profit is not required by, or presented in accordance with, GAAP, and is defined as income (loss) from operations less franchise royalties and fees, general and administrative expenses, depreciation expense, pre-opening costs and impairment and loss on disposal of property and equipment. Shop-level profit is a supplemental measure of operating performance of our shops and our calculation thereof may not be comparable to that reported by other companies. Shop-level profit margin represents shop-level profit expressed as a percentage of net company-operated sandwich shop sales. Shop-level profit and shop-level profit margin have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Management believes shop-level profit margin is an important tool for investors because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses shop-level profit margin as a key metric to evaluate the profitability of incremental sales at our shops, to evaluate our shop performance across periods and to evaluate our shop financial performance compared with our competitors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of shop-level profit margin and other key performance indicators. A reconciliation of shop-level profit to income (loss) from operations and a calculation of shop-level profit margin is provided below:

	Fiscal Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
	($ in thousands)
Income from operations	$1,475	$8,565	$8,198	$771	$(9,885)
Less: Franchise royalties and fees	1,138	844	503	—	—
General and administrative expenses	39,656	29,624	26,911	26,563	27,840
Depreciation expense	17,875	16,219	14,838	15,647	17,586
Pre-opening costs	1,437	2,051	1,521	267	95
Impairment and loss on disposal of property and equipment	1,135	994	365	2,952	5,511

Shop-level profit [Y]	$60,440	$56,609	$51,330	$46,200	$41,147
Total revenues	$299,712	$274,914	$237,966	$220,573	$214,733
Less: Franchise royalties and fees	1,138	844	503	—	—

Sandwich shop sales, net [X]	$298,574	$274,070	$237,463	$220,573	$214,733

Shop-level profit margin [Y÷X]	20.2%	20.7%	21.6%	20.9%	19.2%

(6)

Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted EBITDA as net income (loss) before depreciation and amortization expense, interest expense, provision for income taxes and pre-opening costs, adjusted to eliminate the impact of other items set forth in the reconciliation below, including certain non-cash as well as certain other items that we do not consider representative of our ongoing operating performance. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenues. Adjusted EBITDA has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is included in this Annual Report because it is a key metric used by management. Additionally, adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use adjusted EBITDA, alongside other GAAP measures such as operating income (loss) and net income (loss), to measure profitability, as a key profitability target in our annual and other budgets, and to compare our performance against that of peer companies. We believe that adjusted EBITDA provides useful information facilitating operating performance comparisons from period to period and company to company. A reconciliation of adjusted EBITDA to net income (loss) attributable to Potbelly Corporation is provided below:

	Fiscal Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
	($ in thousands)
Net income (loss) attributable to Potbelly Corporation	$1,258	$24,046	$7,165	$(530)	$(10,936)
Depreciation expense	17,875	16,219	14,838	15,647	17,586
Interest expense	387	541	495	519	828
Income tax (benefit) expense	(204)	(15,994)	537	773	219
Impairment and closures (a)	1,132	1,181	672	3,344	6,824
Pre-opening costs (b)	1,437	2,051	1,521	267	95
Stock-based compensation (c)	11,610	2,825	1,524	1,032	1,116
Public company costs (d)	1,727	582	—	—	—

Adjusted EBITDA	$35,222	$31,451	$26,752	$21,052	$15,732

(a)	Includes costs related to impairment of long-lived assets, gain or loss on disposal of property and equipment and shop closure expenses.
(b)	Includes expenses directly associated with the opening of new shops and are incurred prior to the opening of the shop.
(c)	Includes non-cash stock-based compensation. As a result of the consummation of our initial public offering, we recorded one-time charges of $10.0 million related to stock compensation, which primarily consist of a $7.6 million charge related to the cumulative expense for the periods in which the performance conditions were not met.
(d)	Includes one-time costs associated with our initial public offering as well as on-going public company costs. Both these costs primarily consist of legal and accounting fees.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” in Item 6 and our consolidated financial statements and the related notes to those statements included in Item 8. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those described in “Risk Factors” in Item 1A and elsewhere in this report.

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

We own and operate Potbelly Sandwich Works sandwich shops in the United States. We also have domestic and international franchise operations of Potbelly Sandwich Works sandwich shops. Our chief operating decision maker is our Chief Executive Officer. Based on how our Chief Executive Officer reviews financial performance and allocates resources on a recurring basis, the company has one operating segment and one reportable segment.

Fiscal Year

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal years 2013 and 2011 were 52-week years. Fiscal year 2012 included a 53rd week. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

Outlook

Potbelly operates in a highly competitive segment of the restaurant industry. We compete with sandwich concepts that have significant scale and presence, as well as with the multitude of locally-owned sandwich shops. Additionally, we compete with many non-sandwich concepts that fall into the limited-service restaurants category. However, we believe that we will continue to succeed in the marketplace based on our combination of excellent product, people and place. The following competitive strengths provide a platform for us to achieve continued growth:

•	Simple, Made-to-Order Food. Our menu features items made from high quality ingredients such as fresh vegetables, hearth-baked bread, and all-natural chicken (without preservatives or artificial flavors). Our sandwiches are made fresh to order and served toasty warm on our signature multigrain wheat or regular bread which is delivered to our shops. Our menu also features a variety of cookies baked fresh daily in each shop, and our hand-dipped shakes, malts and smoothies are made from real ingredients. We believe the unique Potbelly experience encourages repeat customer visits and drives increased sales.

•	Differentiated Customer Experience That Delivers a Neighborhood Feel. We strive to provide a positive customer experience that is driven by both our employees and the atmosphere of our shops. We look to hire employees that are outgoing people and train them to interact with our customers in a genuine way while providing fast service. We believe our atmosphere is enhanced by live, local musicians that perform at least three times per week in the majority of our shops. Every Potbelly location strives to be “The Neighborhood Sandwich Shop,” creating devoted fans who tell others about their experience.

•	Attractive Shop Economics. Our shop model is designed to generate, and has generated, strong cash flow, with above 20% shop-level profit margins, a non-GAAP measure, and targeted cash-on-cash returns, on new company-operated shops, above 25% after two full years of operation. We have achieved these targets in 2011, 2012 and 2013. Our ability to maintain such margins and returns depends on a number of factors. For example, we face increasing commodity costs, which we have partially offset by increasing menu prices. Although there is no guarantee that we will be able to maintain these returns, we believe our shop economics support our ability to profitably grow our brand in new and existing markets.

•	Management Team with Substantial Operating Experience. Our senior management team has extensive operating experience across disciplines in the restaurant and retail sectors. Our senior team, led by our CEO, Aylwin Lewis, averages over 18 years of restaurant industry experience and embraces the daily intensity needed to deliver growth in existing shops as well as growing the business in new neighborhoods. We believe our experienced leadership team is a key driver of our success and positions us to execute our long-term growth strategy.

•	Distinct, Deep-Rooted Culture: The Potbelly Advantage. We believe our culture is a key to our success. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission, Passion and Values. The Potbelly Advantage is a statement of our intentions and is the foundation of everything we do, including how we plan and manage our business. It allows us to deliver operational excellence and grow our business and our base of devoted fans.

We believe the combination of these strengths provides a competitive advantage in the marketplace. Continuing to execute at a high level across all aspects of our business is imperative to realize the growth potential for Potbelly. We are confident in our strategies, our people and the opportunity to make Potbelly a “Global Iconic Brand.”

Key Performance Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are comparable store sales growth, number of shop openings, shop-level profit margins and adjusted EBITDA.

Company-Operated Comparable Store Sales Growth

Comparable store sales growth reflects the change in year-over-year sales for the comparable company-operated store base. We define the comparable store base to include those shops open for 15 months or longer. As of the fiscal years ended December 25, 2011, December 30, 2012 and December 29, 2013, there were 211, 227 and 252 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in entree counts and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. Entrees are defined as sandwiches, salads and bowls of soup.

Number of Company-Operated Shop Openings

The number of company-operated shop openings reflects the number of shops opened during a particular reporting period. Before we open new shops, we incur pre-opening costs, which are defined below. Often, new shops open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. While sales volumes are generally higher during the initial opening period, new shops typically experience normal inefficiencies in the form of higher cost of sales, labor and other direct operating expenses and as a result, shop-level profit margins are generally lower during the start-up period of operation. The average start-up period is 10 to 13 weeks. The number and timing of shop openings has had, and is expected to continue to have, an impact on our results of operations.

Shop-Level Profit Margin

Shop-level profit margin is defined as net company-operated sandwich shop sales less company-operated sandwich shop operating expenses, including cost of goods sold, labor and related expenses, other operating expenses and occupancy expenses, as a percentage of net company-operated sandwich shop sales. Shop-level profit margin is not required by, or presented in accordance with, GAAP. We believe shop-level profit margin is important in evaluating shop-level productivity, efficiency and performance.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) before depreciation and amortization, interest expense and provision for income taxes, adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: stock-based compensation expense, impairment and shop closure expenses, gain or loss on disposal of property and equipment and pre-opening expenses. We believe that adjusted EBITDA is a more appropriate measure of operating performance, as it provides a clearer picture of operating results by eliminating expenses that are not reflective of underlying business performance.

Key Financial Definitions

Revenues

We generate revenue from net company-operated sandwich shop sales and our franchise operations.

Net company-operated shop sales consist of food and beverage sales, net of promotional allowances and employee meals. Company-operated shop sales are influenced by new shop openings, shop closures and comparable store sales.

Franchise royalties and fees consist of royalty income from the franchisee and a one-time shop opening fee.

Cost of Goods Sold

Cost of goods sold consists primarily of food and beverage related costs. The components of cost of goods sold are variable in nature, change with sales volume, are influenced by menu mix and are subject to increases or decreases based on fluctuations in commodity costs.

Labor and Related Expenses

Labor and related expenses include all shop-level management and hourly labor costs, including salaries, wages, benefits and performance incentives, labor taxes and other indirect labor costs.

Occupancy Expenses

Occupancy expenses include fixed and variable portions of rent, common area maintenance and real estate taxes.

Other Operating Expenses

Other operating expenses include all other shop-level operating costs, the major components of which are operating supplies, utilities, repair and maintenance costs, shop-level marketing costs, musician expense and credit card fees.

General and Administrative Expenses

General and administrative expenses is comprised of expenses associated with corporate and administrative functions that support the development and operations of shops, including compensation and benefits, travel expenses, stock compensation costs, legal and professional fees, advertising costs, costs related to abandoned new shop development sites and other related corporate costs.

Depreciation Expense

Depreciation expense includes the depreciation of fixed assets and capitalized leasehold improvements.

Pre-Opening Costs

Pre-opening costs consist of costs incurred prior to opening a new shop and are made up primarily of manager salaries, travel, employee payroll and training costs incurred prior to the shop opening, as well as occupancy costs incurred from when we take site possession to shop opening. Shop pre-opening costs are expensed as incurred.

Impairment and Loss on Disposal of Property and Equipment

We review long-lived assets, such as property and equipment and intangibles, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable and record an impairment charge when appropriate. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. Typically, the fair value of the asset is determined by estimating future cash flows associated with the asset.

Loss on disposal of property and equipment represents the net book value of property and equipment less proceeds received, if applicable, on assets abandoned or sold. These losses are related to normal disposals in the ordinary course of business, along with disposals related to shop closures and selected shop remodeling activities.

Interest Expense

Interest expense consists primarily of interest expense related to our credit facility.

Non-controlling Interests

Non-controlling interests represent the non-controlling partner’s share of the assets, liabilities and operations related to the joint venture investment in Potbelly Airport II Boston, LLC, related to one shop located in the Boston Logan International Airport. The company owns a seventy-five percent interest in this consolidated joint venture.

Accretion of Redeemable Convertible Preferred Stock to Maximum Redemption Value

Accretion of redeemable convertible preferred stock reflects the changes in measurement of the redeemable convertible preferred stock each reporting period to record the redeemable convertible preferred stock at its maximum redemption value at each reporting period.

Results of Operations

Fiscal Year 2013 (52 Weeks) Compared to Fiscal Year 2012 (53 Weeks)

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2013	% of Revenues	2012	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$298,574	99.6%	$274,070	99.7%	$24,504	8.9%
Franchise royalties and fees	1,138	0.4	844	0.3	294	34.8

Total revenues	299,712	100.0	274,914	100.0	24,798	9.0

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	87,380	29.2	79,847	29.0	7,533	9.4
Labor and related expenses	83,579	27.9	77,479	28.2	6,100	7.9
Occupancy expenses	36,394	12.1	32,016	11.6	4,378	13.7
Other operating expenses	30,781	10.3	28,119	10.2	2,662	9.5
General and administrative expenses	39,656	13.2	29,624	10.8	10,032	33.9
Depreciation expense	17,875	6.0	16,219	5.9	1,656	10.2
Pre-opening costs	1,437	0.5	2,051	0.7	(614)	(29.9)
Impairment and loss on disposal of property and equipment	1,135	0.4	994	0.4	141	14.2

Total expenses	298,237	99.5	266,349	96.9	31,888	12.0

Income from operations	1,475	0.5	8,565	3.1	(7,090)	(82.8)
Interest expense	387	0.1	541	0.2	(154)	(28.5)
Other expense	2	*	6	*	(4)	(66.7)

Income before income taxes	1,086	0.4	8,018	2.9	(6,932)	(86.5)
Income tax (benefit)	(204)	(0.1)	(15,994)	(5.8)	15,790	(98.7)

Net income	1,290	0.4	24,012	8.7	(22,722)	(94.6)
Net income (loss) attributable to non-controlling interests	32	*	(34)	*	66	(194.1)

Net income attributable to Potbelly Corporation	1,258	0.4	24,046	8.7	(22,788)	(94.8)
Dividend declared and paid to common and preferred stockholders	(49,854)	(16.6)	—	—	(49,854)	(100.0)
Accretion of redeemable convertible preferred stock to maximum redemption value	(15,097)	(5.0)	(10,495)	(3.8)	(4,602)	43.8

Net (loss) income attributable to common stockholders	$(63,693)	(21.3)%	$13,551	4.9%	$(77,244)	(570.0)%

*	Amount is less than 0.1%

Revenues

Revenues increased by $24.8 million, or 9.0%, to $299.7 million for fiscal year 2013, from $274.9 million for fiscal year 2012. Revenue increased $30.3 million, excluding the impact from the 53rd week in fiscal year 2012. Company-operated non-comparable store sales contributed $26.1 million, or 86.1%, of the total revenue increase, company-operated comparable store sales contributed $3.9 million, or 12.9%, of the total revenue increase and franchise shops contributed $0.3 million, or 1.0%, of the total revenue increase. Excluding the impact from the 53rd week in fiscal year 2012, comparable store sales increased 1.5% as a result of a 2.6% increase in average check associated with a menu price increase and shift in menu mix and offset by a 1.1% decrease in entree counts.

Cost of Goods Sold

Cost of goods sold increased by $7.5 million, or 9.4%, to $87.4 million for fiscal year 2013, compared to $79.8 million for fiscal year 2012, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold increased to 29.2% for fiscal year 2013, from 29.0% for fiscal year 2012, primarily driven by higher commodity costs and changes in menu mix.

Labor and Related Expenses

Labor and related expenses increased by $6.1 million, or 7.9%, to $83.6 million for fiscal year 2013, from $77.5 million for fiscal year 2012, primarily due to new shop openings. As a percentage of revenues, labor and related expenses decreased to 27.9% for fiscal year 2013, from 28.2% for fiscal year 2012, primarily due to sales leverage (i.e., the ability to spread certain expenses over a higher revenue base).

Occupancy Expenses

Occupancy expenses increased by $4.4 million, or 13.7%, to $36.4 million for fiscal year 2013, from $32.0 million for fiscal year 2012, primarily due to new shop openings. As a percentage of revenues, occupancy expenses increased to 12.1% for fiscal year 2013, from 11.6% for fiscal year 2012, due to more shops operating in higher rent markets, such as New York City and Boston. There were 22 company-operated shops in New York City and Boston as of December 29, 2013, compared to 16 company-operated shops as of December 30, 2012.

Other Operating Expenses

Other operating expenses increased by $2.7 million, or 9.5%, to $30.8 million for fiscal year 2013, from $28.1 million for fiscal year 2012, primarily due to new shop openings as well as increased fees associated with higher credit card usage in our shops. As a percentage of revenues, other operating expenses increased to 10.3% for fiscal year 2013, from 10.2% for fiscal year 2012, primarily due to the increase in credit card usage.

General and Administrative Expenses

General and administrative expenses increased by $10.0 million, or 33.9%, to $39.7 million for fiscal year 2013, from $29.6 million for fiscal year 2012. The increase was primarily due to costs associated with our initial public offering on October 4, 2013 (our “IPO” or “initial public offering”) and ongoing public company costs. During the 52 weeks ended December 29, 2013, we recorded $10.0 million in one-time charges for stock-based compensation, which included $7.6 million related to previously granted options that vested upon the completion of our IPO. As a percentage of revenues, general and administrative expenses increased to 13.2% for fiscal year 2013, from 10.8% for fiscal year 2012, due to the costs associated with our IPO and ongoing public company costs.

Depreciation Expense

Depreciation expense increased by $1.7 million, or 10.2%, to $17.9 million for fiscal year 2013, from $16.2 million for fiscal year 2012, primarily due to a higher depreciable base resulting from new shops. As a percentage of revenues, depreciation increased to 6.0% for fiscal year 2013, from 5.9% for fiscal year 2012, primarily due to a higher depreciable base resulting from new shops operating in markets with higher build-out costs such as New York City and Boston.

Pre-Opening Costs

Pre-opening costs decreased by $0.6 million to $1.4 million for fiscal year 2013, from $2.1 million for fiscal year 2012, primarily due to fewer new company-operated shops opened in markets with higher than average pre-opening costs, such as New York City and Boston, for fiscal year 2013, compared to for fiscal year 2012.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased by $0.1 million, or 14.2%, to $1.1 million for fiscal year 2013, from $1.0 million for fiscal year 2012. As a result of performing a periodic review of our shops, it was determined that indicators of impairment were present for certain shops. We performed an impairment analysis related to these shop and recorded an impairment charge of $1.1 million related to the excess of its carrying amount recorded on our balance sheet over its estimated fair value as of December 29, 2013.

Interest Expense

Interest expense decreased by $0.2 million, or 28.5%, to $0.4 million for fiscal year 2013, from $0.5 million for fiscal year 2012, primarily due to a $0.1 million charge recorded for fiscal year 2012 for the remaining deferred financing fees associated with the termination of our previous five-year senior credit facility and entering into a new five-year senior credit facility agreement on September 21, 2012, as well as a decrease in interest expense related to repaying $14.0 million outstanding under the senior credit facility on October 24, 2013.

Income Tax Expense (Benefit)

Income tax benefit decreased by $15.8 million to $0.2 million for fiscal year 2013, from $16.0 million for fiscal year 2012, primarily due to a $16.9 million benefit recorded in the prior year to release the full valuation allowance against our deferred tax assets as a result of determining that it was more likely than not the deferred tax assets would be realized. The deferred tax assets were measured based on a federal statutory rate of 34%, primarily due to reduced taxable income as a result of net operating losses we recorded on our balance sheet as well as favorable tax depreciation rules. During the fourth fiscal quarter of 2013, we determined our deferred tax assets should be measured based on a federal statutory rate of 35% as a result of utilizing our net operating losses and the expiration of favorable federal tax depreciation rules. Accordingly, we recorded a $0.6 million tax benefit related to the increase in the federal statutory tax rate.

Fiscal Year 2012 (53 Weeks) Compared to Fiscal Year 2011 (52 Weeks)

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2012	% of Revenues	2011	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$274,070	99.7%	$237,463	99.8%	$36,607	15.4%
Franchise royalties and fees	844	0.3	503	0.2	341	67.8

Total revenues	274,914	100.0	237,966	100.0	36,948	15.5

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	79,847	29.0	68,491	28.8	11,356	16.6
Labor and related expenses	77,479	28.2	67,036	28.2	10,443	15.6
Occupancy expenses	32,016	11.6	26,511	11.1	5,505	20.8
Other operating expenses	28,119	10.2	24,095	10.1	4,024	16.7
General and administrative expenses	29,624	10.8	26,911	11.3	2,713	10.1
Depreciation expense	16,219	5.9	14,838	6.2	1,381	9.3
Pre-opening costs	2,051	0.7	1,521	0.6	530	34.8
Impairment and loss on disposal of property and equipment	994	0.4	365	0.2	629	172.3

Total expenses	266,349	96.9	229,768	96.6	36,581	15.9

Income from operations	8,565	3.1	8,198	3.4	367	4.5
Interest expense	541	0.2	495	0.2	46	9.3
Other expense	6	*	1	*	5	500.0

Income before income taxes	8,018	2.9	7,702	3.2	316	4.1
Income tax (benefit) expense	(15,994)	(5.8)	537	.2	(16,531)	(3,078.4)

Net income	24,012	8.7	7,165	3.0	16,847	(235.1)
Net (loss) attributable to non-controlling interests	(34)	*	—	—	(34)	(100.0)

Net income attributable to Potbelly Corporation	24,046	8.7	7,165	3.0	16,881	(235.6)
Accretion of redeemable convertible preferred stock to maximum redemption value	(10,495)	(3.8)	(17,410)	(7.3)	6,915	39.7

Net income (loss) attributable to common stockholders	$13,551	4.9%	$(10,245)	(4.3)%	$23,796	232.3%

*	Amount is less than 0.1%

Revenues

Revenues increased by $36.9 million, or 15.5%, to $274.9 million for fiscal year 2012, from $238.0 million for fiscal year 2011. Company-operated non-comparable store sales contributed $28.7 million, or 77.8%, of the total revenue increase, company-operated comparable store sales contributed $7.9 million, or 21.2%, of the total revenue increase, and franchise shops contributed $0.3 million, or 0.9%, of the total revenue increase. Comparable store sales increased 3.4% as a result of a 3.2% increase in average check, due to a menu price increase and a shift in menu mix, and a 0.2% increase in entree counts.

Cost of Goods Sold

Cost of goods sold increased by $11.4 million, or 16.6%, to $79.8 million for fiscal year 2012, compared to $68.5 million for fiscal year 2011, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold increased to 29.0% for fiscal year 2012, from 28.8% for fiscal year 2011, primarily driven by higher commodity costs.

Labor and Related Expenses

Labor and related expenses increased by $10.4 million, or 15.6%, to $77.5 million for fiscal year 2012, from $67.0 million for fiscal year 2011, primarily due to new shop openings. As a percentage of revenues, labor and related expenses remained consistent at 28.2% for fiscal year 2012 and 2011, respectively.

Occupancy Expenses

Occupancy expenses increased by $5.5 million, or 20.8%, to $32.0 million for fiscal year 2012, from $26.5 million for fiscal year 2011, primarily due to new shop openings. As a percentage of revenues, occupancy expenses increased to 11.6% for fiscal year 2012, from 11.1% for fiscal year 2011, due to more shops in higher rent markets, specifically New York City and Boston. There were 16 company-operated shops in New York City and Boston as of December 30, 2012, compared to five company-operated shops as of December 25, 2011.

Other Operating Expenses

Other operating expenses increased by $4.0 million, or 16.7%, to $28.1 million for fiscal year 2012, from $24.1 million for fiscal year 2011, primarily due to new shop openings as well as an increase in fees associated with higher credit card usage in our shops. As a percentage of revenues, other operating expenses increased slightly to 10.2% for fiscal year 2012, from 10.1% for fiscal year 2011, primarily due to the increase in credit card usage.

General and Administrative Expenses

General and administrative expenses increased by $2.7 million, or 10.1%, to $29.6 million for fiscal year 2012, from $26.9 million for fiscal year 2011. The increase was primarily due to an increase of $1.3 million in stock compensation expense related to warrants and stock option grants, in addition to investments made to support new shop growth. As a percentage of revenues, general and administrative expenses decreased to 10.8% for fiscal year 2012, from 11.3% for fiscal year 2011, primarily due to sales leverage (i.e., the ability to spread certain expenses over a higher revenue base).

Depreciation Expense

Depreciation expense increased by $1.4 million, or 9.3%, to $16.2 million for fiscal year 2012, from $14.8 million for fiscal year 2011, primarily due to an increase in the number of shops open from 234 shops as of fiscal year-end 2011, compared to 264 shops as of fiscal year-end 2012. As a percentage of revenues, depreciation decreased to 5.9% for fiscal year 2012, from 6.2% for fiscal year 2011, primarily due to certain assets primarily related to leasehold improvements at legacy shops with a higher build-out cost being fully depreciated.

Pre-Opening Costs

Pre-opening costs increased by approximately $0.5 million to $2.0 million for fiscal year 2012, from $1.5 million for fiscal year 2011. The increase was due to 31 new company-operated shop openings during fiscal year 2012, compared to 21 new company-operated shop openings during fiscal year 2011.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased by $0.6 million to $1.0 million for fiscal year 2012, from $0.4 million for fiscal year 2011, primarily due to a $0.8 million charge related to the disposal of assets as a result of damage from Hurricane Sandy.

Interest Expense

Interest expense remained consistent at $0.5 million for fiscal years 2012 and 2011, respectively.

Income Tax Expense (Benefit)

Income tax expense decreased approximately $16.5 million in fiscal year 2012, from $0.5 million in fiscal year 2011, due to a benefit from the release of the $16.9 million valuation allowance against our deferred tax assets in the fourth quarter of 2012. In the fourth quarter of fiscal 2012, we determined that it is more likely than not the deferred tax assets will ultimately be realized. Prior to this period, our income tax expense represented our cash income taxes payable to various states and local jurisdictions. In determining the likelihood of future realization of the deferred tax assets as of December 30, 2012, we considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. As a result of our analysis of both positive and negative evidence, we believe that the weight of the positive evidence, primarily related to the cumulative income in the most recent three years and achievement of a sustained level of profitability, was sufficient to overcome the weight of the negative evidence, primarily related to continued uncertainty in the condition of the macro-economic environment.

Quarterly Results and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal year 2012 and 2013. The quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our consolidated financial statements and the related notes to those statements included Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	2013 Fiscal Quarters Ended (1)
	March 31, 2013	June 30, 2013	September 29, 2013	December 29, 2013
	(unaudited; dollars in thousands)
Total Revenues	$68,744	$78,186	$78,021	$74,761
Income (loss) from operations (2)	152	4,761	3,176	(6,614)
Net income (loss) attributable to Potbelly Corporation	18	2,759	2,165	(3,684)
Total company-operated shops (end of period)	269	280	288	296
Change in company-operated comparable store sales (3)	(0.3)%	3.0%	2.5%	0.7%

	2012 Fiscal Quarters Ended (1)
	March 25, 2012	June 24, 2012	September 23, 2012	December 30, 2012
	(unaudited; dollars in thousands)
Total Revenues	$62,381	$69,156	$69,869	$73,508
Income from operations	1,592	2,325	2,817	1,831
Net income attributable to Potbelly Corporation (4)	1,274	1,749	2,548	18,475
Total company-operated shops (end of period)	239	248	257	264
Change in company-operated comparable store sales (3)	6.4%	3.3%	2.2%	2.0%

(1)	Fiscal years 2013 and 2012 were 52-week and 53-week years, respectively. The first three quarters of the fiscal years consist of 13 weeks and the fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years

(2)	The 13 weeks ended December 29, 2013 included a $7.6 million charge related to previously granted options that vested upon the completion of our IPO.
(3)	Company-operated comparable store sales growth for the 13 week period ended December 29, 2013, is adjusted to exclude the impact of the extra operating week in fiscal 2012. Company-operated comparable store sales growth for the 14 week period ended December 30, 2012, is adjusted to include the impact of the extra operating week in fiscal 2012.
(4)	The 14 weeks ended December 30, 2012 included a $16.9 million tax benefit related to the release of a valuation allowance against substantially all of our deferred tax assets.

Historically, customer spending patterns for our established shops are lowest in the first quarter of the year. Our quarterly results have been and will continue to be affected by the timing of new shop openings and their associated pre-opening costs. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

General

On October 9, 2013, we completed an IPO of 8,625,000 shares of common stock at a price of $14.00 per share, which included 1,125,000 shares of common stock issued upon the exercise in full of the underwriters’ option to purchase additional shares. We sold 8,474,869 shares of common stock and certain stockholders sold 150,131 shares of common stock. We received net proceeds from the offering of approximately $108.8 million, after deducting the underwriting discount and other estimated offering expenses. We used a portion of the net proceeds received from the sale of the shares in the IPO to pay a previously declared one-time cash dividend of approximately $49.9 million on shares outstanding on October 8, 2013 as well as to repay $14.0 million outstanding under the senior credit facility on October 24, 2013. We will continue to use the remaining proceeds for working capital and general corporate purposes.

Our on-going primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents and our credit facility. Our primary requirements for liquidity and capital are new shop openings, existing shop capital investments (maintenance and improvements), principal and interest payments on our debt, lease obligations, and working capital and general corporate needs. Our requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Our shops do not require significant inventories or receivables. We believe that these sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Fiscal Year
	2013	2012	2011
Operating activities	$29,880	$25,085	$20,121
Investing activities	(28,098)	(25,936)	(17,758)
Financing activities	45,202	(700)	(7,197)

Net increase (decrease) in cash	$46,984	$(1,551)	$(4,834)

Operating Activities

Net cash provided by operating activities increased to $29.9 million for fiscal year 2013, from $25.1 million for fiscal year 2012, primarily due to a $3.8 million increase in shop-level profits.

Net cash provided by operating activities increased to $25.1 million for fiscal year 2012, from $20.1 million for fiscal year 2011, primarily due to a $5.3 million increase in shop-level profits.

Investing Activities

Net cash used in investing activities increased to $28.1 million for fiscal year 2013, from $25.9 million for fiscal year 2012. The increase was primarily due to construction costs for 34 new company-operated shops opened for the 52 weeks ended December 29, 2013, compared to 31 new company-operated shops opened for the 53 weeks ended December 30, 2012, as well as capital expenditures for future shop openings, maintaining our existing shops and certain other projects. We estimate that total capital expenditures for fiscal year 2014 will be approximately $30.0 million to $35.0 million, with 35 to 40 new company-operated shop openings planned.

For fiscal years 2012 and 2011, purchases of property and equipment were $25.9 million and $17.8 million, respectively. The increase in 2012, as compared to 2011, was driven by an increase in the number of company-operated shop openings.

Financing Activities

Net cash provided by financing activities was $45.2 million for fiscal year 2013, compared to net cash used in financial activities of $0.7 million for fiscal year 2012. The increase in cash provided by financing activities resulted from $108.8 million in net proceeds from our IPO (after deducting the underwriting discount and other estimated offering expenses), offset by the $49.9 million one-time cash dividend to common and preferred stockholders as well as a $14.0 million repayment on borrowings under the senior credit facility.

Net cash used in financing activities was $0.7 million and $7.2 million during fiscal years 2012 and 2011, respectively. The decrease in net cash used in fiscal year 2012 as compared to fiscal year 2011 was primarily due to $13.5 million of common and preferred share repurchases that were partially offset by $6.0 million of net borrowings from our senior credit facility.

Credit Facility

On September 21, 2012, we entered into a new five-year revolving credit facility agreement that expires in September 2017 and provides for borrowings up to $35.0 million to fund capital expenditures for new shops, renovations and maintenance of existing shops, and to provide ongoing working capital for other general and corporate purposes. We will be entitled to incur additional incremental increases in the revolving credit facility of up to $25.0 million that will be included in the credit facility if no event of default exists and certain other requirements are met. The credit facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.25:1 and a minimum debt service coverage ratio, as defined, of 1.5:1. The credit facility also limits the restricted payments to stockholders (primarily distributions, dividends and equity repurchases) that we may make, unless we obtain certain waivers or amendments from our lender. We were in compliance with these restrictions and conditions as of December 29, 2013. The credit facility is secured by substantially all assets of the company. Borrowings under the credit facility bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus an applicable margin or (ii) a prime rate as announced by JPMorgan Chase plus an applicable margin. On October 24, 2013, we used $14.0 million of the net proceeds from our IPO to repay the amounts outstanding under the credit facility. As of December 29, 2013, we had no amounts outstanding under the credit facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Contractual Obligations

The following table presents contractual obligations and commercial commitments as of December 29, 2013 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (including current portion) (a)	$1,092	$84	$1,008	$—	$—
Interest on long-term debt (a)	97	66	31	—	—
Operating leases (b)	186,779	29,791	55,263	40,545	61,180
Capital leases	174	29	102	43	—

Total	$188,142	$29,970	$56,404	$40,588	$61,180

(a)	On September 21, 2012, we entered into a five-year revolving credit facility agreement that will expire in September 2017 and provides for borrowings up to $35.0 million to fund capital expenditures for new shops, renovations and maintenance of existing shops and to provide ongoing working capital for other general and corporate purposes. Interest expense on the credit facility in 2013 was $0.3 million. Long-term debt also includes a note payable with $1.1 million outstanding as of December 29, 2013. As of December 29, 2013, scheduled principal payments on the note payable were $0.1 million in fiscal year 2014 and $1.0 million in fiscal year 2015. The above table excludes interest on the note, payable quarterly at an interest rate of 6%.
(b)	Includes base lease terms and certain optional renewal periods that are included in the lease term in accordance with accounting guidance related to leases. Certain of these options are subject to escalation based on various market-based factors.

Impact of Inflation

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and beverages, labor, energy and other services. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed along to our customers. Apart from the commodity effects discussed above, in general, we have been able to substantially offset shop and operating cost increases resulting from inflation by altering our menu items, increasing menu prices, making productivity improvements or other adjustments. However, certain areas of costs, notably labor and utilities, can be significantly volatile or subject to significant changes due to changes in laws or regulations, such as the minimum wage laws. There can be no assurance that we will continue to generate increases in comparable store sales in amounts sufficient to offset inflationary or other cost pressures.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of our financial condition and operating results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies can be found in Note 2 to our consolidated financial statements in Item 8. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Impairment of Long-Lived Assets and Disposal of Property and Equipment

We assess potential impairments to long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Due to unfavorable operating results at certain shops, we assessed the related assets for impairment as of December 29, 2013, December 30, 2012 and December 25, 2011. Fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. We used a weighted average cost of capital to discount the future cash flows. A 100 basis point change in weighted average cost of capital would not have a material impact on the calculation of an impairment charge. We recorded an impairment charge of $0.4 million, $0.2 million and $1.1 million for the fiscal years 2011, 2012 and 2013, respectively, which is included in impairment and loss on disposal of property and equipment in the consolidated statements of operations. As a result of Hurricane Sandy, we recorded a charge of $0.8 million related to the disposal of assets damaged by the storm during fiscal year 2012.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are attributable to differences between amounts recorded in our financial statements and our income tax returns. Deferred tax assets, net of any valuation allowances, represent the future tax return consequences of those differences and for operating loss and tax credit carryforwards, which will be deductible when the assets are recovered. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Prior to our fiscal quarter ended December 30, 2012, we determined that it was more likely than not our deferred tax assets would not be fully realizable based on a history of operating losses incurred and established a full valuation allowance in accordance with ASC Topic 740. Throughout fiscal 2012, we evaluated evidence to determine if releasing the valuation allowance was appropriate and concluded in the fourth quarter of fiscal 2012 that it was more likely than not the deferred tax assets will ultimately be realized. In determining the likelihood of future realization of the deferred tax assets as of December 30, 2012, we considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. As a result of our analysis of both positive and negative evidence, we determined that the weight of the positive evidence, primarily related to the cumulative income in the most recent three years and achievement of a sustained level of profitability, was sufficient to overcome the weight of the negative evidence, primarily related to continued uncertainty in the condition of the macro-economic environment, and recorded a $16.9 million benefit to release the full valuation allowance against our deferred tax assets in the fourth quarter of 2012.

During the fourth fiscal quarter of 2013, we determined our deferred tax assets should be measured based on a federal statutory rate of 35% as a result of utilizing our net operating losses and the expiration of favorable federal tax depreciation rules. Accordingly, we recorded a $0.6 million tax benefit related to the increase in the federal statutory tax rate.

Stock-Based Compensation

Our 2001 Equity Incentive Plan, 2004 Equity Incentive Plan and 2013 Long-Term Incentive Plan (collectively, the “Plans”) permit the granting of awards to employees and non-employee officers, directors, consultants, agents, and independent contractors of the company in the form of stock appreciation rights, stock awards, and stock options. We account for our stock-based compensation in accordance with ASC 718, Stock Based Compensation. Because our stock option plan contained a performance condition that restricted certain option holders’ ability to exercise vested options until the consummation of an IPO under the Securities Act or at the discretion of our board of directors, no compensation cost related to vested stock options with these performance conditions was recognized until the performance condition related to an IPO was met on October 4, 2013. As a result, the compensation cost recorded upon consummation of our IPO associated with vested options subject to the performance condition was approximately $7.6 million. For stock options granted without these performance conditions, we record stock compensation expense on a straight-line basis over the vesting period based on the grant-date fair value of the option, determined using the Black-Scholes option pricing valuation model. See “Common Stock Equity Valuation” below for further information on the inputs used for the equity valuations.

Common Stock Equity Valuations

Our policy is to have all options granted to be exercisable at a price per share not less than the per-share fair value of our common stock underlying those options on the date of grant. The range of exercise prices of options outstanding as of December 29, 2013 is $7 to $14 per option, and the options generally vest over a four- or five-year period from the date of grant. For option grants and warrant issuances, we utilize the Black-Scholes-Merton option pricing model. The Black-Scholes model requires inputs for risk-free interest rate, volatility and expected lives of the options. Since we do not have a history of traded common stock activity, expected volatility of the options is based on historical data from selected peer public company restaurants. The expected life of options granted is derived from the average of the vesting period and the term of the option. The risk-free rate is based on U.S. Treasury rates in effect at the time of the grant with a similar duration of the expected life of the options.

For the fiscal years 2011 and 2012 and the first nine months of 2013, we measured our redeemable convertible preferred stock at its maximum redemption value for each reporting period. The fair value of the company, used to calculate the maximum redemption value of the redeemable convertible preferred stock and to measure the value of the common stock as a key assumption in our stock options, was determined with assistance from an independent third-party valuation specialist utilizing Level 3 inputs. The valuations of the company and our common stock were determined based on valuation methodologies and assumptions selected in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Companies Equity Securities Issued as Compensation. In the absence of observable market data regarding the value of our stock, the valuation of the company and our common stock was estimated using multiple valuation approaches, primarily an income and market approach. In conjunction with our IPO which closed on October 9, 2013, the preferred stock was automatically converted into common stock; therefore, no calculation of the maximum redemption value was performed for the fourth quarter of 2013. See Note 9—Capital Stock and Warrants to our consolidated financial statements in Item 8 for further information on the conversion.

The income approach is based on the present value of estimated future cash flows and relies upon significant assumptions and estimates, including those related to the selected discount rate and forecasted revenues and expenses. The market approach is based on a comparison to observed fair values of comparable peer companies and recent market transactions, adjusted for the relative size and profitability of these peer companies.

The table below sets forth the options granted during fiscal year ended December 29, 2013:

Grant Date	Number of Options Granted	Exercise Price	Grant-date Fair Value of Common Stock	Grant-date Black- Scholes Fair Value of Option

2/26/2013	59,864	$9.47	$9.47	$3.88
3/5/2013	290,149	9.47	9.47	4.16 - 4.39
4/9/2013	48,667	9.47	9.47	4.05 - 4.13
8/1/2013	122,271	10.59	10.59	4.58
8/5/2013	15,000	10.59	10.59	5.57
8/8/2013	227,187	10.59	10.59	5.28
8/19/2013	81,064	10.59	10.59	4.57
8/26/2013	2,750	10.59	10.59	5.62
10/4/2013	395,000	14.00	14.00	7.20

The table below sets forth the range of assumptions used to determine fair value of the various option grants and warrant issuances during fiscal year ended December 29, 2013, utilizing the Black-Scholes-Merton option pricing model. We used the simplified method for determining the expected life of the options. We were unable to calculate specific stock price volatility as a private company, and as such, we used a blended volatility rate for comparable publicly traded companies.

Common stock fair value:	$9.47 to $14.00 per share;
Expected life of options:	5.0 to 7.0 years;
Volatility:	45.0% to 48.3%;
Risk-free interest rate:	0.7% to 2.1%;
Dividend yield:	—

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facility, which bear interest at variable rates. On October 24, 2013, we used $14.0 million of the net proceeds from our IPO to repay the amounts outstanding under the credit facility. As of December 29, 2013, we had no amounts outstanding under our credit facility and $1.1 million outstanding related to our note payable. A 100 basis point change in the interest rate would not have a material impact on our financial condition or results of operations. We did not have any material exposure to interest rate market risks for fiscal year 2013.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	59

Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012	60

Consolidated Statements of Operations for the years ended December 29, 2013, December 30, 2012 and December 25, 2011	61

Consolidated Statements of Redeemable Convertible Preferred Stock and Equity (Deficit) for the years ended December 29, 2013, December 30, 2012 and December 25, 2011	62

Consolidated Statements of Cash Flows for the years ended December 29, 2013, December 30, 2012 and December 25, 2011	64

Notes to the Consolidated Financial Statements	65

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Potbelly Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Potbelly Corporation and subsidiaries (the “Company”) as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, redeemable convertible preferred stock and equity (deficit), and cash flows for each of the three years in the period ended December 29, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 5, 2014

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except share and par value data)

	December 29, 2013	December 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$69,579	$22,595
Accounts receivable, net of allowances of $6 and $16 as of December 29, 2013 and December 30, 2012, respectively	2,991	3,276
Inventories	2,263	1,910
Prepaid expenses and other current assets	6,965	4,683

Total current assets	81,798	32,464
Property and equipment, net	78,983	69,309
Intangible assets, net	3,404	3,404
Goodwill	1,428	1,428
Deferred income taxes	17,297	16,110
Deferred expenses, net and other assets	3,170	3,984

Total assets	$186,080	$126,699

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,078	$2,586
Accrued expenses	16,337	14,553
Accrued income taxes	216	81
Current portion of long-term debt	74	74

Total current liabilities	18,705	17,294
Long-term debt, net of current portion	1,018	15,095
Deferred rent and landlord allowances	12,288	11,849
Other long-term liabilities	796	846

Total liabilities	32,807	45,084

Commitments and contingencies
Redeemable convertible preferred stock, $0.01 par value—authorized 10,000,000 and 17,183,632 shares as of December 29, 2013 and December 30, 2012, respectively; issued and outstanding no shares and 16,086,375 shares as of December 29, 2013, and December 30, 2012, respectively	—	250,343
Equity (deficit)
Common stock, $0.01 par value—authorized 200,000,000 and 35,500,000 shares as of December 29, 2013 and December 30, 2012, respectively; issued and outstanding 29,148,029 and 4,233,977 shares as of December 29, 2013 and December 30, 2012, respectively	291	42
Warrants	909	1,552
Additional paid-in-capital	383,077	—
Accumulated (deficit)	(231,232)	(170,518)

Total stockholders’ equity (deficit)	153,045	(168,924)
Non-controlling interest	228	196

Total equity (deficit)	153,273	(168,728)

Total liabilities and equity (deficit)	$186,080	$126,699

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	Fiscal Year
	2013	2012	2011
Revenues
Sandwich shop sales, net	$298,574	$274,070	$237,463
Franchise royalties and fees	1,138	844	503

Total revenues	299,712	274,914	237,966

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	87,380	79,847	68,491
Labor and related expenses	83,579	77,479	67,036
Occupancy expenses	36,394	32,016	26,511
Other operating expenses	30,781	28,119	24,095
General and administrative expenses	39,656	29,624	26,911
Depreciation expense	17,875	16,219	14,838
Pre-opening costs	1,437	2,051	1,521
Impairment and loss on disposal of property and equipment	1,135	994	365

Total expenses	298,237	266,349	229,768

Income from operations	1,475	8,565	8,198
Interest expense	387	541	495
Other expense	2	6	1

Income before income taxes	1,086	8,018	7,702
Income tax (benefit) expense	(204)	(15,994)	537
Net income	1,290	24,012	7,165
Net income (loss) attributable to non-controlling interest	32	(34)	—

Net income attributable to Potbelly Corporation	1,258	24,046	7,165
Dividend declared and paid to common and preferred shareholders	(49,854)	—	—
Accretion of redeemable convertible preferred stock to maximum redemption value	(15,097)	(10,495)	(17,410)

Net (loss) income attributable to common stockholders	$(63,693)	$13,551	$(10,245)

Net (loss) income per common share attributable to common stockholders:
Basic	$(6.29)	$0.72	$(2.35)
Diluted	$(6.29)	$0.66	$(2.35)
Weighted average common shares outstanding:
Basic	10,132,805	4,013,414	4,359,930
Diluted	10,132,805	4,388,822	4,359,930

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Equity (Deficit)

(amounts in thousands, except share data)

Redeemable Convertible Preferred Stock
	Series A		Series B		Series C		Series D		Series E		Series F		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 26, 2010	4,197,377	51,255	3,290,294	40,178	1,646,595	20,280	1,250,000	19,500	4,194,366	72,814	2,007,743	24,517	16,586,375	228,544
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of preferred stock	(500,000)	(6,106)	—	—	—	—	—	—	—	—	—	—	(500,000)	(6,106)
Exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Changes in redemption value of preferred stock	—	5,488	—	4,884	—	2,465	—	(1,930)	—	3,523	—	2,980	—	17,410
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance at December 25, 2011	3,697,377	50,637	3,290,294	45,062	1,646,595	22,745	1,250,000	17,570	4,194,366	76,337	2,007,743	27,497	16,086,375	239,848
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Changes in redemption value of preferred stock	—	2,159	—	1,921	—	970	—	749	—	3,524	—	1,172	—	10,495
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance at December 30, 2012	3,697,377	52,796	3,290,294	46,983	1,646,595	23,715	1,250,000	18,319	4,194,366	79,861	2,007,743	28,669	16,086,375	250,343
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion charge	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Cash dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issuance, net of fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Changes in redemption value of preferred stock	—	3,582	—	3,188	—	1,609	—	1,251	—	3,523	—	1,944	—	15,097
Conversion of preferred stock to common stock	(3,697,377)	(56,378)	(3,290,294)	(50,171)	(1,646,595)	(25,324)	(1,250,000)	(19,570)	(4,194,366)	(83,384)	(2,007,743)	(30,613)	(16,086,375)	(265,440)
Shares cancelled in lieu of payment of payroll taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Excess tax benefits associated with exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance at December 29, 2013	—	—	—	—	—	—	—	—	—	—	—	—	—	—

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Equity (Deficit)—(Continued)

(amounts in thousands, except share data)

	Equity (Deficit)
	Common Stock		Warrants	Additional Paid-In- Capital	Accumulated Earnings/ (Deficit)	Non- Controlling Interest	Total Equity (Deficit)
	Shares	Amount
Balance at December 26, 2010	4,978,621	50	2,225	—	(171,918)	—	(169,643)
Net income	—	—	—	—	7,165	—	7,165
Repurchase of common stock	(1,180,748)	(12)	—	—	(8,513)	—	(8,525)
Repurchase of preferred stock	—	—	—	(1,106)	—	—	1,106
Exercise of stock warrants	55,000	1	(157)	157	—	—	1
Exercise of stock options	120,000	1	—	479	—	—	480
Changes in redemption value of preferred stock	—	—	—	(3,266)	(14,144)	—	(17,410)
Amortization of stock-based compensation	—	—	—	1,524	—	—	1,524

Balance at December 25, 2011	3,972,873	40	2,068	—	(187,410)	—	(185,302)
Net income	—	—	—	—	24,046	(34)	24,012
Contributions from non-controlling interest	—	—	—	—	—	230	230
Issuance of stock warrants	—	—	909	(909)	—	—	—
Exercise of stock warrants	261,104	2	(1,425)	1,425	—	—	2
Changes in redemption value of preferred stock	—	—	—	(3,341)	(7,154)	—	(10,495)
Amortization of stock-based compensation	—	—	—	2,825	—	—	2,825

Balance at December 30, 2012	4,233,977	42	1,552	—	(170,518)	196	(168,728)
Net income	—	—	—	—	1,258	32	1,290
Beneficial conversion charge	—	—	—	50	(50)	—	—
Cash dividends declared	—	—	—	(49,854)	—	—	(49,854)
Common stock issuance, net of fees	8,709,785	87	—	108,234	—	—	108,321
Changes in redemption value of preferred stock	—	—	—	46,825	(61,922)	—	(15,097)
Conversion of preferred stock to common stock	16,086,375	160	—	265,280	—	—	265,440
Shares cancelled in lieu of payment of payroll taxes	—	—	—	(165)	—	—	(165)
Exercise of stock options	—	1	—	146	—	—	147
Excess tax benefits associated with exercise of stock options	—	—	—	308	—	—	308
Exercise of stock warrants	117,892	1	(643)	643	—	—	1
Amortization of stock-based compensation	—	—	—	11,610	—	—	11,610

Balance at December 29, 2013	29,148,029	$291	$909	$383,077	$(231,232)	$228	$153,273

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Fiscal Year
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,290	$24,012	$7,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,875	16,219	14,838
Deferred income tax	(1,969)	(16,870)	113
Deferred rent and landlord allowances	440	987	(295)
Amortization of stock compensation expense	11,610	2,825	1,524
Excess tax benefit from stock-based compensation	(308)	—	—
Asset impairment, store closure and disposal of property and equipment	1,142	994	365
Amortization of debt issuance costs	64	154	151
Changes in operating assets and liabilities:
Accounts receivable, net	285	(922)	(389)
Inventories	(353)	(213)	(377)
Prepaid expenses and other assets	(2,076)	(838)	(1,467)
Accounts payable	(176)	(361)	(2,200)
Accrued and other liabilities	2,056	(902)	693

Net cash provided by operating activities	29,880	25,085	20,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(28,098)	(25,936)	(17,758)

Net cash used in investing activities	(28,098)	(25,936)	(17,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	14,221	10,000
Payments on debt	(14,000)	(14,221)	(4,000)
Payments on note payable	(79)	(74)	(153)
Payment of deferred financing costs	—	(335)	—
Proceeds from exercise of stock options	147	—	480
Proceeds from exercise of stock warrants	1	2	1
Shares cancelled in lieu of payment of payroll taxes	(165)	—	—
Preferred stock repurchase	—	—	(5,000)
Common stock repurchase	—	—	(8,525
Excess tax benefit from stock-based compensation	308	—	—
Issuance of common stock, net of underwriting fees	110,343	—	—
Payment of costs associated with initial public offering	(1,499)	(523)	—
Contributions from non-controlling interest	—	230	—
Cash dividend on preferred and common stock	(49,854)	—	—

Net cash provided by (used in) financing activities	45,202	(700)	(7,197)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	46,984	(1,551)	(4,834)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,595	24,146	28,980

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,579	$22,595	$24,146

Supplemental cash flow information:
Income taxes paid	$1,808	$1,050	$452
Interest paid	332	383	344
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$2,636	$2,262	$451
Accretion of redeemable convertible preferred stock to maximum redemption value	$15,097	$10,495	$17,410

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly-owned subsidiary, Potbelly Sandwich Works LLC, operates Potbelly Sandwich Works sandwich shops in 21 states and the District of Columbia. As of fiscal years ended 2011, 2012 and 2013, the Company had 234, 264 and 296 company-operated shops in operation, respectively. During fiscal year 2011, the Company opened 21 new shops and closed five shops. During fiscal year 2012, the Company opened 31 new shops and closed one shop. During fiscal year 2013, the Company opened 34 new shops and closed two shops.

The Company also sells and administers franchises of new Potbelly Sandwich Works sandwich shops. The first domestic and international franchise locations administered by the Company opened during February 2011. As of December 29, 2013, eleven franchised shops were in operation in domestic locations and twelve franchised shops were in operation in the Middle East.

Initial Public Offering

On October 9, 2013, the Company completed an initial public offering (“IPO”) of 8,625,000 shares of common stock, which included 1,125,000 shares of common stock issued upon the exercise in full of the underwriters’ option to purchase additional shares. The Company sold 8,474,869 shares of common stock and certain stockholders sold 150,131 shares of common stock. The Company received net proceeds from the offering of approximately $108.8 million, after deducting the underwriting discount and other estimated offering expenses. The Company did not receive any proceeds from the shares sold by the selling stockholders.

The Company used the net proceeds received from the sale of its shares to pay a previously-declared one-time cash dividend of $49.9 million on shares outstanding on October 8, 2013 and also to repay borrowings of approximately $14.0 million under its senior credit facility. The Company will continue to use the remaining proceeds for working capital and general corporate purposes.

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

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC, Potbelly Sandwich Works LLC (“LLC”) and 17 of LLC’s wholly owned subsidiaries, collectively, the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated joint venture, non-controlling interest represents the non-controlling partner’s share of the assets, liabilities and operations related to the joint venture investment in Potbelly Airport II Boston, LLC, related to one shop located in the Boston Logan International Airport. The Company owns a seventy-five percent interest in this consolidated joint venture.

The Company does not have any components of other comprehensive income (loss) recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income (loss) in its consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(b) Reporting Period

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every five or six years a 53rd week is added. Fiscal 2011 and fiscal 2013 each consisted of 52 weeks. Fiscal 2012 consisted of 53 weeks.

(c) Segment Reporting

The Company owns and operates Potbelly Sandwich Works sandwich shops in the United States. The Company also has domestic and international franchise operations of new Potbelly Sandwich Works sandwich shops. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. As the CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, the Company has one operating segment and one reportable segment.

(d) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions, primarily related to the long-lived assets, income taxes, stock-based compensation and common stock equity valuations, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e) Fair Value Measurements

The Company applies fair value accounting for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company assumes the highest and best use of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Inputs that are both unobservable and significant to the overall fair value measurement reflect an entity’s estimates of assumptions that market participants would use in pricing the asset or liability.

(f) Financial Instruments

The Company records all financial instruments at cost, which is the fair value at the date of transaction. The amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term maturities of these instruments.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(g) Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an initial maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits; however, the Company has not experienced any losses in these accounts. The Company believes it is not exposed to any significant credit risk. The Company’s money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. These are included within cash equivalents and restricted cash as Level 1 measurements.

(h) Accounts Receivable, net

Accounts receivable, net consists of credit card and miscellaneous receivables. The Company had credit card receivables of $1.4 million, $1.6 million and $3.0 million as of December 25, 2011, December 30, 2012 and December 29, 2013, respectively.

(i) Inventories

Inventories, which consist of food products, paper goods and supplies, and promotional items, are valued at the lower of cost (first-in, first-out) or market. No adjustment is deemed necessary to reduce inventory to the lower of cost or market value due to the rapid turnover and high utilization of inventory.

(j) Property and Equipment

Property and equipment acquired is recorded at cost less accumulated depreciation. Property and equipment is depreciated based on the straight-line method over the estimated useful lives, generally ranging from three to five years for furniture and fixtures, computer equipment, computer software, and machinery and equipment. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease life, generally 10 to 15 years. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease.

Direct costs and expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized, whereas the costs of repairs and maintenance are expensed when incurred. The Company capitalizes certain internal costs associated with the development, design, and construction of new shop locations as these costs have a future benefit to the Company. The Company capitalized costs of $0.6 million, $0.7 million and $0.7 million for the fiscal years ended December 25, 2011, December 30, 2012 and December 29, 2013, respectively. Capitalized costs are recorded as part of the asset to which they relate, primarily to leasehold improvements, and such costs are amortized over the asset’s useful life. When assets are retired or sold, the asset cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is recorded in the statement of operations.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Shop-level assets are grouped together for the purpose of the impairment assessment. Due to unfavorable operating results at certain shops, the Company assessed the related assets for impairment for fiscal years 2011, 2012 and 2013. The fair

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company used a weighted average cost of capital to discount the future cash flows. The Company recorded impairment charges of $0.4 million, $0.2 million and $1.1 million for the fiscal years 2011, 2012 and 2013, respectively, which is included in impairment and loss on disposal of property and equipment in the consolidated statements of operations. As a result of Hurricane Sandy, the Company recorded a charge of $0.8 million related to the disposal of assets damaged by the storm in fiscal 2012.

(k) Intangible Assets

The Company reviews indefinite-lived intangible assets, which includes goodwill and tradenames, annually at fiscal year-end for impairment or more frequently if events or circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based on the most recent information available. The Company assesses the fair values of its intangible assets, and its reporting unit for goodwill testing purposes, using both an income-based approach and a market approach. Under the income approach, fair value is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including forecasted revenues and expenses, appropriate discount rates and other variables. The market approach measures fair value by comparison to the observed fair values of comparable companies, adjusted for the relative size and profitability of these comparable companies. The annual impairment review utilizes the estimated fair value of the intangible assets and the overall reporting unit and compares the estimated fair values to the carrying values as of the testing date. If the carrying value of these intangible assets or the reporting unit exceeds the fair values, the Company would then use the fair values to measure the amount of any required impairment charge. No impairment charge was recognized for intangible assets for any of the fiscal periods presented.

(l) Pre-opening Costs

Pre-opening costs are expensed as incurred and primarily consist of manager salaries and training, travel, employee payroll, and related training costs incurred prior to the opening of a restaurant, as well as occupancy costs incurred from when the Company takes site possession to shop opening.

(m) Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations. Advertising expenses were $2.4 million, $1.8 million and $1.6 million in fiscal years 2011, 2012 and 2013, respectively.

(n) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are attributable to differences between financial statement and income tax reporting. Deferred tax assets, net of any valuation allowances, represent the future tax return consequences of those differences and for operating loss and tax credit carryforwards, which will be deductible when the assets are recovered. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment of realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.

The Company accounts for uncertain tax positions under current accounting guidance, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by tax authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

(o) Stock-Based Compensation

The Company’s 2001 Equity Incentive Plan, 2004 Equity Incentive Plan and 2013 Long-Term Incentive Plan permit the granting of awards to employees and non-employee officers, consultants, agents, and independent contractors of the Company in the form of stock appreciation rights, stock awards, and stock options. The Company accounts for its stock-based employee compensation in accordance with ASC 718, Stock Based Compensation. The Company’s stock option plan contained a performance condition that restricted certain option holders’ ability to exercise vested options until the consummation of an IPO under the Securities Act of 1933, as amended (the “Securities Act”), or at the discretion of the Company’s board of directors. As a result, compensation cost related to vested employee stock options with these performance conditions was not recognized until October 2013 when the performance conditions were met as a result of the IPO. The Company recorded a $7.6 million charge associated with vested options, which was determined using the Black-Scholes option pricing valuation model. For stock options granted without performance conditions, the Company records stock compensation expense on a straight-line basis over the vesting period based on the grant-date fair value of the option, determined using the Black-Scholes option pricing valuation model.

(p) Leases

The Company leases retail shops, warehouse and office space under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses, and/or contingent rent provisions. For purposes of recognizing incentives, premiums, and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date it takes possession of the leased space for construction purposes as the beginning of the term, which is generally two to three months prior to a shop’s opening date. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease. In addition to rental expense, certain leases require the Company to pay a portion of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent.

For tenant improvement allowances, rent escalations, and rent holidays, the Company records a deferred rent liability in its consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to occupancy expense in the consolidated statements of operations.

(q) Revenue Recognition

Revenue from retail shops are presented net of discounts and recognized when food and beverage products are sold. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.

Revenues from the Company’s gift cards are deferred and recognized upon redemption or after a period of 36 months of inactivity on gift card balances (“gift card breakage”) and the Company does not have a legal

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The Company recognized $0.2 million, $0.1 million and $0.1 million in gift card breakage income included in other operating expenses in the consolidated statements of operations for the fiscal years ended 2011, 2012 and 2013, respectively.

The Company earns an initial franchise fee and ongoing royalty fees under the Company’s franchise agreements. Initial franchise fee revenue is recognized at the point a franchise shop opens for business to the public, as this is the point in time when the Company has substantially performed all initial services required under the franchise agreement. The Company recognized franchise fee revenue of $0.2 million in each fiscal year 2011 and 2012 and $0.3 million in fiscal year 2013. Initial franchise fee payments received by the Company before the shop opens are recorded as deferred revenue in the consolidated balance sheet. The Company had deferred revenue of $0.1 million, $0.1 million and $0.2 million recorded as accrued expenses as of December 25, 2011, December 30, 2012 and December 29, 2013, respectively. Royalty fees are based on a percentage of sales and are recorded as revenue as the fees are earned and become receivable from the franchisee. The Company recognized royalty fees revenue of $0.3 million, $0.7 million and $0.8 million for fiscal years 2011, 2012, and 2013, respectively.

(r) Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance is effective for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force),” which amends ASC 402, “Liabilities.” The amendments provide guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

(s) Commitments and Contingencies

The Company is subject to legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions should not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Many of the food products the Company purchases are subject to changes in the price and availability of food commodities, including, among other things, beef, poultry, grains, dairy and produce. The Company works with its suppliers and uses a mix of forward pricing protocols for certain items including agreements with its supplier on fixed prices for deliveries at some time in the future and agreements on a fixed price with its supplier for the duration of that protocol. The Company also utilizes formula pricing protocols under which the prices the

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Company pays are based on a specified formula related to the prices of the goods, such as spot prices. The Company’s use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less). Such contracts are used in the normal purchases of the Company’s food products and not for speculative purposes, and as such are not required to be evaluated as derivative instruments. The Company does not enter into futures contracts or other derivative instruments.

(3) Earnings per share

Basic and diluted income (loss) per common share attributable to common stockholders have been calculated using the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share attributable to common stockholders is computed by dividing the income (loss) allocated to common stockholders utilizing the two-class method by the weighted average number of fully diluted common shares outstanding. The Company’s redeemable convertible preferred stock were all considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. In periods of a net loss attributable to common stockholders, the redeemable convertible preferred stock were excluded from the computation of basic earnings per share due to the fact that they are not required to fund losses and the redemption amount is not reduced as a result of losses. For the fiscal years 2011 and 2012, the dilutive securities did not include stock options awarded to employees that had a performance condition requiring the completion of an initial public offering of common stock, as that performance condition was not satisfied at the reporting date and the holders of these options did not have rights to our undistributed earnings until that time.

	Fiscal Year
	2013	2012	2011
Calculation of undistributed income (loss) for basic and diluted shares:
Net income (loss) attributable to Potbelly Corporation	$1,258	$24,046	$7,165
Less: Dividend paid to common and preferred stockholders	(49,854)	—	—
Less: Accretion of redeemable convertible preferred stock to maximum redemption value	(15,097)	(10,495)	(17,410)

Undistributed (loss) income for basic and diluted shares	$(63,693)	$13,551	$(10,245)

Allocation of undistributed income (losses) to participating securities:
Common shares	$(63,693)	$2,878	$(10,245)
Redeemable convertible preferred shares	—	10,673	—

Undistributed (loss) income	$(63,693)	$13,551	$(10,245)

Weighted average common shares outstanding-basic	10,132,805	4,013,414	4,359,930
Plus: Effect of potential stock options exercise	—	18,052	—
Plus: Effect of potential warrant exercise	—	357,356	—

Weighted average common shares outstanding-diluted	10,132,805	4,388,822	4,359,930

Income (loss) per share available to common stockholders-basic	$(6.29)	$0.72	$(2.35)
Income (loss) per share available to common stockholders-diluted	$(6.29)	$0.66	$(2.35)
Potentially dilutive shares that are considered anti-dilutive:
Common share options	5,029,576	1,258,537	4,261,010
Warrants	247,704	—	378,996

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(4) Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 29, 2013	December 30, 2012
Leasehold improvements	$129,903	$117,804
Machinery and equipment	34,610	28,490
Furniture and fixtures	22,188	19,605
Computer equipment and software	14,803	12,502
Construction in progress	4,197	2,856

	205,701	181,257
Less: accumulated depreciation	(126,718)	(111,948)

	$78,983	$69,309

(5) Intangible assets and goodwill

Intangible assets and goodwill consisted of the following (in thousands):

	December 29, 2013	December 30, 2012
Goodwill	$1,428	$1,428
Trade name	3,404	3,404

Total	$4,832	$4,832

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 29, 2013	December 30, 2012
Accrued labor and related expenses	$4,739	$4,108
Deferred gift card revenue	1,467	1,412
Accrued occupancy expenses	664	1,352
Deferred rent—current	1,495	1,234
Accrued corporate and shop expenses	2,692	1,357
Accrued utilities	963	1,122
Accrued sales and use tax	935	1,034
Accrued construction	2,002	1,267
Accrued contract termination costs (a)	93	151
Accrued professional fees	236	546
Accrued other	1,051	970

Total	$16,337	$14,553

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(a)	The Company incurs expenses associated with exit activity for certain signed lease agreements, which are recognized in general and administrative expenses. Accrued contract termination costs consisted of the following (in thousands):

	December 29, 2013	December 30, 2012
Accrued contract termination costs—beginning balance	$151	$91
Contract termination costs incurred	13	170
Contract termination costs settled and paid	(71)	(110)

Accrued contract termination costs—ending balance	$93	$151

(7) Income Taxes

Income before income taxes for the Company’s domestic and foreign operations was as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Domestic operations	$605	$8,018	$7,702
Foreign operations	481	—	—

Total	$1,086	$8,018	$7,702

Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year
	2013	2012	2011
Federal:
Current	$—	$—	$—
Deferred	(818)	(13,610)	89

	(818)	(13,610)	89
State and Local:
Current	1,394	876	424
Deferred	(838)	(3,260)	24

	556	(2,384)	448
Foreign:
Current	58	—	—
Deferred	—	—	—

	58	—	—

Income tax (benefit) expense	$(204)	$(15,994)	$537

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rates to income before income taxes as a result of the following (in thousands):

	Fiscal Year
	2013	2012	2011
Computed “expected” tax expense	$380	$2,726	$$2,619
Increase (reduction) resulting from:
Permanent differences	63	—	—
State and local income taxes, net of federal income tax effect	145	358	424
FICA and other tax credits	(113)	(41)	—
Change in valuation allowance	—	(19,078)	(2,619)
Non-deductible IPO costs	195	—	—
Rate change and true-ups	(877)	—	—
Other, net	3	41	113

	$(204)	$(15,994)	$537

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities reflected in the consolidated balance sheets are presented below (in thousands):

	December 29, 2013	December 30, 2012
Deferred tax assets—current:
Accrued liabilities	$1,238	$1,174
Deferred revenue on gift certificates and gift cards	96	79
Deferred tax assets—non-current:
Net operating loss carryforwards	583	2,810
Stock-based compensation	8,391	3,640
Property and equipment depreciation	6,415	6,922
Deferred rent and start-up amortization	3,470	3,085
Accrued liabilities	347	56
FICA and other tax credits	55	292

Total deferred tax assets	20,595	18,058
Less: valuation allowance	(57)	(47)

Net deferred tax assets	20,538	18,011

Deferred tax liabilities—current:
Prepaids	(553)	(339)
Deferred tax liabilities—non-current:
Intangible asset	(1,012)	(865)
Smallwares	(607)	(697)
Other timing differences	(288)	—

Total gross deferred tax liabilities	2,460	1,901

Net deferred tax assets (liabilities)	$18,078	$16,110

As of December 29, 2013, the Company had available net operating loss carryforwards for state income tax purposes of approximately $9.2 million that will expire between 2019 and 2023, if unused. These net operating

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

losses accounted for deferred tax assets of approximately $0.6 million for the year ended December 29, 2013. The Company also has an additional $0.7 million of federal net operating losses and $0.5 million of income tax credits as a result of excess tax benefits, which are not recognized for book purposes until realized.

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740—Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. The Company makes estimates and judgments with regard to the calculation of certain income tax assets and liabilities. ASC 740 requires that deferred tax assets be reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has a significant amount of deferred tax assets recorded on its balance sheet, primarily related to timing differences for long-lived assets, stock-based compensation and deferred rent. Prior to fiscal year 2012, the Company determined that it was more likely than not its deferred tax assets would not be fully realizable based on a history of operating losses incurred and established a full valuation allowance in accordance with ASC Topic 740. Throughout fiscal 2012, the Company evaluated evidence to determine if releasing the valuation allowance is appropriate and concluded in the fourth quarter of fiscal 2012 that it was more likely than not the deferred tax assets would ultimately be realized. In determining the likelihood of future realization of the deferred tax assets as of December 30, 2012, the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. As a result of the Company’s analysis of both positive and negative evidence, it was determined that the weight of the positive evidence, primarily related to the cumulative income in the most recent three years and achievement of a sustained level of profitability, was sufficient to overcome the weight of the negative evidence, primarily related to continued uncertainty in the condition of the macro-economic environment, and a $16.9 million benefit was recorded to release the full valuation allowance against its deferred tax assets in the fourth quarter of 2012.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The policy did not change as a result of the adoption of “FIN No. 48.” As of December 30, 2012 and December 29, 2013, the Company had no interest or penalties accrued.

The tax years prior to 2010 are generally closed for examination by the United States Internal Revenue Service as a result of previous audits; however, these tax years may be subject to audit as a result of the Company utilizing net operating losses currently recorded. State statutes are generally open for audit for the 2008 to 2012 tax years. Additionally, the tax years from 2002 to 2007 are open for examination by certain state tax authorities due to net operating losses generated at the state level.

(8) Long-term debt

Long-term debt consisted of the following (in thousands):

	December 29, 2013	December 30, 2012
Senior credit facility (a)	$—	$14,000
Note payable (b)	1,092	1,169

Total long-term debt	1,092	15,169
Less: Current portion	74	74

Long-term debt, net of current portion	$1,018	$15,095

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The fair value of the current and long-term debt approximates the carrying value of the debt for all periods presented.

(a) Credit facility

JPMorgan Chase Bank, N.A.

On September 21, 2012, the Company entered into a five-year revolving credit facility agreement that expires in September 2017 and provides for borrowings up to $35.0 million to fund capital expenditures for new shops, renovations and maintenance of existing shops, and to provide ongoing working capital for other general and corporate purposes. The credit facility contains customary representations, warranties and negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.25:1 and a minimum debt service coverage ratio, as defined, of 1.5:1. The credit facility also limits the restricted payments (primarily distributions and equity repurchases) that the Company may make, unless the Company obtains certain waivers or amendments from the lender. The credit facility is secured by substantially all assets of the Company. Borrowings under the credit facility bear interest at interest rates based upon either the base rate or the London InterBank Offered Rate, plus or minus the applicable margins. The base rate is the higher of the prime rate and the federal funds rate, plus 0.50%. The Company pays commitment fees based on the amount drawn on the credit facility at a rate of 0.25%. As of December 29, 2013, the Company has no amounts outstanding under the credit facility. As of December 29, 2013, the Company has $34.3 million available for borrowing under the credit facility after reductions for the outstanding letters of credit.

(b) Note payable

On March 15, 2007, the Company entered into a long-term note payable associated with the acquisition of certain assets of Pot Belly Deli, Inc., an unrelated California company, including the Pot Belly trade name, certain design marks, and other related assets. The Company records interest on the note payable under the effective interest method at an interest rate of 6% and recorded interest expense of $0.1 million in each fiscal year 2011, 2012 and 2013. Payment of interest and principal is made monthly. The final payment of the note will be made on April 1, 2015.

As of December 29, 2013, the scheduled payments on debt were as follows (in thousands):

Years Ending
2014	$84
2015	1,008
Thereafter	—

Total payments	$1,092

(9) Capital Stock and Warrants

As of December 29, 2013, the Company had authorized an aggregate of 210,000,000 shares of capital stock, of which 200,000,000 shares were designated as common stock and 10,000,000 shares were designated as preferred stock. As of December 29, 2013, the Company had issued and outstanding 29,148,029 shares of common stock, no shares of non-voting common stock and no shares of preferred stock.

As of December 30, 2012, the Company had authorized an aggregate of 52,683,632 shares of capital stock, of which 35,000,000 shares were designated as common stock, 500,000 shares were designated as non-voting

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

common stock, and 17,183,632 shares were designated as preferred stock. The preferred stock consisted of 4,197,377 shares designated as Series A preferred stock, 3,375,221 shares designated as Series B preferred stock, 1,666,668 shares designated as Series C preferred stock, 1,250,000 shares designated as Series D preferred stock, 4,194,366 shares designated as Series E preferred stock, and 2,500,000 shares designated as Series F preferred stock. As of December 30, 2012, the Company had issued and outstanding 3,697,377 shares of Series A preferred stock, 3,290,294 shares of Series B preferred stock, 1,646,595 shares of Series C preferred stock, 1,250,000 shares of Series D preferred stock, 4,194,366 shares of Series E preferred stock, and 2,007,743 shares of Series F preferred stock.

Common Stock

On October 9, 2013, the Company completed an initial public offering. Effective upon the closing of such offering, all shares of preferred stock and non-voting common stock converted into common stock. The terms of the non-voting common stock provided that all shares of non-voting common stock would convert into voting common stock on a 1:1 basis immediately prior to the closing of an underwritten IPO or sale of the Company. The redeemable convertible preferred stock included down-round provisions which would adjust the conversion price for any additional stock issued without consideration or for a consideration per share less than the respective conversion price for one or more of the series of preferred stock in effect immediately prior to the issuance of such additional stock. See Preferred Stock below for further information regarding the preferred stock and the conversion of preferred stock upon completion of the IPO. As of December 29, 2013, each share of common stock has the same relative rights and was identical in all respects to each other share of common stock. Each holder of shares of common stock is entitled to one vote for each share held by such holder at all meetings of stockholders.

Preferred Stock

All series of preferred stock were subject to substantially the same general terms and conditions. Dividends accrued (whether or not declared) on each share of preferred stock at a rate of 6% per annum of the applicable liquidation value until the first to occur of (1) the date on which the applicable liquidation value of such share is paid to the holder in connection with a significant event, (2) the date on which such share is converted into common stock, or (3) the date on which such share is acquired by the Company. Dividends were cumulative, but were payable only upon their redemption or the occurrence of a significant event that would result in a distribution to their holders of less than 110% of the shares’ liquidation value (generally the applicable gross issuance price of the shares). A significant event includes a merger, sale of substantially all assets, change of control, or liquidation of the Company, but it did not include an IPO. The terms of the preferred stock provided that unpaid dividends would be forfeited upon any conversion of preferred stock into common stock.

The terms of the preferred stock provided that all shares of preferred stock would automatically convert to common stock in the event of a qualified IPO, as defined; the election of the holders of a majority of the shares of preferred stock; or the conversion of at least a majority of the shares of issued preferred stock. None of the shares of preferred stock were mandatorily redeemable. Subsequent to December 24, 2014, preferred stock may have been redeemed upon a majority vote of the preferred stockholders for a period of 12 months (the “Redemption Election Period”). If the holders of at least a majority of the preferred stock then outstanding did not approve the redemption of preferred shares outstanding during the Redemption Election Period, the Company would have had no further obligation to redeem any shares of preferred stock. As of December 30, 2012 and through the date of the IPO, the Company classified the preferred stock outside of permanent equity on the balance sheet as redemption of the preferred stock was outside the control of the Company.

The Company recognized changes in the redemption value immediately as they occurred via direct charges to additional paid-in capital and then to accumulated deficit, and adjusted the carrying value of the preferred

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

stock to equal its maximum redemption value at the end of each reporting period. In the event of a redemption, the price paid by the Company for the preferred stock would be the greater of (a) the liquidation value of the preferred stock series being redeemed, plus any accrued and unpaid dividends, or (b) the amount in respect of such share of preferred stock that such holder would have been entitled to receive on an as-converted basis assuming all the shares have been converted into common stock. The form of consideration in the event of liquidation would be the same for the common stockholders as would be provided to the preferred stockholders. The redemption and conversion features did not require bifurcation and separate measurement in the financial statements since neither of the features meet the net settlement criteria under ASC Topic 815, Derivatives and Hedging. The redeemable convertible preferred stock include down-round provisions which would adjust the conversion price for any additional stock issued without consideration or for a consideration per share less than the respective conversion price for one or more of the series of preferred stock in effect immediately prior to the issuance of such additional stock.

The Company measured its redeemable convertible preferred stock at its maximum redemption value at each reporting period. The fair value of the Company, used to calculate the maximum redemption value of the redeemable convertible preferred stock and to measure the value of the common stock as a key assumption in the determination of the compensation expense associated with the Company’s stock options, was determined with assistance from an independent third-party valuation specialist utilizing Level 3 inputs. The valuations of the Company and its common stock were determined based on valuation methodologies and assumptions selected in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Companies Equity Securities Issued as Compensation. In the absence of observable market data regarding the value of the Company’s stock, the valuation of the Company and its common stock was estimated using multiple valuation approaches, primarily an income and market approach. The income approach is based on the present value of estimated future cash flows, and relies upon significant assumptions and estimates, including those related to the selected discount rate and forecasted revenues and expenses. The market approach is based on a comparison to observed fair values of comparable peer companies and recent market transactions, adjusted for the relative size and profitability of these peer companies relative to the Company.

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

On August 1, 2013, the Company’s board of directors unanimously approved a resolution to amend certain terms of the Company’s preferred stockholder agreements to reduce certain pricing thresholds for the completion of a qualified IPO, with such term defined in the agreements. The Company evaluated the impact of the amendments on the related preferred shares by estimating the fair value of such shares immediately prior to and after the amendments. As there was an insignificant change in the fair value of the preferred shares as a result of the amendments, the Company concluded the amendments represented a modification to the preferred share agreements. Therefore, no change in value was recorded in the condensed consolidated statement of redeemable convertible preferred stock and equity/(deficit). In addition, the Company’s board of directors declared a one-time cash dividend on August 1, 2013, in an aggregate amount of approximately $49.9 million on shares of the Company’s common and preferred stock outstanding on the day immediately prior to the closing date of the Company’s initial public offering.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

On October 9, 2013, the Company completed an initial public offering. Effective upon the closing of such offering, all shares of preferred stock converted into common stock and all dividends accrued on the shares of preferred stock were forfeited. Additionally, the Company paid the one-time cash dividend on October 9, 2013 from the net proceeds of the Company’s initial public offering.

Warrants

A summary of the status of the Company’s issued warrants as of December 29, 2013 is set forth below:

Unexercised Warrants	Number of Warrants
Outstanding—December 25, 2011	378,996
Issuance of warrants at $8.16 per share (a)	241,704
Exercise of warrants at $5.46 per share	(261,104)

Outstanding—December 30, 2012	359,596
Exercise of warrants at $0.01 per share	(117,892)

Outstanding—December 29, 2013	241,704

(a)	As part of the initial investment by outside investors in 2001, the Company issued stock warrants convertible to 200,000 shares of common stock at an exercise price of $5.00 per share, which expired on September 1, 2011. After the expiration of these warrants and to recognize past and continued service to the Board, the Company issued an additional 241,704 warrants at an exercise price of $8.16 per share. The Company used the following assumptions for purposes of valuing these warrants granted in 2011: common stock fair value of $8.16 per share; expected life of warrants-five years; volatility-53%; risk-free interest rate-1.05%; and dividend yield-0%.

In August 2013, the Company modified 241,704 of warrants issued to Oxford Capital Partners, Inc. that were set to expire upon the consummation of an IPO to extend the expiration date of such warrants to five years from the date of the consummation of an IPO. In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company recorded a charge of approximately $0.1 million related to the incremental value associated with the extension of the expiration date.

(10) Operating Leases

The Company leases buildings for its corporate office and its shops under various long-term operating lease agreements. The leases for the Company’s shop locations generally have initial terms of 10 years and typically provide for two renewal options in five-year increments as well as for rent escalations. These leases expire or become subject to renewal clauses at various dates from 2014 to 2028. Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, utilities, building operating expenses, insurance, and various other expenses related to properties.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Rental expense under operating lease agreements were as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Minimum rentals	$30,234	$26,195	$20,152
Contingent rentals	1,640	1,452	1,353
Less: sublease rentals	(94)	(96)	(95)

Total	$31,780	$27,551	$21,410

A schedule by year of future minimum rental payments required under operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of December 29, 2013, is as follows (in thousands):

Years Ending	Minimum
2014	$29,791
2015	29,020
2016	26,244
2017	22,467
2018	18,077
Thereafter	61,180

Total minimum payments required*	$186,779

*	Minimum payments have not been reduced by minimum sublease rentals of $0.8 million due in the future.

Certain leases have outstanding letters of credit in lieu of rent deposits expiring at various dates through June 2017. The letters of credit were $0.7 million, $0.6 million and $0.6 million in aggregate for the years ended December 25, 2011, December 30, 2012, and December 29, 2013, respectively. Under the credit facility, outstanding letters of credit are subject to an annual fee of 1.00% and reduce the available borrowing to the Company.

(11) Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of $0.3 million for each fiscal year 2011, 2012 and 2013.

(12) Stock Options

Stock Options Granted Under the 2001 and 2004 Equity Incentive Plans and 2013 Long-Term Incentive Plan

The Company has granted stock options under its 2001 Equity Incentive Plan (the “2001 Plan”), 2004 Equity Incentive Plan (the “2004 Plan”) and 2013 Long-Term Incentive Plan (the “2013 Plan” and together with the 2004 Plan and 2001 Plan, the “Plans”). The Plans permit the granting of awards to employees and nonemployee officers, consultants, agents, and independent contractors of the Company in the form of stock appreciation rights, stock awards, and stock options. The Plans give broad powers to the Company’s board of directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and rights and to prescribe the particular form and conditions of each option to be granted.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Under the 2001 Plan, the Company had 746,749 shares reserved for issuance. In September 2011, the 2001 Plan expired with options outstanding under the plan still available for exercise. Additionally, in 2007, the Company entered into a Stock Option Agreement (the “Agreement”), which granted a certain key executive 500,000 options of non-voting common stock. As a result of the IPO, all shares of the non-voting common stock will convert into voting common stock on a 1:1 basis upon exercise.

On July 31, 2013, the Company’s board of directors approved the adoption of the 2013 Plan, which replaced the 2004 Plan in conjunction with the Company’s IPO. The Company will no longer make awards under the 2004 Plan. However, the 2004 Plan will continue to govern outstanding awards granted prior to its termination. As of December 29, 2013, there have been 395,000 options granted under the 2013 Plan and 1,105,000 shares are reserved for future issuance.

Under the Plans, the number of shares and exercise price of each option are determined by the committee designated by the Company’s board of directors. The options granted are generally exercisable within a 10-year period from the date of grant. Certain options have been issued to key executives. Options issued and outstanding expire on various dates through the year 2024. The range of exercise prices of options outstanding as of December 29, 2013, is $7 to $14 per option, and the options vest over a range of immediately to five-year periods.

Activity under the Plans and the Agreement is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 26, 2010	3,611	9.68	$1,329	5.80

Granted	1,258	7.20
Exercised	(120)	4.00
Canceled	(488)	7.70

Outstanding—December 25, 2011	4,261	9.19	$2,229	6.34

Granted	504	8.65
Exercised	—	—
Canceled	(552	7.67

Outstanding—December 30, 2012	4,213	9.30	$5,348	5.93

Granted	1,243	11.32
Exercised	(99)	7.97
Canceled	(327)	8.40

Outstanding—December 29, 2013	5,030	9.41	$78,575	6.31

Vested and expected to vest—December 29, 2013	3,841	12.17	$52,810	7.96

Exercisable—December 29, 2013	3,798	9.76	$67,028	6.18

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value the options granted for each year:

	2013	2012	2011
Risk-free interest rate	1.2%	1.0%	1.9%
Expected life (years)	6.05	6.06	5.89
Expected dividend yield	—	—	—
Volatility	46.9%	46.4%	47.3%
Weighted average common stock fair value	$11.32	$8.65	$7.20

The risk-free rate is based on U.S. Treasury rates in effect at the time of the grant with a similar duration of the expected life of the options. The expected life of options granted is derived from the average of the vesting period and the term of the option. The risk-free rate is based on U.S. Treasury rates in effect at the time of the grant with a similar duration of the expected life of the options. The Company has not paid dividends to date (with exception to the one-time dividend paid to stockholders prior to the initial public offering) and does not plan to pay dividends in near future. Since the Company does not have a history of traded common stock activity, expected volatility of the options is based on historical data from selected peer public company restaurants.

Stock-based Compensation

In accordance with ASC Topic 718, Compensation—Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $1.5 million, $2.8 million and $11.6 million for the fiscal years 2011, 2012 and 2013, respectively, with a corresponding increase to additional paid-in-capital. The current fiscal year stock compensation expense reflects the $7.6 million in cost recorded upon consummation of the IPO associated with vested options that were subject to the performance condition. As of December 25, 2011, December 30, 2012 and December 29, 2013, the unrecognized stock compensation expense was $3.5 million, $1.6 million and $5.5 million, respectively, which will be recognized through fiscal year 2018. The Company records stock based compensation expense within general and administrative expenses in the consolidated statements of operations.

(13) Quarterly Financial Data (Unaudited)

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Fiscal years 2013 and 2011 were 52-week years. Fiscal year 2012 included a 53rd week. The first three quarters of the Company’s fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years. The unaudited quarterly information includes all normal recurring adjustments that the Company considers necessary for a fair presentation of the information shown. The Company’s quarterly results have been and will continue to be affected by the timing of new shop openings and their associated pre-opening costs. As a result of these and other factors, the financial results for any quarter may not be indicative of the results for any future period.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table presents selected unaudited quarterly financial data for periods indicated (in thousands, except per share data):

	Fiscal Year 2013 (1)
	March 31	June 30	September 29	December 29
Total revenues	$68,744	$78,186	$78,021	$74,761
Income from operations (3)	152	4,761	3,176	(6,614)
Net income attributable to Potbelly Corporation	18	2,759	2,165	(3,684)
Basic earnings per share	(1.74)	(1.77)	(12.29)	(1.93)
Diluted earnings per share	(1.74)	(1.77)	(12.29)	(1.93)

	Fiscal Year 2012 (1)
	March 25	June 24	September 23	December 30
Total revenues	$62,381	$69,156	$69,869	$73,508
Income from operations	1,592	2,325	2,817	1,831
Net income attributable to Potbelly Corporation (2)	1,274	1,749	2,548	18,475
Basic earnings per share	(1.16)	(1.34)	(0.75)	1.15
Diluted earnings per share	(1.16)	(1.34)	(0.75)	1.05

(1)	Fiscal years 2013 and 2012 were 52-week and 53-week years, respectively. The first three quarters of the fiscal years consist of 13 weeks and the fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years
(2)	The 14 weeks ended December 30, 2012 included a $16.9 million tax benefit related to the release of a valuation allowance against substantially all of the Company’s deferred tax assets.
(3)	The 13 weeks ended December 29, 2013 included a $7.6 million charge related to previously granted options that vested upon the completion of our IPO.

(14) Subsequent Events

The Company has evaluated subsequent events and found there to be no events requiring recognition or disclosure through the date of issuance of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 29, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-l5(f) of the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in our definitive proxy statement for the 2014 Annual Meeting (our “Proxy Statement”) and is incorporated herein by reference.

We have adopted an ethics code of conduct applicable to our directors, officers and employees. A copy of that code is available on our corporate website at www.potbelly.com, which does not form a part of this Annual Report on Form 10-K. Any amendments to such code, or any waivers of its requirements, will be posted on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents certain information related to our equity incentive plans under which our equity securities are authorized for issuance as of December 29, 2013:

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,029,576	$9.41	1,105,000	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	5,029,576	$9.41	1,105,000

(1)	Consists of the 2001 Equity Incentive Plan, the 2004 Equity Incentive Plan and the 2013 Long-Term Incentive Plan. No further awards may be made under the 2001 Equity Incentive Plan or the 2004 Equity Incentive Plan.
(2)	The total amount reported consists only of shares available for future issuance under the 2013 Long-Term Incentive Plan, which may be issued in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance stock and performance stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(1) The financial statements filed as part of this Annual Report on Form 10-K are listed in the index to the financial statements.

(2) Any financial statement schedules required to be filed as part of this Annual Report on Form 10-K are set forth in section (c) below.

(b) Exhibits

See the Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporate by reference.

(c) Financial Statement Schedules

No financial statement schedules are provided because the information called for is not applicable or is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Potbelly Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

POTBELLY CORPORATION

By:	/s/ Aylwin Lewis
Aylwin Lewis
Chief Executive Officer and President

Date: March 5, 2014

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aylwin Lewis, Charles Talbot and Matthew Revord and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Aylwin Lewis Aylwin Lewis	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 5, 2014

/s/ Charles Talbot Charles Talbot	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 5, 2014

/s/ Bryant Keil Bryant Keil	Director	March 5, 2014

/s/ Vann Avedisian Vann Avedisian	Director	March 5, 2014

/s/ Peter Bassi Peter Bassi	Director	March 5, 2014

/s/ Gerald Gallagher Gerald Gallagher	Director	March 5, 2014

/s/ Daniel Ginsberg Daniel Ginsberg	Director	March 5, 2014

/s/ Marla Gottschalk Marla Gottschalk	Director	March 5, 2014

/s/ Dan Levitan Dan Levitan	Director	March 5, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Seventh Amended and Restated Certificate of Incorporation of Potbelly Corporation (filed as Exhibit 3.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

3.2	Amended and Restated By-laws of Potbelly Corporation (filed as Exhibit 3.2 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

4.1	Fifth Amended and Restated Registration Rights Agreement (filed as Exhibit 4.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

10.1	Potbelly Corporation 2004 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference) †

10.2	Potbelly Corporation 2013 Long-Term Incentive Plan (filed as Exhibit 10.2 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.3	Credit Agreement dated September 21, 2012, among Potbelly Sandwich Works, LLC, Potbelly Corporation, Potbelly Illinois, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.3 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.4	Amendment No. 1 to Credit Agreement dated April 26, 2013, among Potbelly Sandwich Works, LLC, Potbelly Corporation, Potbelly Illinois, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.4 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.5	Amendment No. 2 to Credit Agreement dated August 20, 2013, among Potbelly Sandwich Works, LLC, Potbelly Corporation, Potbelly Illinois, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A (filed as Exhibit 10.5 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.6	Executive Employment Contract between Potbelly Corporation and Aylwin Lewis dated August 8, 2013 (filed as Exhibit 10.6 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.7	Executive Employment Contract between Potbelly Corporation and John Morlock dated July 25, 2013 (filed as Exhibit 10.7 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.8	Executive Employment Contract between Potbelly Corporation and Charles Talbot dated July 25, 2013 (filed as Exhibit 10.8 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.9	Form of stock option agreement for grants prior to January 1, 2011 for named executive officers other than Aylwin Lewis pursuant to 2004 Equity Incentive Plan (including any replacement options granted after such date for expired grants) (filed as Exhibit 10.9 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.10	Form of stock option agreement for grants prior to January 1, 2011 for Aylwin Lewis pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.10 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.11	Form of stock option agreement for grants during year 2011 for named executive officers other than Aylwin Lewis pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.11 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

Exhibit Number	Description of Exhibit

10.12	Form of stock option agreement for grants during year 2011 for Aylwin Lewis pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.12 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.13	Form of stock option agreement for grants for directors other than Aylwin Lewis pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.13 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.14	Form of stock option agreement (other than for Aylwin Lewis) pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.14 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.15	Form of stock option agreement for Aylwin Lewis pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.15 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.16	Form of Restricted Stock Unit Award Agreement pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.16 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.17	Form of Indemnification Agreement between Potbelly Corporation and each of its directors and executive officers (filed as Exhibit 10.17 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.18	2014 Directors Compensation Plan †

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.Def	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan