Form 10-Q
period 2014-03-30
POTBELLY CORP
filed 2014-05-07
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common stock, $0.01 Par Value – 29,255,472 shares as of April 30, 2014

POTBELLY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	March 30, 2014	December 29, 2013
ASSETS
Current assets
Cash and cash equivalents	$69,547	$69,579
Accounts receivable, net of allowances of $11 and $6 as of March 30, 2014 and December 29, 2013, respectively	3,862	2,991
Inventories	2,182	2,263
Prepaid expenses and other current assets	8,553	6,965

Total current assets	84,144	81,798
Property and equipment, net	79,007	78,983
Intangible assets, net	3,404	3,404
Goodwill	1,428	1,428
Deferred income taxes	17,661	17,297
Deferred expenses, net and other assets	3,141	3,170

Total assets	$188,785	$186,080

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,424	$2,078
Accrued expenses	17,382	16,337
Accrued income taxes	29	216
Current portion of long-term debt	74	74

Total current liabilities	20,909	18,705
Long-term debt, net of current portion	997	1,018
Deferred rent and landlord allowances	12,632	12,288
Other long-term liabilities	770	796

Total liabilities	35,308	32,807

Equity
Common stock, $0.01 par value—authorized, 200,000,000 shares; issued and outstanding 29,151,428 and 29,148,029 shares as of March 30, 2014, and December 29, 2013, respectively	291	291
Warrants	909	909
Additional paid-in-capital	383,573	383,077
Accumulated deficit	(231,533)	(231,232)

Total stockholders’ equity	153,240	153,045
Non-controlling interest	237	228

Total equity	153,477	153,273

Total liabilities and equity	$188,785	$186,080

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	13 Weeks Ended
	March 30, 2014	March 31, 2013
Revenues
Sandwich shop sales, net	$73,523	$68,541
Franchise royalties and fees	358	203

Total revenues	73,881	68,744

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	21,086	19,993
Labor and related expenses	21,460	19,791
Occupancy expenses	9,979	8,719
Other operating expenses	8,158	7,211
General and administrative expenses	7,822	8,182
Depreciation expense	4,717	4,380
Pre-opening costs	252	290
Impairment and loss on disposal of property and equipment	848	26

Total expenses	74,322	68,592

(Loss) income from operations	(441)	152
Interest expense	42	112
Other expense	—	2

(Loss) income before income taxes	(483)	38
Income tax (benefit) expense	(191)	16

Net (loss) income	(292)	22
Net income attributable to non-controlling interest	9	4

Net (loss) income attributable to Potbelly Corporation	(301)	18
Accretion of redeemable convertible preferred stock to maximum redemption value	—	(7,396)

Net (loss) attributable to common stockholders	$(301)	$(7,378)

Net (loss) per common share attributable to common stockholders:
Basic	$(0.01)	$(1.74)
Diluted	$(0.01)	$(1.74)
Weighted average shares outstanding:
Basic	29,150,824	4,238,624
Diluted	29,150,824	4,238,624

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Equity (Deficit)

(amounts in thousands, except share data, unaudited)

	Redeemable Convertible Preferred Stock														Equity (Deficit)						Total Equity
	Series A		Series B		Series C		Series D		Series E		Series F		Total		Common Stock			Additional Paid-In-	Accumu- lated	Non- Cont- rolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Interest	(Deficit)
Balance at December 30, 2012	3,697,377	$52,796	3,290,294	$46,983	1,646,595	$23,715	1,250,000	$18,319	4,194,366	$79,861	2,007,743	$28,669	16,086,375	$250,343	4,233,977	$42	$1,552	$—	$(170,518)	$196	$(168,728)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18	4	22
Beneficial Conversion Charge	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50	(50)	—	—
Exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8	—	(45)	45	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	708	—	—	708
Changes in redemption value of preferred stock	—	1,197	—	1,065	—	537	—	424	—	3,523	—	650	—	7,396	—	—	—	(803)	(6,593)	—	(7,396)

Balance at March 31, 2013	3,697,377	$53,993	3,290,294	$48,048	1,646,595	$24,252	1,250,000	$18,743	4,194,366	$83,384	2,007,743	$29,319	16,086,375	$257,739	4,233,985	$42	$1,507	$—	$(177,143)	$200	$(175,394)

Balance at December 29, 2013	—	—	—	—	—	—	—	—	—	—	—	—	—	—	29,148,029	$291	$909	$383,077	$(231,232)	$228	$153,273
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(301)	9	(292)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,399	—	—	8	—	—	8
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	488	—	—	488

Balance at March 30, 2014	—	—	—	—	—	—	—	—	—	—	—	—	—	—	29,151,428	$291	$909	$383,573	$(231,533)	$237	$153,477

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	13 Weeks Ended
	March 30, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(292)	$22
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,717	4,380
Deferred income tax	(364)	10
Deferred rent and landlord allowances	344	(32)
Amortization of stock compensation expense	488	708
Asset impairment and disposal of property and equipment	848	26
Amortization of debt issuance costs	18	11
Changes in operating assets and liabilities:
Accounts receivable, net	(871)	(126)
Inventories	81	(78)
Prepaid expenses and other assets	(1,641)	(269)
Accounts payable	1,324	397
Accrued and other liabilities	1,864	2,866

Net cash provided by operating activities	6,516	7,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,536)	(6,834)

Net cash (used in) investing activities	(6,536)	(6,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	8	—
Payment of costs associated with initial public offering	—	(369)
Payments on note payable	(20)	(19)

Net cash (used in) financing activities	(12)	(388)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32)	693
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,579	22,595

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,547	$23,288

Supplemental cash flow information:
Income taxes paid	$356	$103
Interest paid	42	92
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$1,626	$2,118
Accretion of redeemable convertible preferred stock to maximum redemption value	—	7,396

See accompanying notes to the unaudited condensed consolidated financial statements

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly owned subsidiary, Potbelly Sandwich Works LLC, operates Potbelly Sandwich Works sandwich shops in 21 states and the District of Columbia. As of March 30, 2014, the Company had 305 company-operated shops. During the 13 weeks ended March 30, 2014, the Company opened nine new company-operated shops and closed no shops.

The Company also sells and administers franchises of new Potbelly Sandwich Works sandwich shops. The first domestic and international franchise locations administered by the Company opened during February 2011. As of March 30, 2014, twelve franchised shops were in operation in domestic locations and thirteen franchised shops were in operation internationally.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of December 29, 2013 and March 30, 2014, its statement of operations for the 13 weeks ended March 31, 2013 and March 30, 2014 and its statement of cash flows for the 13 weeks ended March 31, 2013 and March 30, 2014 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every five or six years a 53rd week is added. Fiscal 2013 and 2014 each consist of 52 weeks. The fiscal quarters ended March 31, 2013 and March 30, 2014 each consisted of 13 weeks.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(2) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.8 million related to the excess of the carrying amounts recorded on our balance sheet over the identified shops’ estimated fair values as of March 30, 2014.

(3) Earnings per share

Basic income (loss) per common share attributable to common stockholders is calculated using the weighted average number of common shares outstanding for the period. For the 13 weeks ended March 31, 2013, diluted income (loss) per common share attributable to common stockholders was computed by dividing the income (loss) allocated to common stockholders utilizing the two-class method by the weighted average number of fully diluted common shares outstanding. The Company’s redeemable convertible preferred stock were all considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. In periods of a net loss attributable to common stockholders, the redeemable convertible preferred stock were excluded from the computation of basic earnings per share due to the fact that they are not required to fund losses and the redemption amount is not reduced as a result of losses. For the 13 weeks ended March 31, 2013, the dilutive securities did not include stock options awarded to employees that had a performance condition requiring the completion of an initial public offering of common stock, as that performance condition was not satisfied at the reporting date and the holders of these options had no rights in our undistributed earnings until that time. For the 13 weeks ended March 30, 2014, diluted income (loss) per common share attributable to common stockholders was calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during the period.

	13 Weeks Ended
	March 30, 2014	March 31, 2013
Calculation of undistributed (loss) for basic and diluted shares:
Net (loss) income attributable to Potbelly Corporation	$(301)	$18
Less: Accretion of redeemable convertible preferred stock to maximum redemption value	—	(7,396)

Undistributed (loss) for basic and diluted shares	(301)	$(7,378)

Allocation of undistributed (loss) to participating securities:
Common shares	$(301)	$(7,378)
Redeemable convertible preferred shares	—	—

Undistributed (loss)	$(301)	$(7,378)

Weighted average common shares outstanding-basic	29,150,824	4,238,624
Plus: Effect of potential stock options exercise	—	—
Plus: Effect of potential warrant exercise	—	—

Weighted average common shares outstanding-diluted	29,150,824	4,238,624

(Loss) per share available to common stockholders-basic	$(0.01)	$(1.74)
(Loss) per share available to common stockholders-diluted	$(0.01)	$(1.74)
Potentially dilutive shares that are considered anti-dilutive:
Common share options	5,238,508	4,418,825
Warrants	241,704	241,704

For the 13 weeks ended March 31, 2013 and March 30, 2014, the Company’s potential common stock instruments such as common share options and warrants were not included in the computation of diluted (loss) per common share as the effect of including these shares in the calculation would have been anti-dilutive.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(4) Income Taxes

The Company recognized an income tax benefit of $0.2 million on pre-tax loss of $0.5 million, or an effective tax rate of 39.5%, for the 13 weeks ended March 30, 2014, compared to income tax expense of $16 thousand on pre-tax income of $38 thousand, or an effective tax rate of 42.1%, for the 13 weeks ended March 31, 2013. The difference between the statutory rate and the effective tax rate is primarily attributable to state income taxes and certain federal and state tax credits. The decrease in the effective tax rate primarily relates to the Company recognizing certain federal tax credits, which were not recognized in the comparable prior period.

(5) Capital Stock

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

(6) Stock Options

On March 6, 2014, the Company issued 247,767 stock options under the 2013 Long-Term Incentive Plan to eligible employees and key executives. The fair value of the options was determined using the Black-Scholes option pricing model. The Company used the following assumptions for purposes of valuing these option grants: common stock fair value of $20.53 per share; expected life of options – seven years; volatility- 49.61%; risk-free interest rate – 1.13%; and dividend yield – 0.00%. The Company used the simplified method for determining the expected life of the options. Due to the lack of historical data as a newly public company, the Company calculated the specific stock price volatility using a blended volatility rate based on comparable publicly traded companies.

A summary of activity for the thirteen weeks ended March 30, 2014 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 29, 2013	5,030	$9.41	$78,575	6.31

Granted	248	20.53
Exercised	(3)	8.38
Canceled	(36)	12.67

Outstanding—March 30, 2014	5,239	9.91	$41,564	6.23

Exercisable—March 30, 2014	3,921	13.24	$38,203	8.32

In accordance with ASC Topic 718, Compensation—Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $0.5 million and $0.7 million for the 13 weeks ended March 30, 2014 and March 31, 2013, respectively, with a corresponding increase to additional paid-in-capital. As of March 30, 2014 and March 31, 2013, the unrecognized stock compensation expense was $7.1 million and $0.9 million, respectively, which will be recognized through fiscal year 2018. The Company records stock based compensation expense within general and administrative expenses in the consolidated statements of operations.

(7) Subsequent Events

The Company has evaluated subsequent events and found there to be no events requiring recognition or disclosure through the date of issuance of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involves numerous risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.

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

13 Weeks Ended March 30, 2014 Compared to 13 Weeks Ended March 31, 2013

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	13 Weeks Ended
	March 30, 2014	% of Revenues	March 31, 2013	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$73,523	99.5%	$68,541	99.7%	$4,982	7.3%
Franchise royalties and fees	358	0.5	203	0.3	155	76.4

Total revenues	73,881	100.0	68,744	100.0	5,137	7.5

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	21,086	28.5	19,993	29.1	1,093	5.5
Labor and related expenses	21,460	29.0	19,791	28.8	1,669	8.4
Occupancy expenses	9,979	13.5	8,719	12.7	1,260	14.5
Other operating expenses	8,158	11.0	7,211	10.5	947	13.1
General and administrative expenses	7,822	10.6	8,182	11.9	(360)	(4.4)
Depreciation expense	4,717	6.4	4,380	6.4	337	7.7
Pre-opening costs	252	0.3	290	0.4	(38)	(13.1)
Impairment and loss on disposal of property and equipment	848	1.1	26	*	822	3,161.5

Total expenses	74,322	100.6	68,592	99.8	5,730	8.4

(Loss) income from operations	(441)	(0.6)	152	0.2	(593)	(390.1)
Interest expense	42	0.1	112	0.2	(70)	(62.2)
Other expense	—	*	2	*	(2)	*

(Loss) income before income taxes	(483)	(0.7)	38	0.1	(521)	(1,338.5)
Income tax (benefit) expense	(191)	(0.3)	16	*	(207)	(1,223.5)

Net (loss) income	(292)	(0.4)	22	*	(314)	(1,427.3)
Net income attributable to non-controlling interests	9	*	4	*	5	125.0

Net (loss) income attributable to Potbelly Corporation	(301)	(0.4)	18	*	(319)	(1,772.2)
Accretion of redeemable convertible preferred stock to maximum redemption value	—	*	(7,396)	(10.8)	7,396	(100.0)

Net loss attributable to common stockholders	$(301)	(0.4)%	$(7,378)	(10.7)%	$7,077	(95.9)

*	Amount is less than 0.1%

Revenues

Total revenues increased by $5.1 million, or 7.5%, to $73.9 million during the 13 weeks ended March 30, 2014, from $68.7 million during the 13 weeks ended March 31, 2013. The increase in revenues primarily consisted of an increase of approximately $6.5 million in sales from shops not yet in our company-operated comparable store sales base, $0.2 million increase in franchise revenues, partially offset by a 2.2%, or $1.5 million decrease in company-operated comparable store sales. The decrease in company-operated comparable store sales resulted from a reduction in entrée counts due to significantly adverse weather in the first quarter, partially offset by certain menu price increases and mix.

Cost of Goods Sold

Cost of goods sold increased by $1.1 million, or 5.5%, to $21.1 million during the 13 weeks ended March 30, 2014, compared to $20.0 million during the 13 weeks ended March 31, 2013, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 28.5% during the 13 weeks ended March 30, 2014, from 29.1% during the 13 weeks ended March 31, 2013, primarily driven by lower commodity costs.

Labor and Related Expenses

Labor and related expenses increased by $1.7 million, or 8.4%, to $21.5 million during the 13 weeks ended March 30, 2014, from $19.8 million during the 13 weeks ended March 31, 2013, primarily due to new shop openings. As a percentage of revenues, labor and related expenses increased to 29.0% during the 13 weeks ended March 30, 2014, from 28.8% during the 13 weeks ended March 31, 2013, primarily driven by more new company-operated shops opened during the 13 weeks ended March 30, 2014 compared to the 13 weeks ended March 31, 2013, as well as deleveraging of the fixed component of these expenses as a result of lower company-operated comparable store sales.

Occupancy Expenses

Occupancy expenses increased by $1.3 million, or 14.5%, to $10.0 million during the 13 weeks ended March 30, 2014, from $8.7 million during the 13 weeks ended March 31, 2013, primarily due to new shop openings. As a percentage of revenues, occupancy expenses increased to 13.5% during the 13 weeks ended March 31, 2014, from 12.7% during the 13 weeks ended March 31, 2013, due to deleveraging of the fixed component of these expenses as a result of lower company-operated comparable store sales.

Other Operating Expenses

Other operating expenses increased by $1.0 million, or 13.1%, to $8.2 million during the 13 weeks ended March 30, 2014, from $7.2 million during the 13 weeks ended March 31, 2013, primarily due to new shop openings, increased fees associated with higher credit card usage in our shops and increased utility expenses due to inclement weather. As a percentage of revenues, other operating expenses increased to 11.0% during the 13 weeks ended March 30, 2014, from 10.5% during the 13 weeks ended March 31, 2013, primarily due to the increased utility expenses and deleveraging of the fixed component of these expenses as a result of lower company-operated comparable store sales.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million, or 4.4%, to $7.8 million during the 13 weeks ended March 30, 2014, from $8.2 million during the 13 weeks ended March 31, 2013. As a percentage of revenues, general and administrative expenses decreased to 10.6% during the 13 weeks ended March 30, 2014, from 11.9% during the 13 weeks ended March 31, 2013, primarily due to lower stock-based compensation expense during the 13 weeks ended March 30, 2014 as compared to the 13 weeks ended March 31, 2013.

Depreciation Expense

Depreciation expense increased by $0.3 million, or 7.7%, to $4.7 million during the 13 weeks ended March 30, 2014, from $4.4 million during the 13 weeks ended March 31, 2013, primarily due to a higher depreciable base related to new shops. As a percentage of revenues, depreciation remained consistent at 6.4% during the 13 weeks ended March 30, 2014 and March 31, 2013.

Pre-Opening Costs

Pre-opening costs remained consistent at $0.3 million during the 13 weeks ended March 30, 2014 and the 13 weeks ended March 31, 2013, primarily due to fewer new shops opened in new markets that, on average, have higher pre-opening costs during the 13 weeks ended March 30, 2014 compared to the 13 weeks ended March 31, 2013.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $0.8 million during the 13 weeks ended March 30, 2014, from $26 thousand during the 13 weeks ended March 31, 2013. After performing a periodic review of our shops, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.8 million related to the excess of the carrying amounts recorded on our balance sheet over the identified shops’ estimated fair values as of March 30, 2014.

Interest Expense

Interest expense decreased by $70 thousand, or 62.2%, to $42 thousand during the 13 weeks ended March 30, 2014, from $0.1 million during the 13 weeks ended March 31, 2013, primarily due to repaying the $14.0 million outstanding under the senior credit facility on October 24, 2013.

Income Tax (Benefit) Expense

Income tax (benefit) expense decreased by $0.2 million from an expense of $16 thousand during the 13 weeks ended March 31, 2013, to a benefit of $0.2 million for the 13 weeks ended March 30, 2014. For the 13 weeks ended March 30, 2014, our effective tax rate was 39.5%, compared to 42.1% for the 13 weeks ended March 31, 2013. The decrease in the effective tax rate primarily relates to the Company recognizing certain federal tax credits, which were not recognized in the comparable prior period.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents and our credit facility. Our primary requirements for liquidity and capital are new shop openings, existing shop capital investments (maintenance and improvements), principal and interest payments on our debt, lease obligations, and working capital and general corporate needs. Our requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Our shops do not require significant inventories or receivables. We believe that these sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table presents summary cash flow information for the periods indicated (in thousands):

	13 Weeks Ended
	March 30, 2014	March 31, 2013
Net cash provided by (used in):
Operating activities	$6,516	$7,915
Investing activities	(6,536)	(6,834)

Financing activities	(12)	(388)

Net (decrease) increase in cash	$(32)	$693

Operating Activities

Net cash provided by operating activities decreased to $6.5 million for the 13 weeks ended March 30, 2014, from $7.9 million for the 13 weeks ended March 31, 2013, primarily due to a cash outflow for prepaid expenses related to change in terms with certain vendors during the 13 weeks ended March 30, 2014 as compared to the same period in 2013.

Investing Activities

Net cash used in investing activities decreased to $6.5 million for the 13 weeks ended March 30, 2014, from $6.8 million for the 13 weeks ended March 31, 2013. The decrease was primarily due to lower construction costs for new company-operated shops opened during the 13 weeks ended March 31, 2014, as well as lower capital expenditures for future shop openings, maintaining our existing shops and certain other projects, as compared to the same period in 2013.

Financing Activities

Net cash used in financing activities was $12 thousand for the 13 weeks ended March 30, 2014, compared to $0.4 million for the 13 weeks ended March 31, 2013. The decrease in net cash used is driven by lower cash outflows related to costs associated with our initial public offering in the 13 weeks ended March 30, 2014, compared to the 13 weeks ended March 31, 2013.

Credit Facility

On September 21, 2012, we entered into a new five-year revolving credit facility agreement with JPMorgan Chase Bank, N.A. that expires in September 2017 and provides for borrowings up to $35.0 million to fund capital expenditures for new shops, renovations and maintenance of existing shops, and to provide ongoing working capital for other general and corporate purposes. We will be entitled to incur additional incremental increases in the revolving credit facility of up to $25.0 million that will be included in the credit facility if no event of default exists and certain other requirements are met. The credit facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.25:1 and a minimum debt service coverage ratio, as defined, of 1.5:1. The credit facility also limits the restricted payments (primarily distributions and equity repurchases) that we may make, unless we obtain certain waivers or amendments from our lender. We were in compliance with these restrictions and conditions as of March 30, 2014. The credit facility is secured by substantially all assets of the Company. Borrowings under the credit facility bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus an applicable margin or (ii) a prime rate as announced by JPMorgan Chase plus an applicable margin. As of March 30, 2014, we had no amounts outstanding under the credit facility.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of our financial condition and operating results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are identified and described in our annual consolidated financial statements and related notes.

Off-Balance Sheet Arrangements

As of March 30, 2014, we do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. Our exposures to market risk have not changed materially since December 29, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.  There have been no material changes to our Risk Factors as previously reported.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTBELLY CORPORATION

Date:	May 7, 2014	By:	/s/ Charles Talbot
Charles Talbot
Chief Financial Officer
(Principal Financial Officer)