Form 10-Q
period 2014-06-29
POTBELLY CORP
filed 2014-08-06
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2014

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

Common stock, $0.01 Par Value – 29,477,677 shares as of August 1, 2014

POTBELLY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	June 29, 2014	December 29, 2013
ASSETS
Current assets
Cash and cash equivalents	$70,524	$69,579
Accounts receivable, net of allowances of $3 and $6 as of June 29, 2014 and December 29, 2013, respectively	3,949	2,991
Inventories	2,353	2,263
Prepaid expenses and other current assets	8,872	6,965

Total current assets	85,698	81,798
Property and equipment, net	81,901	78,983
Intangible assets, net	3,404	3,404
Goodwill	1,428	1,428
Deferred income taxes	17,176	17,297
Deferred expenses, net and other assets	3,139	3,170

Total assets	$192,746	$186,080

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,451	$2,078
Accrued expenses	14,977	16,337
Accrued income taxes	490	216
Current portion of long-term debt	74	74

Total current liabilities	18,992	18,705
Long-term debt, net of current portion	976	1,018
Deferred rent and landlord allowances	13,011	12,288
Other long-term liabilities	736	796

Total liabilities	33,715	32,807

Equity
Common stock, $0.01 par value—authorized, 200,000,000 shares; issued and outstanding 29,470,694 and 29,148,029 shares as of June 29, 2014, and December 29, 2013, respectively	295	291
Warrants	909	909
Additional paid-in-capital	387,142	383,077
Accumulated deficit	(229,523)	(231,232)

Total stockholders’ equity	158,823	153,045
Non-controlling interest	208	228

Total equity	159,031	153,273

Total liabilities and equity	$192,746	$186,080

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenues
Sandwich shop sales, net	$83,268	$77,926	$156,791	$146,467
Franchise royalties and fees	352	260	710	463

Total revenues	83,620	78,186	157,501	146,930

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	23,936	22,760	45,022	42,753
Labor and related expenses	23,405	21,204	44,865	40,995
Occupancy expenses	10,183	8,811	20,162	17,530
Other operating expenses	8,691	7,901	16,849	15,112
General and administrative expenses	8,865	7,823	16,687	16,005
Depreciation expense	4,784	4,444	9,501	8,824
Pre-opening costs	273	429	525	719
Impairment and loss on disposal of property and equipment	29	53	877	79

Total expenses	80,166	73,425	154,488	142,017

Income from operations	3,454	4,761	3,013	4,913
Interest expense	40	122	82	233
Other expense	—	—	—	2

Income before income taxes	3,414	4,639	2,931	4,678
Income tax expense	1,407	1,869	1,216	1,886

Net income	2,007	2,770	1,715	2,792
Net (loss) income attributable to non-controlling interest	(3)	11	6	15

Net income attributable to Potbelly Corporation	2,010	2,759	1,709	2,777
Accretion of redeemable convertible preferred stock to maximum redemption value	—	(2,905)	—	(10,301)

Net income (loss) attributable to common stockholders	$2,010	$(146)	$1,709	$(7,524)

Net income (loss) per common share attributable to common stockholders:
Basic	$0.07	$(0.03)	$0.06	$(1.77)
Diluted	$0.07	$(0.03)	$0.06	$(1.77)
Weighted average shares outstanding:
Basic	29,342,528	4,244,879	29,246,676	4,241,752
Diluted	30,509,553	4,244,879	30,642,892	4,241,752

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Equity (Deficit)

(amounts in thousands, except share data, unaudited)

	Redeemable Convertible Preferred Stock														Equity (Deficit)						Total Equity (Deficit)
	Series A		Series B		Series C		Series D		Series E		Series F		Total		Common Stock		Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 30, 2012	3,697,377	$52,796	3,290,294	$46,983	1,646,595	$23,715	1,250,000	$18,319	4,194,366	$79,861	2,007,743	$28,669	16,086,375	$250,343	4,233,977	$42	$1,552	$—	$(170,518)	$196	$(168,728)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,777	15	2,792
Beneficial Conversion Charge	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50	(50)	—	—
Exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	14,383	—	(78)	78	—	—	—
Changes in redemption value of preferred stock	—	2,097	—	1,866	—	942	—	735	—	3,523	—	1,138	—	10,301	—	—	—	(1,270)	(9,031)	—	(10,301)
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,142	—	—	1,142

Balance at June 30, 2013	3,697,377	$54,893	3,290,294	$48,849	1,646,595	$24,657	1,250,000	$19,054	4,194,366	$83,384	2,007,743	$29,807	16,086,375	$260,644	4,248,360	$42	$1,474	$—	$(176,822)	$211	$(175,095)

Balance at December 29, 2013	—	—	—	—	—	—	—	—	—	—	—	—	—	—	29,148,029	$291	$909	$383,077	$(231,232)	$228	$153,273
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,709	6	1,715
Issuance of unrestricted common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	25,663	—	—	400	—	—	400
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	297,002	4	—	2,624	—	—	2,628
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(26)	(26)
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,041	—	—	1,041

Balance at June 29, 2014	—	—	—	—	—	—	—	—	—	—	—	—	—	—	29,470,694	$295	$909	$387,142	$(229,523)	$208	$159,031

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 26 Weeks Ended
	June 29, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,715	$2,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,501	8,824
Deferred income tax	121	1,134
Deferred rent and landlord allowances	723	90
Stock compensation expense	1,441	1,142
Asset impairment and disposal of property and equipment	877	79
Amortization of debt issuance costs	35	29
Changes in operating assets and liabilities:
Accounts receivable, net	(958)	(781)
Inventories	(90)	(150)
Prepaid expenses and other assets	(2,035)	(1,453)
Accounts payable	1,351	831
Accrued and other liabilities	(910)	1,218

Net cash provided by operating activities	11,771	13,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,386)	(14,411)

Net cash (used in) investing activities	(13,386)	(14,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,337	—
Payment of payroll taxes related to stock-based compensation awards	(709)	—
Payment of costs associated with initial public offering	—	(160)
Distribution to non-controlling interest	(26)	—
Payments on note payable	(42)	(33)

Net cash provided by (used in) financing activities	2,560	(193)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	945	(849)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,579	22,595

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,524	$21,746

Supplemental cash flow information:
Income taxes paid	$700	$397
Interest paid	84	197
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$2,424	$2,076
Accretion of redeemable convertible preferred stock to maximum redemption value	—	10,301

See accompanying notes to the unaudited condensed consolidated financial statements

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly owned subsidiaries, operates Potbelly Sandwich Works sandwich shops in 22 states and the District of Columbia. As of June 29, 2014, the Company had 312 company-operated shops. During the 26 weeks ended June 29, 2014, the Company opened 16 new company-operated shops and closed no shops.

The Company also sells and administers franchises of new Potbelly Sandwich Works sandwich shops. The first domestic and international franchise locations administered by the Company opened during February 2011. As of June 29, 2014, 13 franchised shops were in operation in domestic locations and 13 franchised shops were in operation internationally.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of December 29, 2013 and June 29, 2014, its statement of operations for the 13 and 26 weeks ended June 30, 2013 and June 29, 2014 and its statement of cash flows for the 26 weeks ended June 30, 2013 and June 29, 2014 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every five or six years a 53rd week is added. Fiscal 2013 and 2014 each consist of 52 weeks. The fiscal quarters ended June 30, 2013 and June 29, 2014 each consisted of 13 weeks.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(2) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the first fiscal quarter of 2014, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.8 million related to the excess of the carrying amounts recorded on our balance sheet over the identified shops’ estimated fair values as of March 30, 2014. As of June 29, 2014, no additional indicators of impairment were noted.

(3) Earnings per share

Basic income (loss) per common share attributable to common stockholders is calculated using the weighted average number of common shares outstanding for the period. For the 13 and 26 weeks ended June 30, 2013, diluted (loss) per common share attributable to common stockholders was computed by dividing the (loss) allocated to common stockholders utilizing the two-class method by the weighted average number of fully diluted common shares outstanding. In periods with net income attributable to common stockholders, the Company’s redeemable convertible preferred stock were all considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. However, in periods of a net (loss) attributable to common stockholders, the redeemable convertible preferred stock were excluded from the computation of basic earnings per share due to the fact that they are not required to fund losses and the redemption amount is not reduced as a result of losses. For the 13 and 26 weeks ended June 30, 2013, the dilutive securities did not include stock options awarded to employees that had a performance condition requiring the completion of an initial public offering of common stock, as that performance condition was not satisfied at the reporting date and the holders of these options had no rights in our undistributed earnings until that time. On October 9, 2013, the Company completed an initial public offering. Effective upon the closing of such offering, all of the shares of preferred stock and non-voting common stock converted into common stock. As a result of the conversion, for subsequent reporting periods, the Company no longer utilized the two-class method in its calculation of diluted income (loss) per common share attributable to common stockholders. For the 13 and 26 weeks ended June 29, 2014, diluted income (loss) per common share attributable to common stockholders was calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during the period.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Calculation of undistributed income (loss) for basic and diluted shares:
Net income attributable to Potbelly Corporation	$2,010	$2,759	$1,709	$2,777
Less: Accretion of redeemable convertible preferred stock to maximum redemption value	—	(2,905)	—	(10,301)

Undistributed income (loss) for basic and diluted shares	$2,010	$(146)	$1,709	$(7,524)

Allocation of undistributed income (loss) to participating securities:
Common shares	$2,010	$(146)	$1,709	$(7,524)
Redeemable convertible preferred shares	—	—	—	—

Undistributed income (loss)	$2,010	$(146)	$1,709	$(7,524)

Weighted average common shares outstanding-basic	29,342,528	4,244,879	29,246,676	4,241,752
Plus: Effect of potential stock options exercise	1,046,198	—	1,258,203	—
Plus: Effect of potential warrant exercise	120,827	—	138,013	—

Weighted average common shares outstanding-diluted	30,509,553	4,244,879	30,642,892	4,241,752

Income (loss) per share available to common stockholders-basic	$0.07	$(0.03)	$0.06	$(1.77)
Income (loss) per share available to common stockholders-diluted	$0.07	$(0.03)	$0.06	$(1.77)
Potentially dilutive shares that are considered anti-dilutive:
Common share options	242,636	4,399,773	242,636	4,399,773
Warrants	—	345,213	—	345,213

For the 13 and 26 weeks ended June 30, 2013, the Company’s potential common stock instruments such as common share options and warrants were not included in the computation of diluted (loss) per common share as the effect of including these shares in the calculation would have been anti-dilutive. For the 13 and 26 weeks ended June 29, 2014, 242,636 common share options were not included in the computation of diluted income per common share for the respective periods, as the effect of including these shares in the calculation would have been anti-dilutive.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(4) Income Taxes

The Company recognized income tax expense of $1.2 million on pre-tax income of $2.9 million, or an effective tax rate of 41.5%, for the 26 weeks ended June 29, 2014, compared to income tax expense of $1.9 million on pre-tax income of $4.7 million or an effective tax rate of 40.3%, for the 26 weeks ended June 30, 2013. The difference between the statutory rate and the effective tax rate is primarily attributable to state income taxes offset by certain federal and state tax credits. The increase in the effective tax rate primarily relates to the expiration of certain federal income tax credits for 2014 that were available in prior years.

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

(6) Stock-Based Compensation

During the first quarter of 2014, the Company issued 247,767 stock options under the 2013 Long-Term Incentive Plan to eligible employees and key executives. The fair value of the options was determined using the Black-Scholes option pricing model. The Company used the following assumptions for purposes of valuing these option grants: common stock fair value of $20.53 per share; expected life of options – seven years; volatility- 49.61%; risk-free interest rate – 1.13%; and dividend yield – 0.00%. The Company used the simplified method for determining the expected life of the options. Due to the lack of historical data as a newly public company, the Company calculated the specific stock price volatility using a blended volatility rate based on comparable publicly traded companies.

A summary of activity for the 26 weeks ended June 29, 2014 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 29, 2013	5,030	$9.41	$78,575	6.31

Granted	273	20.09
Exercised	(297)	8.91
Canceled	(57)	12.30

Outstanding—June 29, 2014	4,949	9.99	$29,147	6.05

Exercisable—June 29, 2014	3,650	9.73	$29,610	5.74

In May 2014, the Company issued 25,663 shares of unrestricted common stock to certain non-employee members of its Board of Directors. The unrestricted stock had a weighted average grant-date share price of $15.60 upon issuance. The Company recorded $0.4 million in stock-based compensation expense, with a corresponding increase to additional paid-in capital, related to the issuance of common stock.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In accordance with ASC Topic 718, Compensation—Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period, which is generally the vesting period of the grant, with a corresponding increase to additional paid-in-capital. For the 13 and 26 weeks ended June 29, 2014, the Company recognized $1.0 million and $1.4 million, respectively, which includes $0.4 million related to the May 2014 unrestricted common stock grants. For the 13 and 26 weeks ended June 30, 2013, the Company recognized $0.4 million and $1.1 million, respectively. As of June 29, 2014, the unrecognized stock-based compensation expense was $6.6 million, which will be recognized through fiscal year 2018. The Company records stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.

(7) Subsequent Events

On August 1, 2014, the Company’s Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock. With this authorization, repurchases may be made at management’s discretion from time to time on the open market.

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

13 Weeks Ended June 29, 2014 Compared to 13 Weeks Ended June 30, 2013

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	June 29, 2014	% of Revenues	June 30, 2013	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$83,268	99.6%	$77,926	99.7%	$5,342	6.9%
Franchise royalties and fees	352	0.4	260	0.3	92	35.4

Total revenues	83,620	100.0	78,186	100.0	5,434	7.0

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	23,936	28.6	22,760	29.1	1,176	5.2
Labor and related expenses	23,405	28.0	21,204	27.1	2,201	10.4
Occupancy expenses	10,183	12.2	8,811	11.3	1,372	15.6
Other operating expenses	8,691	10.4	7,901	10.1	790	10.0
General and administrative expenses	8,865	10.6	7,823	10.0	1,042	13.3
Depreciation expense	4,784	5.7	4,444	5.7	340	7.7
Pre-opening costs	273	0.3	429	0.5	(156)	(36.4)

Impairment and loss on disposal of property and equipment	29	*	53	*	(24)	(45.3)

Total expenses	80,166	95.9	73,425	93.9	6,741	9.2

Income from operations	3,454	4.1	4,761	6.1	(1,307)	(27.5)
Interest expense	40	*	122	0.2	(82)	(67.2)
Other expense	—	—	—	—	—	—

Income before income taxes	3,414	4.1	4,639	5.9	(1,225)	(26.4)
Income tax expense	1,407	1.7	1,869	2.4	(462)	(24.7)

Net income	2,007	2.4	2,770	3.5	(763)	(27.5)
Net (loss) income attributable to non-controlling interests	(3)	*	11	*	(14)	(127.3)

Net income attributable to Potbelly Corporation	2,010	2.4	2,759	3.5	(749)	(27.1)
Accretion of redeemable convertible preferred stock to maximum redemption value	—	—	(2,905)	(3.7)	2,905	(100.0)
Net income (loss) attributable to common stockholders	$2,010	2.4%	$(146)	(0.2)%	$2,156	1,476.7

*	Amount is less than 0.1%

Revenues

Total revenues increased by $5.4 million, or 7.0%, to $83.6 million during the 13 weeks ended June 29, 2014, from $78.2 million during the 13 weeks ended June 30, 2013. The increase in revenues primarily consisted of an increase of $6.5 million in sales from shops not yet in our company-operated comparable store sales base, $0.1 million increase in franchise revenues, partially offset by a $1.2 million, or 1.6%, decrease in company-operated comparable store sales. The decrease in company-operated comparable store sales resulted from a reduction in entrée counts, which were impacted by reduced traffic as well as a shift of the Easter holiday from the first fiscal quarter to the second fiscal quarter, partially offset by certain menu price increases and mix.

Cost of Goods Sold

Cost of goods sold increased by $1.2 million, or 5.2%, to $23.9 million during the 13 weeks ended June 29, 2014, compared to $22.8 million during the 13 weeks ended June 30, 2013, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 28.6% during the 13 weeks ended June 29, 2014, from 29.1% during the 13 weeks ended June 30, 2013, primarily driven by lower commodity costs.

Labor and Related Expenses

Labor and related expenses increased by $2.2 million, or 10.4%, to $23.4 million during the 13 weeks ended June 29, 2014, from $21.2 million during the 13 weeks ended June 30, 2013, primarily due to new shop openings. As a percentage of revenues, labor and related expenses increased to 28.0% during the 13 weeks ended June 29, 2014, from 27.1% during the 13 weeks ended June 30, 2013, primarily driven by deleveraging of the fixed component of these expenses as a result of lower company-operated comparable store sales.

Occupancy Expenses

Occupancy expenses increased by $1.4 million, or 15.6%, to $10.2 million during the 13 weeks ended June 29, 2014, from $8.8 million during the 13 weeks ended June 30, 2013, primarily due to new shop openings. As a percentage of revenues, occupancy expenses increased to 12.2% during the 13 weeks ended June 29, 2014, from 11.3% during the 13 weeks ended June 30, 2013, due to deleveraging of the fixed component of these expenses as a result of lower company-operated comparable store sales as well as increases in other occupancy-related costs.

Other Operating Expenses

Other operating expenses increased by $0.8 million, or 10.0%, to $8.7 million during the 13 weeks ended June 29, 2014, from $7.9 million during the 13 weeks ended June 30, 2013, primarily due to new shop openings and higher neighborhood marketing expense in our shops, among other costs. As a percentage of revenues, other operating expenses increased to 10.4% during the 13 weeks ended June 29, 2014, from 10.1% during the 13 weeks ended June 30, 2013, primarily due to deleveraging of the fixed component of these expenses as a result of lower company-operated comparable store sales as well as increased marketing expenses, among other costs.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 13.3%, to $8.9 million during the 13 weeks ended June 29, 2014, from $7.8 million during the 13 weeks ended June 30, 2013, driven by an increase in advertising expense of approximately $0.4 million related to the launch of the new Flats platform in late May in addition to approximately $0.8 million higher public company related expenses, which includes $0.4 million related to the May 2014 unrestricted common stock grants. As a percentage of revenues, general and administrative expenses increased to 10.6% during the 13 weeks ended June 29, 2014, from 10.0% during the 13 weeks ended June 30, 2013, driven by public company related expenses and advertising expense during the 13 weeks ended June 29, 2014 as compared to the 13 weeks ended June 30, 2013.

Depreciation Expense

Depreciation expense increased by $0.3 million, or 7.7%, to $4.8 million during the 13 weeks ended June 29, 2014, from $4.5 million during the 13 weeks ended June 30, 2013, primarily due to a higher depreciable base related to new shops. As a percentage of revenues, depreciation remained consistent at 5.7% during the 13 weeks ended June 29, 2014 and June 30, 2013.

Pre-Opening Costs

Pre-opening costs decreased by $0.1 million, or 36.4%, to $0.3 million during the 13 weeks ended June 29, 2014, from $0.4 million during the 13 weeks ended June 30, 2013, primarily due to fewer new shops opened during the 13 weeks ended June 29, 2014 compared to the 13 weeks ended June 30, 2013.

Interest Expense

Interest expense decreased by $82 thousand, or 67.2%, to $40 thousand during the 13 weeks ended June 29, 2014, from $0.1 million during the 13 weeks ended June 30, 2013, primarily due to repaying the $14.0 million outstanding under the senior credit facility on October 24, 2013. Interest expense for the thirteen weeks ended June 29, 2014 is attributable to interest on the note payable, unused commitment fees and deferred financing fees.

Income Tax Expense

Income tax expense decreased by $0.5 million, or 24.7%, to $1.4 million for the 13 weeks ended June 29, 2014, from $1.9 million during the 13 weeks ended June 30, 2013. For the 13 weeks ended June 29, 2014, our effective tax rate was 41.2%, compared to 40.3% for the 13 weeks ended June 30, 2013. The increase in the effective tax rate primarily relates to the expiration of certain federal income tax credits that were available in prior years.

26 Weeks Ended June 29, 2014 Compared to 26 Weeks Ended June 30, 2013

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 26 Weeks Ended
	June 29, 2014	% of Revenues	June 30, 2013	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$156,791	99.5%	$146,467	99.7%	$10,324	7.0%
Franchise royalties and fees	710	0.5	463	0.3	247	53.3

Total revenues	157,501	100.0	146,930	100.0	10,571	7.2

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	45,022	28.6	42,753	29.1	2,269	5.3
Labor and related expenses	44,865	28.5	40,995	27.9	3,870	9.4
Occupancy expenses	20,162	12.8	17,530	11.9	2,632	15.0
Other operating expenses	16,849	10.7	15,112	10.3	1,737	11.5
General and administrative expenses	16,687	10.6	16,005	10.9	682	4.3
Depreciation expense	9,501	6.0	8,824	6.0	677	7.7
Pre-opening costs	525	0.3	719	0.5	(194)	(27.0)
Impairment and loss on disposal of property and equipment	877	0.6	79	*	798	1,010.1

Total expenses	154,488	98.1	142,017	96.7	12,471	8.8

Income from operations	3,013	1.9	4,913	3.3	(1,900)	(38.7)

Interest expense	82	0.1	233	0.2	(151)	(64.8)
Other expense	—	*	2	*	(2)	(100.0)

Income before income taxes	2,931	1.9	4,678	3.2	(1,747)	(37.3)
Income tax expense	1,216	0.8	1,886	1.3	(670)	(35.5)

Net income	1,715	1.1	2,792	1.9	(1,077)	(38.6)
Net income attributable to non-controlling interests	6	*	15	*	(9)	(60.0)

Net income attributable to Potbelly Corporation	1,709	1.1	2,777	1.9	(1,068)	(38.5)
Accretion of redeemable convertible preferred stock to maximum redemption value	—	*	(10,301)	(7.0)	10,301	(100.0)

Net income (loss) attributable to common stockholders	$1,709	1.1%	$(7,524)	(5.1)%	$9,233	(122.7)

*	Amount is less than 0.1%

Revenues

Total revenues increased by $10.6 million, or 7.2%, to $157.5 million during the 26 weeks ended June 29, 2014, from $146.9 million during the 26 weeks ended June 30, 2013. The increase in revenues primarily consisted of an increase of $13.0 million in sales from shops not yet in our company-operated comparable store sales base, $0.2 million increase in franchise revenues, partially offset by a $2.7 million, or 1.9%, decrease in company-operated comparable store sales. The decrease in company-operated comparable store sales resulted from a reduction in entrée counts, which were impacted by reduced traffic as well as significantly adverse weather in the first quarter, partially offset by certain menu price increases and mix.

Cost of Goods Sold

Cost of goods sold increased by $2.3 million, or 5.3%, to $45.0 million during the 26 weeks ended June 29, 2014, compared to $42.8 million during the 26 weeks ended June 30, 2013, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 28.6% during the 26 weeks ended June 29, 2014, from 29.1% during the 26 weeks ended June 30, 2013, primarily driven by lower commodity costs.

Labor and Related Expenses

Labor and related expenses increased by $3.9 million, or 9.4%, to $44.9 million during the 26 weeks ended June 29, 2014, from $41.0 million during the 26 weeks ended June 30, 2013, primarily due to new shop openings. As a percentage of revenues, labor and related expenses increased to 28.5% during the 26 weeks ended June 29, 2014, from 27.9% during the 26 weeks ended June 30, 2013, primarily driven by deleveraging of the fixed component of these expenses as a result of lower company-operated comparable store sales.

Occupancy Expenses

Occupancy expenses increased by $2.6 million, or 15.0%, to $20.2 million during the 26 weeks ended June 29, 2014, from $17.5 million during the 26 weeks ended June 30, 2013, primarily due to new shop openings. As a percentage of revenues, occupancy expenses increased to 12.8% during the 26 weeks ended June 29, 2014, from 11.9% during the 26 weeks ended June 30, 2013, due to deleveraging of the fixed component of these expenses as a result of lower company-operated comparable store sales as well as increases in other occupancy-related costs.

Other Operating Expenses

Other operating expenses increased by $1.7 million, or 11.5%, to $16.8 million during the 26 weeks ended June 29, 2014, from $15.1 million during the 26 weeks ended June 30, 2013, primarily due to new shop openings and increases in various other operating expenses. As a percentage of revenues, other operating expenses increased to 10.7% during the 26 weeks ended June 29, 2014, from 10.3% during the 26 weeks ended June 30, 2013, primarily due to deleveraging of the fixed component of these expenses as a result of lower company-operated comparable store sales as well as increases in various other operating expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, or 4.3%, to $16.7 million during the 26 weeks ended June 29, 2014, from $16.0 million during the 26 weeks ended June 30, 2013 driven by an increase in advertising expense of approximately $0.4 million related to the launch of the new Flats platform in late May in addition to approximately $0.8 million higher public company related expenses, which includes $0.4 million related to the May 2014 unrestricted common stock grants, and offset by lower labor-related expense. As a percentage of revenues, general and administrative expenses decreased to 10.6% during the 26 weeks ended June 29, 2014, from 10.9% during the 26 weeks ended June 30, 2013, primarily due to lower labor-related expense during the 26 weeks ended June 29, 2014 as compared to the 26 weeks ended June 30, 2013.

Depreciation Expense

Depreciation expense increased by $0.7 million, or 7.7%, to $9.5 million during the 26 weeks ended June 29, 2014, from $8.8 million during the 26 weeks ended June 30, 2013, primarily due to a higher depreciable base related to new shops. As a percentage of revenues, depreciation remained consistent at 6.0% during the 26 weeks ended June 29, 2014 and June 30, 2013.

Pre-Opening Costs

Pre-opening costs decreased by $0.2 million, or 27.0%, to $0.5 million during the 26 weeks ended June 29, 2014, from $0.7 million during the 26 weeks ended June 30, 2013, primarily due to fewer new shops opened in new markets that, on average, have higher pre-opening costs during the 26 weeks ended June 29, 2014 compared to the 26 weeks ended June 30, 2013.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $0.9 million during the 26 weeks ended June 29, 2014, from $79 thousand during the 26 weeks ended June 30, 2013. After performing a periodic review of our shops during the first quarter of 2014, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. In the first fiscal quarter of 2014, we performed an impairment analysis related to these shops and recorded an impairment charge of $0.8 million related to the excess of the carrying amounts recorded on our balance sheet over the identified shops’ estimated fair values.

Interest Expense

Interest expense decreased by $0.1 million, or 64.8%, to $0.1 million during the 26 weeks ended June 29, 2014, from $0.2 million during the 26 weeks ended June 30, 2013, primarily due to repaying the $14.0 million outstanding under the senior credit facility on October 24, 2013. Interest expense for the 13 weeks ended June 29, 2014 is attributable to interest on the note payable, unused commitment fees and deferred financing fees.

Income Tax Expense

Income tax expense decreased by $0.7 million, or 35.5%, to $1.2 million during the 26 weeks ended June 29, 2014, from $1.9 million during the 26 weeks ended June 30, 2013. For the 26 weeks ended June 29, 2014, our effective tax rate was 41.5%, compared to 40.3% for the 26 weeks ended June 30, 2013. The increase in the effective tax rate primarily relates to the expiration of certain federal income tax credits for 2014 that were available in prior years.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents and our credit facility. Our primary requirements for liquidity and capital are new shop openings, existing shop capital investments (maintenance and improvements), principal and interest payments on our debt, lease obligations, repurchases of our common stock, working capital and general corporate needs. Our requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell certain inventory items before we have to pay our suppliers for such items. Our shops do not require significant inventories or receivables. We believe that these sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 26 Weeks Ended
	June 29, 2014	June 30, 2013
Net cash provided by (used in):
Operating activities	$11,771	$13,755
Investing activities	(13,386)	(14,411)
Financing activities	2,560	(193)

Net increase (decrease) in cash	$945	$(849)

Operating Activities

Net cash provided by operating activities decreased to $11.8 million for the 26 weeks ended June 29, 2014, from $13.8 million for the 26 weeks ended June 30, 2013. Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. The decrease compared to the same period in 2013 was primarily due to lower net income and the timing of the payment of accrued expenses.

Investing Activities

Net cash used in investing activities decreased to $13.4 million for the 26 weeks ended June 29, 2014, from $14.4 million for the 26 weeks ended June 30, 2013. The decrease was primarily due to one less company-operated shop opened in the 26 weeks ended June 29, 2014 as compared to the same period in 2013 and lower average construction costs for new company-operated shops opened during the 26 weeks ended June 29, 2014 as compared to the same period in 2013.

Financing Activities

Net cash provided by financing activities was $2.6 million for the 26 weeks ended June 29, 2014, compared net cash used of $0.2 million for the 26 weeks ended June 30, 2013. The increase in net cash provided was driven by the $2.6 million in cash proceeds received by us related to the exercise of stock options, net of payroll taxes paid, during the 26 weeks ended June 29, 2014, with no comparable cash proceeds received during the 26 weeks ended June 30, 2013.

Stock Repurchase Program

On August 1, 2014, our Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock. With this authorization, repurchases may be made at management’s discretion from time to time on the open market.

Credit Facility

On September 21, 2012, we entered into a new five-year revolving credit facility agreement with JPMorgan Chase Bank, N.A. that expires in September 2017 and provides for borrowings up to $35.0 million to fund capital expenditures for new shops, renovations and maintenance of existing shops, and to provide ongoing working capital for other general and corporate purposes. We will be entitled to incur additional incremental increases in the revolving credit facility of up to $25.0 million that will be included in the credit facility if no event of default exists and certain other requirements are met. The credit facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.25:1 and a minimum debt service coverage ratio, as defined, of 1.5:1. The credit facility also limits the restricted payments (primarily distributions and equity repurchases) that we may make, unless we obtain certain waivers or amendments from our lender. We were in compliance with these restrictions and conditions as of June 29, 2014. The credit facility is secured by substantially all assets of the Company. Borrowings under the credit facility bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus an applicable margin or (ii) a prime rate as announced by JPMorgan Chase plus an applicable margin. As of June 29, 2014, we had no amounts outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of June 29, 2014, we do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting period beginning after December 15, 2016. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company’s consolidated balance sheet or consolidated statement of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. Our exposures to market risk have not changed materially since December 29, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POTBELLY CORPORATION

Date: August 6, 2014	By:	/s/ Charles Talbot
Charles Talbot
Chief Financial Officer
(Principal Financial Officer)