Form 10-Q
period 2014-09-28
POTBELLY CORP
filed 2014-11-05
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2014

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

Common stock, $0.01 Par Value – 28,965,043 shares as of October 31, 2014

POTBELLY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	September 28, 2014	December 29, 2013
ASSETS
Current assets
Cash and cash equivalents	$69,403	$69,579
Accounts receivable, net of allowances of $26 and $6 as of September 28, 2014 and December 29, 2013, respectively	4,563	2,991
Inventories	2,447	2,263
Prepaid expenses and other current assets	8,876	6,965

Total current assets	85,289	81,798
Property and equipment, net	83,401	78,983
Intangible assets, net	3,404	3,404
Goodwill	1,428	1,428
Deferred income taxes	17,181	17,297
Deferred expenses, net and other assets	3,147	3,170

Total assets	$193,850	$186,080

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,317	$2,078
Accrued expenses	17,802	16,337
Accrued income taxes	1,512	216
Current portion of long-term debt	74	74

Total current liabilities	22,705	18,705
Long-term debt, net of current portion	955	1,018
Deferred rent and landlord allowances	13,374	12,288
Other long-term liabilities	717	796

Total liabilities	37,751	32,807

Equity
Common stock, $0.01 par value—authorized, 200,000,000 shares; outstanding 29,043,925 and 29,148,029 shares as of September 28, 2014, and December 29, 2013, respectively	295	291
Warrants	909	909
Additional paid-in-capital	388,063	383,077
Treasury stock, held at cost, 471,290 and no shares as of September 28, 2014, and December 29, 2013, respectively	(5,797)	—
Accumulated deficit	(227,576)	(231,232)

Total stockholders’ equity	155,894	153,045
Non-controlling interest	205	228

Total equity	156,099	153,273

Total liabilities and equity	$193,850	$186,080

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenues
Sandwich shop sales, net	$84,340	$77,747	$241,131	$224,214
Franchise royalties and fees	335	274	1,045	737

Total revenues	84,675	78,021	242,176	224,951

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	24,044	23,014	69,066	65,767
Labor and related expenses	23,772	21,223	68,637	62,217
Occupancy expenses	10,467	9,295	30,629	26,826
Other operating expenses	8,847	7,946	25,696	23,058
General and administrative expenses	7,623	8,293	24,310	24,298
Depreciation expense	5,039	4,460	14,540	13,284
Pre-opening costs	314	364	839	1,083
Impairment and loss on disposal of property and equipment	1,315	250	2,192	329

Total expenses	81,421	74,845	235,909	216,862

Income from operations	3,254	3,176	6,267	8,089
Interest expense	42	97	124	330
Other expense	—	—	—	2

Income before income taxes	3,212	3,079	6,143	7,757
Income tax expense	1,260	905	2,476	2,792

Net income	1,952	2,174	3,667	4,965
Net income attributable to non-controlling interest	5	9	11	24

Net income attributable to Potbelly Corporation	1,947	2,165	3,656	4,941
Dividend declared to common and preferred stockholders	—	(49,854)	—	(49,854)
Accretion of redeemable convertible preferred stock to maximum redemption value	—	(4,796)	—	(15,097)

Net income (loss) attributable to common stockholders	$1,947	$(52,485)	$3,656	$(60,010)

Net income (loss) per common share attributable to common stockholders:
Basic	$0.07	$(12.29)	$0.12	$(14.12)
Diluted	$0.06	$(12.29)	$0.12	$(14.12)
Weighted average shares outstanding:
Basic	29,358,822	4,268,953	29,284,058	4,250,819
Diluted	30,044,456	4,268,953	30,463,093	4,250,819

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Equity (Deficit)

(amounts in thousands, except share data, unaudited)

	Redeemable Convertible Preferred Stock														Equity (Deficit)
	Series A		Series B		Series C		Series D		Series E		Series F		Total		Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 30, 2012	3,697,377	$52,796	3,290,294	$46,983	1,646,595	$23,715	1,250,000	$18,319	4,194,366	$79,861	2,007,743	$28,669	16,086,375	$250,343	4,233,977	$42	—	$1,552	$—	$(170,518)	$196	$(168,728)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,941	24	4,965
Beneficial Conversion Charge.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	50	(50)	—	—
Exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	117,892	2	—	(610)	610	—	—	2
Cash dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(49,854)	—	—	(49,854)
Changes in redemption value of preferred stock	—	3,582	—	3,188	—	1,609	—	1,251	—	3,523	—	1,944	—	15,097	—	—	—	—	46,824	(61,921)	—	(15,097)
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,370	—	—	2,370

Balance at September 29, 2013	3,697,377	$56,378	3,290,294	$50,171	1,646,595	$25,324	1,250,000	$19,570	4,194,366	$83,384	2,007,743	$30,613	16,086,375	$265,440	4,351,869	$44	—	$942	$—	$(227,548)	$220	$(226,342)

Balance at December 29, 2013	—	—	—	—	—	—	—	—	—	—	—	—	—	—	29,148,029	$291	$—	$909	$383,077	$(231,232)	$228	$153,273
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,656	11	3,667
Issuance of unrestricted common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	28,240	—	—	—	432	—	—	432
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	338,946	4	—	—	2,964	—	—	2,968
Repurchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(471,290)	—	(5,797)	—	—	—	—	(5,797)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(34)	(34)
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,590	—	—	1,590

Balance at September 28, 2014	—	—	—	—	—	—	—	—	—	—	—	—	—	—	29,043,925	$295	$(5,797)	$909	$388,063	$(227,576)	$205	$156,099

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 39 Weeks Ended
	September 28, 2014	September 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,667	$4,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,540	13,284
Deferred income tax	116	1,683
Deferred rent and landlord allowances	1,086	258
Stock compensation expense	2,022	2,370
Asset impairment and loss on disposal of property and equipment	2,192	329
Amortization of debt issuance costs	53	46
Changes in operating assets and liabilities:
Accounts receivable, net	(1,572)	(735)
Inventories	(184)	(215)
Prepaid expenses and other assets	(2,125)	(1,475)
Accounts payable	1,235	602
Accrued and other liabilities	2,264	3,267

Net cash provided by operating activities	23,294	24,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,544)	(21,265)

Net cash (used in) investing activities	(20,544)	(21,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of Series F warrants	—	2
Proceeds from exercise of stock options	3,780	—
Payment of payroll taxes related to stock-based compensation awards	(812)	—
Treasury stock repurchase	(5,797)	—
Payment of costs associated with initial public offering	—	(533)
Distribution to non-controlling interest	(34)	—
Payments on note payable	(63)	(59)

Net cash (used in) financing activities	(2,926)	(590)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(176)	2,524
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,579	22,595

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,403	$25,119

Supplemental cash flow information:
Income taxes paid	$867	$727
Interest paid	124	261
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$3,059	$2,561
Accretion of redeemable convertible preferred stock to maximum redemption value	$—	$15,097
Accrued dividend payable	$—	$49,854

See accompanying notes to the unaudited condensed consolidated financial statements

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly owned subsidiaries, operates Potbelly Sandwich Works sandwich shops in 23 states and the District of Columbia. As of September 28, 2014, the Company had 319 company-operated shops. During the 39 weeks ended September 28, 2014, the Company opened 23 new company-operated shops and closed no shops.

The Company also sells and administers franchises of new Potbelly Sandwich Works sandwich shops. The first domestic and international franchise locations administered by the Company opened during February 2011. As of September 28, 2014, 14 franchised shops were in operation domestically and 12 franchised shops were in operation internationally. During the 39 weeks ended September 28, 2014, the Company opened four franchised shops and closed one franchised shop.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of December 29, 2013 and September 28, 2014, its statement of operations for the 13 and 39 weeks ended September 29, 2013 and September 28, 2014 and its statement of cash flows for the 39 weeks ended September 29, 2013 and September 28, 2014 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

The Company does not have any components of other comprehensive income (loss) recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income (loss) in its consolidated financial statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC, Potbelly Sandwich Works, LLC (“LLC”) and 16 of LLC’s wholly owned subsidiaries and the LLC’s two joint ventures, collectively, the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. For the Company’s consolidated joint ventures, non-controlling interest represents the non-controlling partners’ share of the assets, liabilities and operations related to their respective joint venture investments. The Company has ownership interests ranging from 65-75% in these consolidated joint ventures.

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

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every five or six years a 53rd week is added. Fiscal 2013 and 2014 each consist of 52 weeks. The fiscal quarters ended September 29, 2013 and September 28, 2014 each consisted of 13 weeks.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(2) Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during each quarter of 2014, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded impairment charges of $1.3 million and $2.1 million for the 13 and 39 weeks ended September 28, 2014, respectively, related to the excess of the carrying amounts recorded on our balance sheet over the identified shops’ estimated fair values.

In the third fiscal quarter of 2014, the Company established a non-qualified deferred compensation plan, “Potbelly Non-Qualified Deferred Compensation Plan,” which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. The Company maintains a rabbi trust to fund obligations under the deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds. The investments in the rabbi trust are designated as trading securities and carried at fair value. Fair market value of investments in the rabbi trust is measured using Level 1 inputs (quoted prices for identical assets in active markets). As of September 28, 2014, the fair value of the investments in the rabbi trust was $16 thousand, which is included in other assets in the condensed consolidated balance sheet. The Company records trading gains and losses in general and administrative expenses in the condensed consolidated statement of operations, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan. For the three months ended September 28, 2014, the Company recorded an immaterial amount of unrealized losses on investments held in the rabbi trust.

(3) Earnings per share

Basic income (loss) per common share attributable to common stockholders is calculated using the weighted average number of common shares outstanding for the period. For the 13 and 39 weeks ended September 29, 2013, diluted (loss) per common share attributable to common stockholders was computed by dividing the (loss) allocated to common stockholders utilizing the two-class method by the weighted average number of fully diluted common shares outstanding. In periods with net income attributable to common stockholders, the Company’s redeemable convertible preferred stock were all considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. However, in periods of a net (loss) attributable to common stockholders, the redeemable convertible preferred stock were excluded from the computation of basic earnings per share due to the fact that they were not required to fund losses and the redemption amount was not reduced as a result of losses. For the 13 and 39 weeks ended September 29, 2013, the dilutive securities did not include stock options awarded to employees that had a performance condition requiring the completion of an initial public offering of common stock, as that performance condition was not satisfied at the reporting date and the holders of these options had no rights in our undistributed earnings until that time. On October 9, 2013, the Company completed an initial public offering. Effective upon the closing of such offering, all of the shares of preferred stock and non-voting common stock converted into common stock. As a result of the conversion, for subsequent reporting periods, the Company no longer utilized the two-class method in its calculation of diluted income (loss) per common share attributable to common stockholders. For the 13 and 39 weeks ended September 28, 2014, diluted income (loss) per common share attributable to common stockholders was calculated using income available to common shareholders divided by diluted weighted-average shares of common stock outstanding during the period.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Calculation of undistributed income (loss) for basic and diluted shares:
Net income attributable to Potbelly Corporation	$1,947	$2,165	$3,656	$4,941
Less: Dividend declared to common and preferred stockholders	—	(49,854)	—	(49,854)
Less: Accretion of redeemable convertible preferred stock to maximum redemption value	—	(4,796)	—	(15,097)

Undistributed income (loss) for basic and diluted shares	$1,947	$(52,485)	$3,656	$(60,010)

Allocation of undistributed income (loss) to participating securities:
Common shares	$1,947	$(52,485)	$3,656	$(60,010)
Redeemable convertible preferred shares	—	—	—	—

Undistributed income (loss)	$1,947	$(52,485)	$3,656	$(60,010)

Weighted average common shares outstanding-basic	29,358,822	4,268,953	29,284,058	4,250,819
Plus: Effect of potential stock options exercise	602,982	—	1,054,632	—
Plus: Effect of potential warrant exercise	82,652	—	124,403	—

Weighted average common shares outstanding-diluted	30,044,456	4,268,953	30,463,093	4,250,819

Income (loss) per share available to common stockholders-basic	$0.07	$(12.29)	$0.12	$(14.12)
Income (loss) per share available to common stockholders-diluted	$0.06	$(12.29)	$0.12	$(14.12)
Potentially dilutive shares that are considered anti-dilutive:
Common share options	869,317	4,744,664	537,318	4,744,664
Warrants	—	241,704	—	241,704

For the 13 and 39 weeks ended September 29, 2013, the Company’s potential common stock instruments such as common stock options and warrants were not included in the computation of diluted (loss) per common share as the effect of including these shares in the calculation would have been anti-dilutive.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(4) Income Taxes

The Company recognized income tax expense of $2.5 million on pre-tax income of $6.1 million, or an effective tax rate of 40.3%, for the 39 weeks ended September 28, 2014, compared to income tax expense of $2.8 million on pre-tax income of $7.8 million or an effective tax rate of 36.0%, for the 39 weeks ended September 29, 2013. The difference between the statutory rate and the effective tax rate is primarily attributable to state income taxes offset by certain federal and state tax credits. The increase in the effective tax rate primarily relates to the expiration of certain federal income tax credits for 2014 that were available in prior years as well as provision to return adjustments.

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

On August 1, 2014, the Company’s Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock. Under this program, the Company may, from time to time, purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. During the 13 weeks ended September 28, 2014, the Company repurchased 471,290 shares of its common stock for approximately $5.8 million in open market transactions. As of September 28, 2014, the remaining dollar value of authorization under the share repurchase program was $29.2 million. Repurchased shares are included as treasury stock in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Equity.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(6) Stock-Based Compensation

Throughout the 39 weeks ending September 28, 2014, the Company issued 292,767 stock options under the 2013 Long-Term Incentive Plan to eligible employees and key executives. The fair value of the options was determined using the Black-Scholes option pricing model. The weighted average common stock fair value of options granted during the 39 weeks ended September 28, 2014 was $19.58 per share, as estimated using the following weighted average assumptions: expected life of options – seven years; volatility- 49.36%; risk-free interest rate – 1.28%; and dividend yield – 0.00%. The Company used the simplified method for determining the expected life of the options. Due to the lack of historical data as a newly public company, the Company calculated the specific stock price volatility using a blended volatility rate based on comparable publicly traded companies.

A summary of activity for the 39 weeks ended September 28, 2014 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 29, 2013	5,030	$9.41	$78,575	6.31

Granted	293	19.58
Exercised	(339)	8.81
Canceled	(105)	11.64
Outstanding—September 28, 2014	4,879	10.01	$12,136	5.81

Exercisable—September 28, 2014	3,680	8.99	$11,910	5.94

During the 39 weeks ended September 28, 2014, the Company issued 28,240 shares of unrestricted common stock to certain non-employee members of its Board of Directors. The unrestricted stock had a weighted average grant-date share price of $15.29 upon issuance. The Company recorded $0.4 million in stock-based compensation expense, with a corresponding increase to additional paid-in capital, related to the issuance of common stock.

In accordance with ASC Topic 718, Compensation—Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period, which is generally the vesting period of the grant, with a corresponding increase to additional paid-in-capital. For the 13 and 39 weeks ended September 28, 2014, the Company recognized stock-based compensation expense of $0.6 million and $2.0 million, respectively, which includes $32 thousand and $0.4 million related to the unrestricted common stock granted during 2014, respectively. For the 13 and 39 weeks ended September 29, 2013, the Company recognized stock-based compensation expense of $1.2 million and $2.4 million, respectively. As of September 28, 2014, the unrecognized stock-based compensation expense was $6.0 million, which will be recognized through fiscal year 2018. The Company records stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.

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

13 Weeks Ended September 28, 2014 Compared to 13 Weeks Ended September 29, 2013

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	September 28, 2014	% of Revenues	September 29, 2013	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$84,340	99.6%	$77,747	99.6%	$6,593	8.5%
Franchise royalties and fees	335	0.4	274	0.4	61	22.3

Total revenues	84,675	100.0	78,021	100.0	6,654	8.5

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	24,044	28.4	23,014	29.5	1,030	4.5
Labor and related expenses	23,772	28.1	21,223	27.2	2,549	12.0
Occupancy expenses	10,467	12.4	9,295	11.9	1,172	12.6
Other operating expenses	8,847	10.4	7,946	10.2	901	11.3
General and administrative expenses	7,623	9.0	8,293	10.6	(670)	(8.1)
Depreciation expense	5,039	6.0	4,460	5.7	579	13.0
Pre-opening costs	314	0.4	364	0.5	(50)	(13.7)
Impairment and loss on disposal of property and equipment	1,315	1.6	250	0.3	1,065	426.0

Total expenses	81,421	96.2	74,845	95.9	6,576	8.8

Income from operations	3,254	3.8	3,176	4.1	78	2.5
Interest expense	42	*	97	0.1	(55)	(56.7)

Income before income taxes	3,212	3.8	3,079	3.9	133	4.3
Income tax expense	1,260	1.5	905	1.2	355	39.2

Net income	1,952	2.3	2,174	2.8	(222)	(10.2)
Net income attributable to non-controlling interests	5	*	9	*	(4)	(44.4)

Net income attributable to Potbelly Corporation	1,947	2.3	2,165	2.8	(218)	(10.1)
Dividend declared to common and preferred stockholders	—	—	(49,854)	(63.9)	49,854	100.0
Accretion of redeemable convertible preferred stock to maximum redemption value	—	—	(4,796)	(6.1)	4,796	100.0

Net income (loss) attributable to common stockholders	$1,947	2.3%	$(52,485)	(67.3)%	$54,432	103.7%

*	Amount is less than 0.1%

Revenues

Total revenues increased by $6.7 million, or 8.5%, to $84.7 million during the 13 weeks ended September 28, 2014, from $78.0 million during the 13 weeks ended September 29, 2013. The increase in revenues primarily consisted of an increase of $6.2 million in sales from shops not yet in our company-operated comparable store sales base, a $0.1 million increase in franchise revenues and a $0.4 million, or 0.5%, increase in company-operated comparable store sales. The increase in company-operated comparable store sales resulted from an increase in average check from certain menu price increases and menu mix, partially offset by a reduction in traffic.

Cost of Goods Sold

Cost of goods sold increased by $1.0 million, or 4.5%, to $24.0 million during the 13 weeks ended September 28, 2014, compared to $23.0 million during the 13 weeks ended September 29, 2013, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 28.4% during the 13 weeks ended September 28, 2014, from 29.5% during the 13 weeks ended September 29, 2013, primarily driven by certain menu price increases as well as volume-based rebates from certain vendors.

Labor and Related Expenses

Labor and related expenses increased by $2.5 million, or 12.0%, to $23.8 million during the 13 weeks ended September 28, 2014, from $21.2 million during the 13 weeks ended September 29, 2013, primarily due to new shop openings. As a percentage of revenues, labor and related expenses increased to 28.1% during the 13 weeks ended September 28, 2014, from 27.2% during the 13 weeks ended September 29, 2013, primarily driven by incremental training and shop-level staffing investments, as well as wage inflation in certain states as a result of statutory minimum wage increases.

Occupancy Expenses

Occupancy expenses increased by $1.2 million, or 12.6%, to $10.5 million during the 13 weeks ended September 28, 2014, from $9.3 million during the 13 weeks ended September 29, 2013, primarily due to new shop openings. As a percentage of revenues, occupancy expenses increased to 12.4% during the 13 weeks ended September 28, 2014, from 11.9% during the 13 weeks ended September 29, 2013, due to increased rent as a result of lease extensions in certain legacy markets, as well as increases in other occupancy-related costs.

Other Operating Expenses

Other operating expenses increased by $0.9 million, or 11.3%, to $8.8 million during the 13 weeks ended September 28, 2014, from $7.9 million during the 13 weeks ended September 29, 2013. The increase is attributable to new shop openings and increased fees associated with higher credit card usage in our shops. As a percentage of revenues, other operating expenses increased to 10.4% during the 13 weeks ended September 28, 2014, from 10.2% during the 13 weeks ended September 29, 2013, primarily due to increased utility costs as well as various other operating expenses, partially offset by the $0.2 million cumulative adjustment recorded for the change in accounting estimate related to gift card breakage. Refer to “Critical Accounting Policies and Estimates” for additional information regarding the change in accounting estimate.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million, or 8.1%, to $7.6 million during the 13 weeks ended September 28, 2014, from $8.3 million during the 13 weeks ended September 29, 2013. The net decrease is driven primarily by lower labor-related costs and lower costs associated with being a public company, including costs associated with our IPO in the prior year, partially offset by costs associated with our plans to move our corporate headquarters. As a percentage of revenues, general and administrative expenses decreased to 9.0% during the 13 weeks ended September 28, 2014, from 10.6% during the 13 weeks ended September 29, 2013, driven by the factors above, coupled with sales leverage (i.e., the ability to spread certain costs over a higher revenue base).

Depreciation Expense

Depreciation expense increased by $0.6 million, or 13.0%, to $5.0 million during the 13 weeks ended September 28, 2014, from $4.5 million during the 13 weeks ended September 29, 2013, primarily due to a higher depreciable base related to new shops and existing shop capital investments. As a percentage of revenues, depreciation increased to 6.0% during the 13 weeks ended September 28, 2014, from 5.7% during the 13 weeks ended September 29, 2013, driven partially from an increase in existing shop capital investments that have, on average, lower useful lives than new shops.

Pre-Opening Costs

Pre-opening costs decreased by $0.1 million, or 13.7%, to $0.3 million during the 13 weeks ended September 28, 2014, from $0.4 million during the 13 weeks ended September 29, 2013, primarily due to fewer new shops opened during the 13 weeks ended September 28, 2014 compared to the 13 weeks ended September 29, 2013.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $1.3 million during the 13 weeks ended September 28, 2014, from $0.3 million during the 13 weeks ended September 29, 2013. After performing a periodic review of our shops during the third quarter of 2014, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded an impairment charge of $1.3 million related to the excess of the carrying amounts recorded on our balance sheet over the identified shops’ estimated fair values.

Interest Expense

Interest expense decreased by $55 thousand, or 56.7%, to $42 thousand during the 13 weeks ended September 28, 2014, from $0.1 million during the 13 weeks ended September 29, 2013, primarily due to repaying the $14.0 million outstanding under the senior credit facility on October 24, 2013. Interest expense for the 13 weeks ended September 28, 2014 is attributable to interest on the note payable, unused commitment fees and deferred financing fees.

Income Tax Expense

Income tax expense increased by $0.4 million to $1.3 million for the 13 weeks ended September 28, 2014, from $0.9 million during the 13 weeks ended September 29, 2013. For the 13 weeks ended September 28, 2014, our effective tax rate was 39.2%, compared to 29.4% for the 13 weeks ended September 29, 2013. The increase in the effective tax rate primarily relates to the expiration of certain federal income tax credits that were available in prior years, as well as certain provision to return adjustments recorded in the prior year.

39 Weeks Ended September 28, 2014 Compared to 39 Weeks Ended September 29, 2013

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 39 Weeks Ended
	September 28, 2014	% of Revenues	September 29, 2013	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$241,131	99.6%	$224,214	99.7%	$ 16,917	7.5%
Franchise royalties and fees	1,045	0.4	737	0.3	308	41.8

Total revenues	242,176	100.0	224,951	100.0	17,225	7.7

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	69,066	28.5	65,767	29.2	3,299	5.0
Labor and related expenses	68,637	28.3	62,217	27.7	6,420	10.3
Occupancy expenses	30,629	12.6	26,826	11.9	3,803	14.2
Other operating expenses	25,696	10.6	23,058	10.3	2,638	11.4
General and administrative expenses	24,310	10.0	24,298	10.8	12	*
Depreciation expense	14,540	6.0	13,284	5.9	1,256	9.5
Pre-opening costs	839	0.3	1,083	0.5	(244)	(22.5)
Impairment and loss on disposal of property and equipment	2,192	0.9	329	0.1	1,863	566.3

Total expenses	235,909	97.4	216,862	96.4	19,047	8.8

Income from operations	6,267	2.6	8,089	3.6	(1,822)	(22.5)
Interest expense	124	0.1	330	0.1	(206)	(62.4)
Other expense	—	—	2	—	(2)	(100.0)

Income before income taxes	6,143	2.5	7,757	3.4	(1,614)	(20.8)
Income tax expense	2,476	1.0	2,792	1.2	(316)	(11.3)

Net income	3,667	1.5	4,965	2.2	(1,298)	(26.1)
Net income attributable to non-controlling interests	11	*	24	*	(13)	(54.2)

Net income attributable to Potbelly Corporation	3,656	1.5	4,941	2.2	(1,285)	(26.0)
Dividend declared to common and preferred stockholders	—	—	(49,854)	(22.2)	49,854	100.0
Accretion of redeemable convertible preferred stock to maximum redemption value	—	—	(15,097)	(6.7)	15,097	100.0

Net income (loss) attributable to common stockholders	$3,656	1.5%	$(60,010)	(26.7)%	$63,666	106.1%

*	Amount is less than 0.1%

Revenues

Total revenues increased by $17.2 million, or 7.7%, to $242.2 million during the 39 weeks ended September 28, 2014, from $225.0 million during the 39 weeks ended September 29, 2013. The increase in revenues primarily consisted of an increase of $19.2 million in sales from shops not yet in our company-operated comparable store sales base, $0.3 million increase in franchise revenues, partially offset by a $2.3 million, or 1.1%, decrease in company-operated comparable store sales. The decrease in company-operated comparable store sales resulted from a reduction in entrée counts, which were impacted by reduced traffic as well as significantly adverse weather in the first quarter, partially offset by certain menu price increases and menu mix.

Cost of Goods Sold

Cost of goods sold increased by $3.3 million, or 5.0%, to $69.1 million during the 39 weeks ended September 28, 2014, compared to $65.8 million during the 39 weeks ended September 29, 2013, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 28.5% during the 39 weeks ended September 28, 2014, from 29.2% during the 39 weeks ended September 29, 2013, primarily driven by lower commodity costs, certain menu price increases, as well as volume-based rebates from certain vendors.

Labor and Related Expenses

Labor and related expenses increased by $6.4 million, or 10.3%, to $68.6 million during the 39 weeks ended September 28, 2014, from $62.2 million during the 39 weeks ended September 29, 2013, primarily due to new shop openings. As a percentage of revenues, labor and related expenses increased to 28.3% during the 39 weeks ended September 28, 2014, from 27.7% during the 39 weeks ended September 29, 2013, primarily driven by deleveraging of the fixed component of these expenses as a result of lower company-operated comparable store sales, incremental training and shop-level staffing investments, as well as wage inflation in certain states as a result of statutory minimum wage increases.

Occupancy Expenses

Occupancy expenses increased by $3.8 million, or 14.2%, to $30.6 million during the 39 weeks ended September 28, 2014, from $26.8 million during the 39 weeks ended September 29, 2013, primarily due to new shop openings. As a percentage of revenues, occupancy expenses increased to 12.6% during the 39 weeks ended September 28, 2014, from 11.9% during the 39 weeks ended September 29, 2013, due to deleveraging of the fixed component of these expenses as a result of lower company-operated comparable store sales as well as increased rent as a result of lease extensions in certain legacy markets and increases in other occupancy-related costs.

Other Operating Expenses

Other operating expenses increased by $2.6 million, or 11.4%, to $25.7 million during the 39 weeks ended September 28, 2014, from $23.1 million during the 39 weeks ended September 29, 2013, primarily due to costs associated with new shop openings and increased fees associated with higher credit card usage in our shops. As a percentage of revenues, other operating expenses increased to 10.6% during the 39 weeks ended September 28, 2014, from 10.3% during the 39 weeks ended September 29, 2013. These increases are primarily due to deleveraging of the fixed component of these expenses as a result of lower company-operated comparable store sales as well as increased utility costs, partially offset by the $0.2 million cumulative adjustment recorded for the change in accounting estimate related to gift card breakage. Refer to “Critical Accounting Policies and Estimates” for additional information regarding the change in accounting estimate.

General and Administrative Expenses

General and administrative expenses remained consistent at $24.3 million during the 39 weeks ended September 28, 2014 and the 39 weeks ended September 29, 2013. As a percentage of revenues, general and administrative expenses decreased to 10.0% during the 39 weeks ended September 28, 2014, from 10.8% during the 39 weeks ended September 29, 2013, primarily driven by sales leverage (i.e., the ability to spread certain costs over a higher revenue base), lower labor-related expenses and costs associated with being a public company, including costs associated with our IPO in the prior year, offset by an increase in advertising expenses due to approximately $0.4 million related to the launch of the new Flats platform in late May and initial costs associated with our plans to move our corporate headquarters, among other costs.

Depreciation Expense

Depreciation expense increased by $1.2 million, or 9.5%, to $14.5 million during the 39 weeks ended September 28, 2014, from $13.3 million during the 39 weeks ended September 29, 2013, primarily due to a higher depreciable base related to new shops. As a percentage of revenues, depreciation increased to 6.0% during the 39 weeks ended September 28, 2014, from 5.9% during the 39 weeks ended September 29, 2013.

Pre-Opening Costs

Pre-opening costs decreased by $0.3 million, or 22.5%, to $0.8 million during the 39 weeks ended September 28, 2014, from $1.1 million during the 39 weeks ended September 29, 2013, primarily due to fewer new shops opened in new markets that, on average, have higher pre-opening costs during the 39 weeks ended September 28, 2014 compared to the 39 weeks ended September 29, 2013.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $2.2 million during the 39 weeks ended September 28, 2014, from $0.3 million during the 39 weeks ended September 29, 2013. After performing a periodic review of our shops during each fiscal quarter of 2014, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded an impairment charge of $2.1 million related to the excess of the carrying amounts recorded on our balance sheet over the identified shops’ estimated fair values.

Interest Expense

Interest expense decreased by $0.2 million, or 62.4%, to $0.1 million during the 39 weeks ended September 28, 2014, from $0.3 million during the 39 weeks ended September 29, 2013, primarily due to repaying the $14.0 million outstanding under the senior credit facility on October 24, 2013. Interest expense for the 13 weeks ended September 28, 2014 is attributable to interest on the note payable, unused commitment fees and deferred financing fees.

Income Tax Expense

Income tax expense decreased by $0.3 million, or 11.3%, to $2.5 million during the 39 weeks ended September 28, 2014, from $2.8 million during the 39 weeks ended September 29, 2013, as a result of lower taxable net income. For the 39 weeks ended September 28, 2014, our effective tax rate was 40.3%, compared to 36.0% for the 39 weeks ended September 29, 2013. The increase in the effective tax rate primarily relates to the expiration of certain federal income tax credits for 2014 that were available in prior years, as well as certain provision to return adjustments recorded in the prior year.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 39 Weeks Ended
	September 28, 2014	September 29, 2013
Net cash provided by (used in):
Operating activities	$23,294	$24,379
Investing activities	(20,544)	(21,265)
Financing activities	(2,926)	(590)

Net (decrease) increase in cash	$(176)	$2,524

Operating Activities

Net cash provided by operating activities decreased to $23.3 million for the 39 weeks ended September 28, 2014, from $24.4 million for the 39 weeks ended September 29, 2013. The $1.1 million decrease is primarily attributable to a net cash outflow of $1.6 million related to a vendor prepayment with no comparable prepayment made in the 39 weeks ended September 29, 2013, as well as $0.2 million of various net working capital changes. This was offset by a net cash inflow of $0.7 million related to increased net income before adjustments for interest, income taxes, depreciation and amortization and impairment/disposal of long-lived assets.

Investing Activities

Net cash used in investing activities decreased to $20.5 million for the 39 weeks ended September 28, 2014, from $21.3 million for the 39 weeks ended September 29, 2013. The decrease was primarily due to two fewer company-operated shop openings during the 39 weeks ended September 28, 2014 as compared to the same period in 2013 and partially offset by an increase in existing shop capital investments during the 39 weeks ended September 28, 2014 as compared to the same period in 2013.

Financing Activities

Net cash used in financing activities was $2.9 million for the 39 weeks ended September 28, 2014, as compared to $0.6 million for the 39 weeks ended September 29, 2013. The increase in net cash used was driven by the $5.8 million of treasury stock repurchased during the 39 weeks ended September 28, 2014, with no comparable transactions during the 39 weeks ended September 29, 2013, offset by $3.0 million in cash proceeds received by us related to the exercise of stock options, net of payroll taxes paid, during the 39 weeks ended September 28, 2014, with no comparable cash proceeds received during the 39 weeks ended September 29, 2013.

Stock Repurchase Program

On August 1, 2014, our Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock. Under this program, we may, from time to time, purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. During the 13 weeks ended September 28, 2014, we repurchased 471,290 shares of common stock for approximately $5.8 million in open market transactions. At September 28, 2014, the remaining dollar value of authorization under the share repurchase program was $29.2 million.

Credit Facility

On September 21, 2012, we entered into a five-year revolving credit facility agreement with JPMorgan Chase Bank, N.A. that expires in September 2017 and provides for borrowings up to $35.0 million to fund capital expenditures for new shops, renovations and maintenance of existing shops, and to provide ongoing working capital for other general and corporate purposes. We will be entitled to incur additional incremental increases in the revolving credit facility of up to $25.0 million that will be included in the credit facility if no event of default exists and certain other requirements are met. The credit facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.25:1 and a minimum debt service coverage ratio, as defined, of 1.5:1. The credit facility also limits the restricted payments (primarily distributions and equity repurchases) that we may make, unless we obtain certain waivers or amendments from our lender. We were in compliance with these restrictions and conditions as of September 28, 2014. The credit facility is secured by substantially all assets of the Company. Borrowings under the credit facility bear interest at our option at either (i) a Eurocurrency rate determined by reference to the applicable LIBOR rate plus an applicable margin or (ii) a prime rate as announced by JPMorgan Chase plus an applicable margin. As of September 28, 2014, we had no amounts outstanding under the credit facility.

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

Revenues from our gift cards are deferred and were previously recognized upon redemption or after a period of 36 months of inactivity on gift card balances (“gift card breakage”) and we do not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. We monitor our actual patterns of redemption and update our estimates and assumptions regarding redemption as the actual pattern changes. We estimate and record gift card breakage income based on our historical redemption pattern. During the third fiscal quarter of 2014, we updated our analysis of historical gift card redemptions based on approximately three years of historical data and changed our estimate to record gift card breakage income from 36 months to 24 months after the date of issuance for all gift cards that have not been redeemed. In accordance with ASC 250, “Accounting Changes and Error Corrections,” we recorded a cumulative adjustment of $0.2 million, which is included in other operating expenses, representing the effect of this change in accounting estimate.

Off-Balance Sheet Arrangements

As of September 28, 2014, we do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks September 28, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Value of Share that May Yet be Purchased Under the Program (2)
	(In thousands, except per share amounts)
June 30, 2014 – July 27, 2014	—	—	—	—
July 28, 2014 – August 24, 2014	81,000	12.30	81,000	34,003,920
August 25, 2014 – September 28, 2014	390,290	12.30	390,290	29,212,534

Total:	471,290		471,290

(1)	Average price paid per share excludes commissions.
(2)	On August 5, 2014, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to $35.0 million of our common stock. Such repurchases may take place from time to time in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTBELLY CORPORATION

Date: November 5, 2014	By:	/s/ Charles Talbot
Charles Talbot
Chief Financial Officer
(Principal Financial Officer)