Form 10-K
period 2014-12-28
POTBELLY CORP
filed 2015-02-25
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2014, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $311.8 million, based on the closing price of the registrant’s common stock on such date as reported on the Nasdaq Global Select Market.

As of February 20, 2015, 28,930,224 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made throughout this Annual Report and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “strives,” “goal,” “seeks,” “projects,” “intends,” “forecasts,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

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

We believe executing on The Potbelly Advantage at a high level creates a distinct competitive advantage and drives our operating and financial results, as illustrated by the following:

•	As of December 28, 2014, we had a domestic base of 351 shops in 26 states and the District of Columbia. Of these, the company operates 334 shops and franchisees operate 17 shops. In addition, there are 12 franchised shops in the Middle East. Total shop growth was 13.8% over the prior year;

•	We achieved positive annual comparable store sales growth for the past five years, with levels of 1.8%, 1.7%, 3.4%, 1.5% and 0.1% in 2010, 2011, 2012, 2013 and 2014, respectively (comparable store sales reflect the change in year-over-year sales of shops open for 15 or more months);

•	From 2013 to 2014, we increased our total revenue 9.1% to $327.0 million, our adjusted EBITDA 4.6% to $36.8 million and our net income attributable to Potbelly 246.5% to $4.4 million; and

•	From 2010 to 2014, we averaged shop-level profit margin greater than 20.0%, with levels of 20.9%, 21.6%, 20.7%, 20.2% and 19.2% in 2010, 2011, 2012, 2013 and 2014, respectively (shop-level profit margin measures net shop sales less shop operating expenses as a percentage of net shop sales).

Shop-level profit margin is not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). See “Selected Financial Data” in Item 6 for a discussion of adjusted EBITDA, adjusted EBITDA margin and shop-level profit margin and a reconciliation of the differences between adjusted EBITDA and net income (loss) and shop-level profit and income (loss) from operations, as well as a calculation of shop-level profit margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a definition of comparable store sales.

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

Our Competitive Strengths

We believe the following competitive strengths provide a platform for us to achieve continued growth:

Simple, Made-to-Order Food. Our menu features items made from high quality ingredients, such as fresh vegetables, hearth-baked bread and all-natural, breast meat chicken (without preservatives or artificial flavors). We also use whole muscle turkey, ham and roast beef, rather than chopped and formed deli meats. See “—Our Food—Our Menu” for more information on our ingredients. Our sandwiches are made fresh to order, and many are based on the original recipes from 1977. They are served toasty warm on our signature multigrain or regular bread or on our multigrain Flats, all of which are delivered to our shops. We slice our meats and cheeses daily in each shop to ensure freshness. Our sandwiches can be customized with a variety of toppings, including our unique Potbelly hot peppers that are made with a combination of spices exclusively for us. We make our sandwiches to have the right balance of ingredients with the last bite tasting as good as the first. Our generously sized cookies are baked fresh daily in each shop, and our hand-dipped shakes, malts and smoothies are made from real ingredients and come with our signature butter cookie on the straw. Our menu regularly evolves based on consumer trends and customer feedback. Among other things, we solicit customer feedback quarterly via in-person “Customer Advisories” in our major markets and conduct an annual customer survey to help determine trends. See “—Our Food—Customer Feedback” for more information about these surveys. We believe our simple menu and freshly-made food offer ease of ordering and broad appeal and help us create loyal Potbelly fans that return again and again. Based on the CREST® data provided by the NPD Group, which tracks consumer reported eating share trends, our customers eat at our shops approximately 2.1 times every four-week period. Additionally, based on an annual customer survey we conduct, which we distributed by email, we believe approximately 20% of our customers come to a Potbelly shop one or more times per week.

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

Attractive Shop Economics. Our shop model is designed to generate, and has generated, strong cash flow, attractive shop-level financial results and high returns on investment. We operate our shops successfully in a wide range of geographic markets, population densities and real estate settings. We aim to generate average shop-level profit margins, a non-GAAP measure, above 20% and target cash-on-cash returns, on new company-operated shops, above 25% after two full years of operation. Our ability to achieve such margins and returns depends on a number of factors. For example, we face increasing labor and commodity costs, which we have partially offset by increasing menu prices. Although there is no guarantee that we will be able to maintain these returns, we believe our attractive shop economics support our ability to profitably grow our brand in new and existing markets.

Management Team with Substantial Operating Experience. Our senior management team has extensive operating experience across disciplines in the restaurant and retail sectors, including store operations, marketing, human resources, innovation, real estate, supply chain and finance. This team has an average of over 17 years of restaurant industry experience, and many of our executives have experience at large public companies. Our core senior management team has been together since 2008, when we hired our President and CEO, Aylwin Lewis. Aylwin was previously with Yum! Brands, Inc. from 1991 to 2004, most recently as President and Chief Multibranding and Operating Officer, as well as with Sears Holdings from 2004 to 2008, most recently as President and CEO. We believe our experienced leadership team is a key driver of our success and positions us to execute our long-term growth strategy.

Distinct, Deep-Rooted Culture: The Potbelly Advantage. We believe our culture is a key to our success. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission, Passion and Values. The Potbelly Advantage is the written mission statement for our company that is shared with everyone who works at our company, from our top executives to shop associates. We believe such mission statement serves as the foundation of everything we do, including how we plan and manage our business. Our Vision is to create Potbelly fans nationwide. We want our customers to feel we are their “Neighborhood Sandwich Shop” and to become Potbelly fans and advocates. Our Mission is to make our customers and employees happy, to make more money and to improve our business every day. Our Passion is to be “The Best Place for Lunch.” We strive to emphasize our Values of integrity, teamwork, accountability, positive energy and coaching throughout all levels of our organization including in our hiring process and training programs. We also place importance on values for our leaders, such as delivering results through execution and building and inspiring teams. The Potbelly Values form a common language across our organization that we believe makes Potbelly a place our employees love to work. Through our Ethics Code of Conduct, ongoing training and evaluations, we encourage our employees to perform at their personal best and help them to work together as a team to make sure we deliver a positive experience to everyone who works here. See “—Shop Operations and Management—Our People.” Our culture helps us attract and retain employees and has contributed to our hourly employee turnover rate of 79% for the year ended December 28, 2014. We believe The Potbelly Advantage allows us to deliver operational excellence and grow our business and our base of devoted Potbelly fans.

Our Growth Strategy

We strive to grow profitability and create value for our stockholders by working to achieve the goals listed below. While we cannot provide assurances that we will achieve and maintain these objectives, we consider each of them to be a core strategy of our business.

Run Great Shops. We believe that continued excellence in shop-level execution is fundamental to our growth strategy. To maintain our operational standards we use a Balanced Scorecard approach to measure People, Customers, Sales and Profits at each of our shops. Hiring the right people and maintaining optimal staffing levels enable us to run efficient operations. We track metrics such as peak hour throughput, mystery shopper scores and neighborhood engagement activities, such as fundraisers for local causes, to improve the customer experience. Shop sales and profitability are benchmarked against prior year periods and budget, and we focus on achieving targets on a shop-by-shop basis. To support our shop operators, we invest in systems and technology that can meaningfully improve shop-level execution. For example, we have enhanced capabilities around in-line order-taking by using a proprietary tablet system in approximately 49% of our shops as of December 28, 2014 to further increase throughput by increasing accuracy and speed of order taking. In addition, we are expanding our backline businesses, including catering, delivery and online ordering, which we view as additional growth drivers.

Find and Build Great Shops. Our shops are successful in diverse markets in 26 states and the District of Columbia, and we intend to continue to build company-operated shops in both new and existing markets utilizing our thoughtful site selection process. We evaluate a number of metrics to assess the optimal sites for our new shops, including neighborhood daytime population, site visibility, traffic and accessibility, along with an on-the-ground qualitative assessment of the characteristics of each unique trade area. This location-specific approach to development allows us to leverage our versatile shop format, which does not have standardized requirements with respect to size, shape or location, to achieve strong returns across a wide range of real estate settings. See “—Site Selection and Expansion—Shop Design” for more information about our shop requirements. In 2012, 2013 and 2014, we opened 31, 34 and 39 new company-operated shops, respectively, and expanded into Boston, Phoenix, Cleveland, Kansas City, Portland, Oregon and Denver. In those same time periods, we closed one shop, two shops and one shop, respectively, due to under-performance or lease expirations. We expect to open 40 to 45 new company-operated shops in 2015. Over the long term, we plan to grow the number of Potbelly shops at least 10% annually. We cannot provide assurance that we will be able to grow the number of Potbelly shops by 10% in any year or over any period of time or that we will be able to open any specific number of shops in any year.

Achieve High Margins and Returns. Our approach to margin enhancement begins with continuous efforts to improve the financial results of our shops. We focus on cash-on-cash returns to the company and look to grow shop-level profitability each year through sales growth and productivity improvements. From 2010 to 2014, we averaged shop-level profit margin, a non-GAAP measure, greater than 20.0%, with levels of 20.9%, 21.6%, 20.7%, 20.2% and 19.2% in 2010, 2011, 2012, 2013 and 2014, respectively. We also focus on cash flow generation, which supports our self-funded development model of sourcing our liquidity and capital resource needs primarily from operating activities and cash and cash equivalents. We also have a credit facility to provide another source of liquidity and to manage cash flow timing. Currently, we have no amounts outstanding under the credit facility. We believe we exercise strong financial discipline in managing expenses and by encouraging employee efficiency with the goal of achieving and maintaining general and administrative expenses under 10% of revenue. In addition, we expect our sales and shop-level profit margin to grow faster than general and administrative expenses. For fiscal 2014, our general and administrative expenses as a percentage of total revenues were 9.9%. Our intention is to maintain average shop-level profit margins over 20% as we continue to grow. However, we cannot provide assurances that we will be able to maintain our shop-level profit margin levels or that we will be able to achieve or maintain low levels of expenses.

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

Be a Great Franchisor. In 2010, we initiated a program to franchise shops in selected markets in the U.S. As of December 28, 2014, we had domestic franchise shops in Arkansas, Illinois, Indiana, Kentucky, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, Tennessee, Texas and Virginia. As we develop our franchise program, we intend to expand the number of franchise shops on a disciplined basis. We perform a market analysis and focus on markets we believe have appropriate characteristics for our franchise shops and on franchisees that are compatible with the Potbelly culture. As of December 28, 2014, our franchisees operated 17 shops domestically. We expect to open between five and ten new franchisee-operated shops in 2015. In addition, we have signed international franchise development agreements to open franchises in the Middle East and in Europe. We have a franchise development agreement with the Alshaya Trading Company W.L.L. (“Alshaya”), a leading franchisee of retail brands, to develop shops in the Middle East. As of December 28, 2014, Alshaya operated 12 shops in Kuwait, the United Arab Emirates and Bahrain. We also recently signed a franchise development agreement with Buraq Leisure (La Martina) Limited (“Buraq”) granting Buraq the exclusive right to develop Potbelly shops in London for a period of five years, during which Potbelly expects Buraq to open up to ten Potbelly shops. See “—Franchising” for more information about our domestic and international franchise programs. Although we do not expect franchise activities to result in significant revenue in the near term, we see the selective expansion of our franchising efforts to be a valuable potential growth opportunity over time.

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

Every toasty warm sandwich on the Potbelly menu is made-to-order and customizable, with many based on the original recipes from 1977. Sandwiches are made with our signature multigrain or regular bread as “Originals” (our “regular” size), “Bigs” (30% bigger) or “Skinnys” (less meat and cheese starting under 400 calories); or on “Flats” (thin multigrain bread which is 90 calories less than our Originals). We slice our meats and cheeses daily in each shop to ensure freshness, and each of our sandwiches can be customized with a variety of toppings, including our unique Potbelly hot peppers that are made with a combination of spices exclusively for us. We believe our sandwiches have the right balance of ingredients with the last bite tasting as good as the first.

Our core sandwich offerings include Turkey Breast, Italian, Grilled Chicken and Cheddar, Smoked Ham, A Wreck, Chicken Salad, Meatball, Pizza Sandwich, Mediterranean, Roast Beef and Tuna Salad. Customers can also order off-menu sandwiches and variations on our sandwiches, including the “Wrecking Ball” (A Wreck plus meatballs), the “Lucky Seven” (which includes all seven of our sliced meat choices) and the “Cheeseburger” (the Meatball with cheddar cheese and no marinara). These items are on what our loyal fans call the “Underground Menu,” which contributes to the special connection between Potbelly and our customers.

Our shops also offer salads which are made fresh to order with high quality ingredients. Our signature salads include the Uptown Salad, Farmhouse Salad, Chicken Salad Salad, A Wreck Salad, Mediterranean Salad and Chickpea Veggie Salad. Customers may order any of our salads without meat for a vegetarian option and may customize a salad as they desire. Salads come with a choice of dressing, including Potbelly Vinaigrette, Balsamic Vinaigrette, Buttermilk Ranch and Non-Fat Vinaigrette. We believe our signature salads are key to diversifying our menu and help ensure that there is something for everyone at our shops.

We also offer soups, chili and side dishes. Different soups are offered daily, including varieties such as Broccoli Cheddar, Chicken Noodle, Loaded Baked Potato, Chicken Enchilada and Tomato soup. We also have a vegan soup option, our Garden Vegetable. Our chili is available seven days a week and is a hearty recipe of ground beef, kidney beans, onions and bell peppers sweetened with a touch of molasses. Additionally, customers can choose side dishes of coleslaw, macaroni salad, potato salad, potato chips or a whole dill pickle.

Our hand-dipped shakes and smoothies are made with real ingredients and come with our signature butter cookie on the straw. Our classic shake flavors include vanilla, chocolate, strawberry, coffee and Oreo ®, and our smoothies include real fruit, such as bananas and strawberries. Our varieties of cookies are baked fresh in each shop daily and include Oatmeal Chocolate Chip, Sugar and Chocolate Brownie cookies. Customers can also order an ice cream sandwich, with their choice of cookies and ice cream, or our signature chocolate and caramel Dream Bar.

Certain of our shops in areas with high early morning traffic also offer breakfast selections. As of December 28, 2014, approximately 28% of our shops offered breakfast selections. Our breakfast menu includes made-to-order breakfast sandwiches on our Flats or our signature multigrain or regular bread and include Egg & Cheddar Cheese; Bacon, Egg & Cheddar Cheese; Sausage, Egg & Cheddar Cheese; and Ham, Mushroom, Egg & Swiss Cheese. Like our lunch and dinner sandwiches, our breakfast sandwiches are served toasty warm and any of our toppings can be added. We also offer steel cut oatmeal with toppings such as raisins, brown sugar, bananas, walnuts, apples and cranberries, and have other breakfast items available such as yogurt parfaits, bagels and dark roast coffee.

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

Overall, we believe our menu of high quality food at reasonable prices offers considerable value to our customers. In fiscal 2014, our system-wide average check was approximately $7.30. We generally do not discount our menu items in order to help ensure that we are able to maintain our high standards, as opposed to the discounting programs implemented by some other restaurant operators aimed at increasing traffic and revenue but that may impact profitability and quality.

Customer Feedback

We seek customer feedback on our food and operations in various ways. For example, we conduct an annual customer survey via email to learn what our customers think about us. We circulate a voluntary online survey to each customer listed in our company-wide email database, which includes email addresses obtained through our website, customer complaints and compliments, our in-shop business card drop, our Facebook page and other methods. In 2014, we sent the online survey to over 400,000 customers, with over 26,000 customers electing to participate. Customers who take the annual survey were entered into a drawing for a nominal Potbelly gift card.

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

Evolution of Our Menu

We have selectively expanded our menu offerings in response to shifts in customer tastes and demand. For example, we began offering breakfast items in 2001, Bigs and Skinnys in 2008 and Flats in 2014. We also introduced the all-veggie Mediterranean sandwich in 2012 and the Mediterranean salad in 2014. We will continue to respond to consumer trends and customer feedback as we believe menu innovations are a way for us to continue to grow our business.

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

Our People

We look to attract, hire and retain smart, talented and outgoing people who share and demonstrate our values. We value friendly employees who engage with our customers in a genuine way to provide a personalized experience. We select employees using interview questions based on our values to determine the extent of candidate fit. All employees attend culture training classes that include team exercises and scenarios to practice utilizing the tools relative to our values of integrity, teamwork, accountability, positive energy and coaching. We strive to empower our employees to do what is right and encourage them to perform at their personal best. We believe we make expectations and accountabilities clear through our culture training and our Ethics Code of Conduct, which summarizes employee conduct guidelines and is required to be reviewed and signed by every employee biennially. We believe we encourage each employee to perform at their personal best by establishing personal and professional goals through an ongoing continuous development plan. We believe the success of these programs is evident in our turnover rates and our internal promotion rates. For example, our associate, shift leader, assistant manager and general manager turnover rates have experienced significant reductions in the last five years since the inception of these programs. Employees are further encouraged to perform at their personal best through an ongoing scorecard measuring system that is tied directly to a pay for performance compensation program. We believe our sustainable process to hire, train and develop our people enables us to deliver a positive customer experience. A typical Potbelly shop consists of one manager, one assistant manager and as many as 12 to 16 employees during our peak hours.

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

In addition, music has been integral to the Potbelly culture since our first shop opened in 1977 and adds a neighborhood vibe. Local musicians frequently perform live at Potbelly shops creating a distinctive dining experience. Some of our shops also host special events. For example, Open Mic Night in Ann Arbor and New York City features up-and-coming local musicians.

We believe the combination of our great food, people and atmosphere makes Potbelly “The Best Place for Lunch.”

Site Selection and Expansion

We believe we are well positioned to continue growth in our existing markets and have significant expansion potential in new geographic areas throughout the United States. As of December 28, 2014, we had a domestic base of 351 shops in 26 states and the District of Columbia. Of these, the company operates 334 shops and franchisees operate 17 shops. In addition, there are 12 franchised shops in Kuwait, the United Arab Emirates and Bahrain.

Over the long-term, we plan to grow the number of Potbelly shops by at least 10% annually. In 2012, 2013 and 2014, we opened 31, 34 and 39 new company-operated shops, respectively, and expanded into Boston, Phoenix, Cleveland, Kansas City, Portland, Oregon and Denver. In 2015, we expect to open 40 to 45 company-operated shops in total. We cannot provide assurance that we will be able to grow the number of Potbelly shops by 10% in any year or over any period of time or that we will be able to open any specific number of shops in any year.

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

Shop Design

We strive to create a unique customer experience that delivers a neighborhood feel for each shop. We typically design the interior of our shops in-house, utilizing outside architects when necessary. Our design team sources most furnishings and decorations for our shops. Each of our shops features vintage décor and shared design elements, such as the use of wood, wallpaper motifs and our signature Potbelly stove. Consistent with The Potbelly Advantage, our shops display locally-themed photos and other decorative items inspired by the neighborhood. Most of our shops also feature a space for musicians to perform. Our shop size averages approximately 2,300 square feet; however, we currently target shop sizes between 1,800 and 2,500 square feet for new openings. The dining area of a typical shop can seat anywhere from 40 to 60 people. Some of our shops incorporate larger dining areas and outdoor patios. We believe the unique atmosphere and local music creates a lively place where friends and family can get together, encourages repeat visits by our customers and drives increased sales.

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

Franchising

In 2010, we initiated a program to selectively franchise our shops to take advantage of incremental growth opportunities. We intend to expand the number of franchise shops on a disciplined basis as we develop our franchise program. As of December 28, 2014, we had 17 domestic franchised shops in 13 states. In 2011, our first international franchise shop opened with Alshaya, our first franchise partner. As of December 28, 2014, Alshaya operated 12 franchised shops in Kuwait, the United Arab Emirates and Bahrain and has exclusive franchising rights in the Middle East. Our agreement with Alshaya provides that Alshaya may also open shops in Egypt, Jordan, Lebanon, Oman, Qatar and Saudi Arabia. We also recently entered into a franchise development agreement with Buraq, pursuant to which Buraq has the exclusive right to develop Potbelly shops in London for a period of five years. We expect Buraq to open up to ten Potbelly shops in London during that period.

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

Advertising

We also promote our shops through local media in markets in which we have scale. The uses of digital and outdoor media are the most common advertising vehicles used in these markets. Additionally, we rely on in-shop materials to communicate and market to our customers. Our internal corporate production staff is responsible for the creative work around our advertising and other forms of communication. In the end, our best advertising comes from our customers. We believe the Potbelly experience fosters strong customer loyalty and encourages our fans to promote the brand through word-of-mouth marketing.

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

Sourcing and Supply Chain

Our supply chain team sources, negotiates and purchases food supplies for our shops. We believe in using high quality ingredients while maintaining our value position in the marketplace. We benchmark our products against the competition using consumer panels. We contract with Distribution Market Advantage, Inc., or DMA, a cooperative of multiple food distributors located throughout the nation. DMA is a broker with whom we negotiate and gain access to third-party food distributors and suppliers. For fiscal year 2014, distributors through our DMA arrangement supplied us with approximately 90%-96% of our food supplies through four primary distributors: Reinhart FoodService, L.L.C., Ben E. Keith Company, Food Services of America, and Shamrock Foods. Our remaining food supplies are distributed by other distributors under separate contracts. Our distributors deliver supplies to our shops approximately two to three times per week.

We negotiate pricing and volume terms directly with certain of our suppliers and distributors or through DMA. Our supply chain team utilizes a mix of forward pricing protocols for certain items under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. Our use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically 12 months or less).

Currently we have pricing arrangements of varying lengths with our distributors and suppliers, including distributors and suppliers of meats, dairy, bread, cookie dough and other products. Meats represent about 29% of our product purchasing composition. In fiscal year 2014, more than 92% of our meat products were sourced from 10 suppliers under non-exclusive contracts. We have a non-exclusive contract with Campagna-Turano Bakery, Inc. for our signature multigrain bread. Campagna-Turano Bakery, Inc. produces bread items in a primary and secondary production facility. We have secondary suppliers in place for many of our significant meats, and we believe we would be able to source our meat and bread requirements from different suppliers if doing so became necessary. However, changes in the price or availability of certain products may affect the profitability of certain items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.

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

The Patient Protection and Affordability Act of 2010 (the “PPACA”) enacted in March 2010 requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. The FDA issued final regulations with regard to restaurant menu labeling that will become effective December 1, 2015. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

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

Employees

As of December 28, 2014, we employed approximately 7,000 persons, of which approximately 190 are corporate personnel, 540 are shop management personnel and the remainder are hourly shop personnel.

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

You should carefully consider the following factors, which could materially affect our business, financial condition or results of operations. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the related notes to those statements included in Item 8.

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

Economic conditions in the United States could materially affect our business, financial condition and results of operations.

The restaurant industry depends on consumer discretionary spending. During periods of economic downturn, continuing disruptions in the overall economy, including the impacts of high unemployment and financial market volatility and unpredictability, may cause a related reduction in consumer confidence, which could negatively affect customer traffic and sales throughout our industry. These factors, as well as national, regional and local regulatory and economic conditions, gasoline prices, disposable consumer income and consumer confidence, affect discretionary consumer spending. If economic conditions worsen, customer traffic could be adversely impacted if our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out. If negative economic conditions persist for a long period of time or become pervasive, consumer changes to their discretionary spending behavior, including the frequency with which they dine out, could be more permanent. The U.S. economy is likely to be affected by many national and international factors that are beyond our control. If sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Prolonged negative trends in shop sales could cause us to, among other things, reduce the number and frequency of new shop openings, close shops or delay remodeling of our existing shops or take asset impairment charges.

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

One of the key means of achieving our growth strategies will be through opening new shops and operating those shops on a profitable basis. We expect this to be the case for the foreseeable future. We opened 39 new company-operated shops in 2014 and expect to open 40 to 45 new company-operated shops in 2015. We must identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current shops, demographics, traffic patterns and information gathered from local employees. We may not be able to open our planned new shops on a timely basis, if at all, given the uncertainty of these factors. In the past, we have experienced delays in opening some shops and that could happen again. Delays or failures in opening new restaurants could adversely affect our business and results of operations. As we operate more shops, our rate of expansion relative to the size of our restaurant base will eventually decline.

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

Although we target specified operating and financial metrics, new shops may not meet these targets or may take longer than anticipated to do so. Any new shops we open may not be profitable or achieve operating results similar to those of our existing shops. For example, in 2012, 2013 and 2014, we closed one shop, two shops and one shop, respectively, due to under-performance or lease expirations. If our new shops do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected comparable store sales, our business, financial condition or results of operations could be adversely affected.

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

In 2014, we opened 39 company-operated shops and seven franchisee-operated shops, and we plan to continue to increase the number of our shops in the next several years. This growth strategy and the substantial investment associated with the development of each new shop may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. Our future results depend on various factors, including successful selection of new markets and shop locations, local market acceptance of our shops, consumer recognition of the quality of our food and willingness to pay our prices, the quality of our operations and general economic conditions. In addition, as has happened when other restaurant concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. Newly opened shops or our future markets and shops may not be successful or our average net sandwich shop sales may not increase at historical rates, which could adversely affect our business, financial condition or results of operations.

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

We may be adversely affected by news reports or other negative publicity (regardless of their accuracy), regarding food quality issues, public health concerns, illness, safety, injury or government or industry findings concerning our shops, restaurants operated by other foodservice providers, or others across the food industry supply chain. The risks associated with such negative publicity cannot be completely eliminated or mitigated and may materially harm our results of operations and result in damage to our brand.

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

Our financial performance is highly dependent on shops located in Illinois, Texas, Washington, D.C., Michigan, Minnesota and Ohio, which comprised approximately 66% of our total domestic shops as of December 28, 2014. Shops located in the Chicago metropolitan area comprised approximately 27% of our total domestic shops as of such date. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our shops in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters.

In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could negatively impact our results of operations. For example, we experienced temporary shop closures on the east coast due to Hurricane Sandy which occurred in late fiscal 2012 and continued to impact operations into the beginning of fiscal 2013. Thirty-nine shops were closed for at least one day and three shops remained closed for a period of approximately three to five months. A total of 269 and 377 full shop operating days were lost by December 30, 2012 and December 29, 2013, respectively. More recently, during the first quarter of 2014, nearly 80% of our shops were located in areas that were negatively impacted by extreme cold temperatures, heavy snowfall, or a combination of both, for a majority of the operating days in that fiscal quarter. Temporary or prolonged shop closures may occur and customer traffic may decline due to the actual or perceived effects of future weather related events.

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

In addition, our domestic franchising activities are subject to laws enacted by a number of states, rules and regulations promulgated by the U.S. Federal Trade Commission and certain rules and requirements regulating franchising activities in foreign countries. Failure to comply with new or existing franchise laws, rules and regulations in any jurisdiction or to obtain required government approvals could negatively affect our franchise sales and our relationships with our franchisees.

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

We have a limited number of suppliers for our major products, such as bread. In 2014, we purchased almost all of our bread from one supplier, Campagna-Turano Bakery, Inc., and more than 92% of our meat products from ten suppliers. In addition, we contract with Distribution Market Advantage, Inc., or DMA, a cooperative of multiple food distributors located throughout the nation to provide the majority of our food distribution services in the U.S. Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs. See “Business—Sourcing and Supply Chain” in Item 1.

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

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The stock market in general has been highly volatile, and this may be especially true for our common stock given our growth strategy and stage of development. As a result, the market price of our common stock is likely to be similarly volatile. You may experience a decrease, which could be substantial, in the value of your stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of your investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this Annual Report and others such as:

•	actual or anticipated fluctuations in our quarterly or annual operating results and the performance of our competitors;

•	publication of research reports by securities analysts about us, our competitors or our industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	sales, or anticipated sales, of large blocks of our stock or of shares held by our stockholders, directors or executive officers;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community, whether or not correct, involving us, our suppliers or our competitors;

•	changes in accounting principles;

•	litigation and governmental investigations;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	a food-borne illness outbreak;

•	severe weather, natural disasters and other calamities; and

•	changes in general market and economic conditions.

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

As of December 31, 2014, beneficial owners of 5.0% or more of our outstanding shares owned in the aggregate shares representing approximately 33.8% of our outstanding voting power. Persons associated with certain of these stockholders currently serve on our board of directors. In particular, Maveron Equity Partners 2000, L.P., Maveron Equity Partners III, L.P. and their affiliated funds (the “Maveron Entities”) beneficially own, in the aggregate, shares representing approximately 11.4% of our outstanding voting power. As a result, the Maveron Entities, together with certain other stockholders, could potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change in control transactions. The interests of such stockholders may not always coincide with the interests of the other holders of our common stock.

Our management has broad discretion over the use of the net proceeds we received from our initial public offering and might not apply the proceeds in ways that increase the value of your investment.

We will continue to use the net proceeds received by us from our initial public offering for share repurchases, working capital and other general corporate purposes, such as to continue to maintain our existing shops and to support our growth. Our management has broad discretion over the use and investment of the proceeds, and, accordingly, investors will need to rely upon the judgment of our management with respect to the use of the proceeds, with only limited information concerning management’s specific intentions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. As of December 28, 2014, we had the following number of company-operated shops located in the following areas:

Location	Number of Shops	Location	Number of Shops
Illinois	94	Washington	8
Texas	46	Massachusetts	6
District of Columbia	24	Colorado	5
Maryland	21	Oregon	5
Michigan	20	Indiana	4
Virginia	20	Pennsylvania	3
Ohio	19	New Jersey	2
Minnesota	17	Connecticut	1
New York	17	Kansas	1
Arizona	10	Kentucky	1
Wisconsin	9	Missouri	1

		Total	334

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

As of December 28, 2014, we occupied approximately 20,000 square feet of office space in Chicago, Illinois under a lease for our corporate headquarters. We intend to move our headquarters to new office space in Chicago in 2015, and on September 26, 2014, we executed an 11 year lease for the new space.

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

	2014		2013
	High	Low	High	Low
First Quarter	$26.17	$17.82	$—	$—
Second Quarter	18.32	15.28	—	—
Third Quarter	15.96	10.97	—	—
Fourth Quarter (1)	14.42	11.45	32.40	24.35

(1)	The fourth quarter of 2013 represents the period from October 4, 2013, the date of our IPO, through December 29, 2013, the end of our fourth quarter.

On February 20, 2015, the closing price of our common stock on the Nasdaq Global Select Market was $15.34 per share.

Holders

As of December 28, 2014, there were 63 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Purchases of Equity Securities by the Issuer

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended December 28, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
September 29, 2014 – October 26, 2014	130,800	$12.13	130,800	$27,640,095
October 27, 2014 – November 23, 2014	90,700	$13.31	90,700	$26,438,943
November 24, 2014 – December 28, 2014	134,300	$12.50	134,300	$24,770,533

Total	355,800		355,800

(1)	Average price paid per share excludes commissions.
(2)	On August 5, 2014, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to $35.0 million of our common stock. Such repurchases may take place from time to time in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions.

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Potbelly Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, S&P 600 Smallcap Index and S&P 600 Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from October 4, 2013 (the date our common stock commenced trading on the NASDAQ) to December 28, 2014. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	10/4/2013	12/27/2013	3/31/2014	6/30/2014	9/30/2014	12/28/2014
Potbelly Corporation	$100.00	$180.29	$127.64	$114.00	$83.29	$87.07
S&P 600	$100.00	$109.64	$110.97	$113.26	$105.64	$117.30
S&P 600 Restaurants	$100.00	$115.89	$117.63	$119.51	$116.16	$145.25
NASDAQ Composite	$100.00	$109.51	$110.93	$116.82	$119.44	$128.13

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

We used approximately $49.9 million of the net proceeds received from the offering to pay a previously declared one-time cash dividend on shares outstanding prior to the offering and we used $14.0 million to repay borrowings under our credit facility. During fiscal year 2014, we used approximately $10.2 million of the net proceeds to repurchase common stock pursuant to the share repurchase program authorized by our Board of Directors on August 1, 2014. We will continue to use the remaining proceeds for share repurchases, working capital, and general corporate purposes. Other than in connection with the cash dividend payment discussed above, no payments were made to directors, officers or persons owning ten percent or more of any class of our equity securities, or to their associates, or to our affiliates.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and other data as of the dates and for the periods indicated. We derived the consolidated statements of operations data presented below for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 and selected balance sheet data presented below as of December 28, 2014 and December 29, 2013 from our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended December 25, 2011 and December 26, 2010 and the selected balance sheet data as of December 30, 2012, December 25, 2011 and December 26, 2010 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal years 2014, 2013, 2011 and 2010 were 52-week years. Fiscal year 2012 included a 53rd week. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

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

	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
	($ in thousands, except per share data)
Total Revenues	$326,979	$299,712	$274,914	$237,966	$220,573
Expenses:
Sandwich shop operating expenses:
Cost of goods sold, excluding depreciation	93,688	87,380	79,847	68,491	63,009
Labor and related expenses	93,165	83,579	77,479	67,036	63,506
Occupancy expenses	41,389	36,394	32,016	26,511	25,238
Other operating expenses	34,669	30,781	28,119	24,095	22,620
General and administrative expenses	32,420	39,656	29,624	26,911	26,563
Depreciation expense	19,615	17,875	16,219	14,838	15,647
Pre-opening costs	1,634	1,437	2,051	1,521	267
Impairment and loss on disposal of property and equipment	3,128	1,135	994	365	2,952

Total expenses	319,708	298,237	266,349	229,768	219,802

Income from operations	7,271	1,475	8,565	8,198	771
Interest expense	179	387	541	495	519
Other expense	—	2	6	1	9

Income before income taxes	7,092	1,086	8,018	7,702	243
Income tax expense (benefit) (1)	2,748	(204)	(15,994)	537	773

Net income (loss)	4,344	1,290	24,012	7,165	(530)
Net (loss) income attributable to non-controlling interests (2)	(14)	32	(34)	—	—

Net income (loss) attributable to Potbelly Corporation	4,358	1,258	24,046	7,165	(530)

Dividend declared and paid to common and preferred stockholders	—	(49,854)	—	—	—
Accretion of redeemable convertible preferred stock to maximum redemption value	—	(15,097)	(10,495)	(17,410)	(45,992)

Net income (loss) attributable to common stockholders	$4,358	$(63,693)	$13,551	$(10,245)	$(46,522)

	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
	($ in thousands, except per share data)
Net income (loss) per common share attributable to common stockholders (3):
Basic	$0.15	$(6.29)	$0.72	$(2.35)	$(9.34)
Diluted	$0.14	$(6.29)	$0.66	$(2.35)	$(9.34)
Weighted average shares outstanding:
Basic	29,209,298	10,132,805	4,013,414	4,359,930	4,978,621
Diluted	30,275,061	10,132,805	4,388,822	4,359,930	4,978,621
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	26,554	29,880	25,085	20,121	18,780
Investing activities	(29,209)	(28,098)	(25,936)	(17,758)	(6,243)
Financing activities	(3,919)	45,202	(700)	(7,197)	(4,382)
Selected Other Data:
Total company-operated shops (end of period)	334	296	264	234	218
Change in company-operated comparable store sales	0.1%	1.5%	3.4%	1.7%	1.8%
Operating income margin (4)	2.2%	0.5%	3.1%	3.4%	0.3%
Shop-level profit margin (5)	19.2%	20.2%	20.7%	21.6%	20.9%
Capital expenditures	29,209	28,098	25,936	17,758	6,243
Adjusted EBITDA (6)	36,849	35,222	31,451	26,752	21,052
Adjusted EBITDA margin (6)	11.3%	11.8%	11.4%	11.2%	9.5%

	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$63,005	$69,579	$22,595	$24,146	$28,980
Working capital	59,334	63,093	15,170	16,490	14,764
Total assets	191,947	186,080	126,699	99,110	98,424
Total debt	1,008	1,092	15,169	15,243	9,313
Total redeemable convertible preferred stock	—	—	250,343	239,848	228,544
Total equity (deficit)	156,325	153,273	(168,728)	(185,302)	(169,643)

(1)	The fiscal year ended December 30, 2012 included a $16.9 million tax benefit related to the release of a valuation allowance against substantially all of our deferred tax assets. The fiscal year ended December 29, 2013 included a $0.6 million benefit related to increasing the federal statutory rate to measure our deferred tax assets.
(2)	Non-controlling interests represent a non-controlling partner’s share of the assets, liabilities and operations related to two joint venture investments. We have ownership interests ranging from 65-75% in these consolidated joint ventures.
(3)

Net income (loss) per common share attributable to common stockholders is calculated using the weighted average number of common shares outstanding for the period. For fiscal years ending December 30, 2012, December 25, 2011 and December 26, 2010, net income (loss) per common share attributable to common stockholders was calculated under the two-class method as our redeemable convertible preferred stock participated in the undistributed earnings of the company. Earnings of the company were allocated between the common and preferred stockholders to account for the accretion of the redeemable convertible preferred stock to its maximum redemption value, thereby reducing the earnings of the company attributable to common stockholders. For the fiscal years ending December 25, 2011 and December 26, 2010, presented above, this resulted in net losses attributable to common stockholders, in total and on a per share basis, as the net income attributable to the company (if any) was exceeded by the change in maximum redemption value of the redeemable convertible preferred stock. Upon completion of the initial public offering on October 9, 2013, the redeemable convertible preferred stock was automatically converted to common stock. See Note 9—Capital Stock and Warrants to our consolidated financial statements in Item 8 for further information on the conversion.
(4)	Income (loss) from operations as a percentage of total revenues.
(5)	Shop-level profit is not required by, or presented in accordance with, GAAP, and is defined as income (loss) from operations less franchise royalties and fees, general and administrative expenses, depreciation expense, pre-opening costs and impairment and loss on disposal of property and equipment. Shop-level profit is a supplemental measure of operating performance of our shops and our calculation thereof may not be comparable to that reported by other companies. Shop-level profit margin represents shop-level profit expressed as a percentage of net company-operated sandwich shop sales. Shop-level profit and shop-level profit margin have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Management believes shop-level profit margin is an important tool for investors because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses shop-level profit margin as a key metric to evaluate the profitability of incremental sales at our shops, to evaluate our shop performance across periods and to evaluate our shop financial performance compared with our competitors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of shop-level profit margin and other key performance indicators. A reconciliation of shop-level profit to income (loss) from operations and a calculation of shop-level profit margin is provided below:

	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
	($ in thousands)
Income from operations	$7,271	$1,475	$8,565	$8,198	$771
Less: Franchise royalties and fees	1,515	1,138	844	503	—
General and administrative expenses	32,420	39,656	29,624	26,911	26,563
Depreciation expense	19,615	17,875	16,219	14,838	15,647
Pre-opening costs	1,634	1,437	2,051	1,521	267
Impairment and loss on disposal of property and equipment	3,128	1,135	994	365	2,952

Shop-level profit [Y]	$62,553	$60,440	$56,609	$51,330	$46,200
Total revenues	$326,979	$299,712	$274,914	$237,966	$220,573
Less: Franchise royalties and fees	1,515	1,138	844	503	—

Sandwich shop sales, net [X]	$325,464	$298,574	$274,070	$237,463	$220,573

Shop-level profit margin [Y÷X]	19.2%	20.2%	20.7%	21.6%	20.9%

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

	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
	($ in thousands)
Net income (loss) attributable to Potbelly Corporation	$4,358	$1,258	$24,046	$7,165	$(530)
Depreciation expense	19,615	17,875	16,219	14,838	15,647
Interest expense	179	387	541	495	519
Income tax expense (benefit)	2,748	(204)	(15,994)	537	773
Impairment and closures (a)	3,885	1,132	1,181	672	3,344
Pre-opening costs (b)	1,634	1,437	2,051	1,521	267
Stock-based compensation (c)	2,542	11,610	2,825	1,524	1,032
Public company costs (d)	1,888	1,727	582	—	—

Adjusted EBITDA	$36,849	$35,222	$31,451	$26,752	$21,052

(a)	This adjustment includes costs related to impairment of long-lived assets, gain or loss on disposal of property and equipment and shop closure expenses. Additionally, fiscal year 2014 reflects costs associated with our plans to move our corporate headquarters.
(b)	This adjustment includes expenses directly associated with the opening of new shops and are incurred prior to the opening of the shop.
(c)	This adjustment includes non-cash stock-based compensation. As a result of the consummation of our initial public offering, we recorded one-time charges of $10.0 million in fiscal year 2013 related to stock-based compensation, which primarily consist of a $7.6 million charge related to the cumulative expense for the periods in which the performance conditions were not met.
(d)	This adjustment includes one-time costs associated with our initial public offering as well as on-going public company costs. Both these costs primarily consist of legal and accounting fees.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal Year

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal years 2014 and 2013 were 52-week years. Fiscal year 2012 included a 53rd week. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

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

flavors). Our sandwiches are made fresh to order and served toasty warm on our signature multigrain or regular bread or on our multigrain Flats, all of which are delivered to our shops. Our menu also features a variety of cookies baked fresh daily in each shop, and our hand-dipped shakes, malts and smoothies are made from real ingredients. We believe the unique Potbelly experience encourages repeat customer visits and drives increased sales.

•	Differentiated Customer Experience That Delivers a Neighborhood Feel. We strive to provide a positive customer experience that is driven by both our employees and the atmosphere of our shops. We look to hire employees that are outgoing people and train them to interact with our customers in a genuine way while providing fast service. We believe our atmosphere is enhanced by live, local musicians that perform at least three times per week in the majority of our shops. Every Potbelly location strives to be “The Neighborhood Sandwich Shop,” creating devoted fans who tell others about their experience.

•	Attractive Shop Economics. Our shop model is designed to generate, and has generated, strong cash flow, with above 20% shop-level profit margins, a non-GAAP measure, and targeted cash-on-cash returns, on new company-operated shops, above 25% after two full years of operation. Our ability to maintain such margins and returns depends on a number of factors. For example, we face increasing commodity costs, which we have partially offset by increasing menu prices. Although there is no guarantee that we will be able to maintain these returns, we believe our shop economics support our ability to profitably grow our brand in new and existing markets.

•	Management Team with Substantial Operating Experience. Our senior management team has extensive operating experience across disciplines in the restaurant and retail sectors. Our senior team led by our CEO, Aylwin Lewis, averages over 17 years of restaurant industry experience and embraces the daily intensity needed to deliver growth in existing shops as well as growing the business in new neighborhoods. We believe our experienced leadership team is a key driver of our success and positions us to execute our long-term growth strategy.

•	Distinct, Deep-Rooted Culture: The Potbelly Advantage. We believe our culture is a key to our success. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission, Passion and Values. The Potbelly Advantage is a statement of our intentions and is the foundation of everything we do, including how we plan and manage our business. It allows us to deliver operational excellence and grow our business and our base of devoted fans.

We believe the combination of these strengths provides a competitive advantage in the marketplace. Continuing to execute at a high level across all aspects of our business is imperative to realize the growth potential for Potbelly. We are confident in our strategies, our people and the opportunity to make Potbelly a “Global Iconic Brand.”

Key Performance Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are comparable store sales, number of shop openings, shop-level profit margins and adjusted EBITDA.

Company-Operated Comparable Store Sales

Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable store base to include those shops open for 15 months or longer. As of the fiscal years ended December 30, 2012, December 29, 2013 and December 28, 2014, there were 227, 252 and 286 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in entree counts and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. Entrees are defined as sandwiches, salads and bowls of soup.

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

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) before depreciation and amortization, interest expense and provision for income taxes, adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: stock-based compensation expense, impairment and shop closure expenses, gain or loss on disposal of property and equipment and pre-opening expenses as well as costs associated with our plans to move our corporate headquarters. We believe that adjusted EBITDA is a more appropriate measure of operating performance, as it provides a clearer picture of operating results by eliminating expenses that are not reflective of underlying business performance.

Key Financial Definitions

Revenues

We generate revenue from net company-operated sandwich shop sales and our franchise operations. Net company-operated shop sales consist of food and beverage sales, net of promotional allowances and employee meals. Company-operated shop sales are influenced by new shop openings, shop closures and comparable store sales. Franchise royalties and fees consist of an initial franchise fee, a franchise development agreement fee and royalty income from the franchisee.

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

Other Operating Expenses

Other operating expenses include all other shop-level operating costs, the major components of which are credit card fees, operating supplies, utilities, repair and maintenance costs, shop-level marketing costs and musician expense.

General and Administrative Expenses

General and administrative expenses is comprised of expenses associated with corporate and administrative functions that support the development and operations of shops, including compensation and benefits, travel expenses, stock-based compensation costs, legal and professional fees, advertising costs, costs related to abandoned new shop development sites and other related corporate costs.

Depreciation Expense

Depreciation expense includes the depreciation of fixed assets and capitalized leasehold improvements.

Pre-Opening Costs

Pre-opening costs consist of costs incurred prior to opening a new shop and are made up primarily of travel, employee payroll and training costs incurred prior to the shop opening, as well as occupancy costs incurred from when we take site possession to shop opening. Shop pre-opening costs are expensed as incurred.

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

Interest Expense

Interest expense consists of interest on the note payable, unused commitment fees and deferred financing fees.

Non-controlling Interests

Non-controlling interests represent a non-controlling partner’s share of the assets, liabilities and operations related to two joint venture investments. We have ownership interests ranging from 65-75% in these consolidated joint ventures.

Accretion of Redeemable Convertible Preferred Stock to Maximum Redemption Value

Accretion of redeemable convertible preferred stock reflects the changes in measurement of the redeemable convertible preferred stock each reporting period to record the redeemable convertible preferred stock at its maximum redemption value at each reporting period.

Results of Operations

Fiscal Year 2014 (52 Weeks) Compared to Fiscal Year 2013 (52 Weeks)

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2014	% of Revenues	2013	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$325,464	99.5%	$298,574	99.6%	$26,890	9.0%
Franchise royalties and fees	1,515	0.5	1,138	0.4	377	33.1

Total revenues	326,979	100.0	299,712	100.0	27,267	9.1

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	93,688	28.7	87,380	29.2	6,308	7.2
Labor and related expenses	93,165	28.5	83,579	27.9	9,586	11.5
Occupancy expenses	41,389	12.7	36,394	12.1	4,995	13.7
Other operating expenses	34,669	10.6	30,781	10.3	3,888	12.6
General and administrative expenses	32,420	9.9	39,656	13.2	(7,236)	(18.2)
Depreciation expense	19,615	6.0	17,875	6.0	1,740	9.7
Pre-opening costs	1,634	0.5	1,437	0.5	197	13.7
Impairment and loss on disposal of property and equipment	3,128	1.0	1,135	0.4	1,993	175.6

Total expenses	319,708	97.8	298,237	99.5	21,471	7.2

Income from operations	7,271	2.2	1,475	0.5	5,796	392.9
Interest expense	179	0.1	387	0.1	(208)	(53.7)
Other expense	—	—	2	*	(2)	(100.0)

Income before income taxes	7,092	2.2	1,086	0.4	6,006	553.0
Income tax expense (benefit)	2,748	0.8	(204)	(0.1)	2,952	1,447.1

Net income	4,344	1.3	1,290	0.4	3,054	236.7
Net (loss) income attributable to non-controlling interests	(14)	*	32	*	(46)	(143.8)

Net income attributable to Potbelly Corporation	4,358	1.3	1,258	0.4	3,100	246.4
Dividend declared and paid to common and preferred stockholders	—	—	(49,854)	(16.6)	49,854	100.0
Accretion of redeemable convertible preferred stock to maximum redemption value	—	—	(15,097)	(5.0)	15,097	100.0

Net income (loss) attributable to common stockholders	$4,358	1.3%	$(63,693)	(21.3)%	$68,051	106.8%

*	Amount is less than 0.1%

Revenues

Revenues increased by $27.3 million, or 9.1%, to $327.0 million for fiscal year 2014, from $299.7 million for fiscal year 2013. Company-operated non-comparable store sales contributed $26.5 million, or 97.3%, of the total revenue increase, company-operated comparable store sales contributed $0.4 million, or 1.3%, of the total revenue increase and franchise shops contributed $0.4 million, or 1.4%, of the total revenue increase. The increase in company-operated comparable store sales resulted from certain menu price increases and menu mix, partially offset by a reduction in entrée counts, which were impacted by reduced traffic as well as significantly adverse weather in the first quarter.

Cost of Goods Sold

Cost of goods sold increased by $6.3 million, or 7.2%, to $93.7 million for fiscal year 2014, compared to $87.4 million for fiscal year 2013, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 28.7% for fiscal year 2014, from 29.2% for fiscal year 2013, primarily driven by lower commodity costs, certain menu price increases, as well as increased volume-based rebates from certain vendors.

Labor and Related Expenses

Labor and related expenses increased by $9.6 million, or 11.5%, to $93.2 million for fiscal year 2014, from $83.6 million for fiscal year 2013, primarily due to new shop openings. As a percentage of revenues, labor and related expenses increased to 28.5% for fiscal year 2014, from 27.9% for fiscal year 2013, primarily due to incremental training and shop-level staffing investments, as well as wage inflation in certain states as a result of statutory minimum wage increases.

Occupancy Expenses

Occupancy expenses increased by $5.0 million, or 13.7%, to $41.4 million for fiscal year 2014, from $36.4 million for fiscal year 2013, primarily due to new shop openings. As a percentage of revenues, occupancy expenses increased to 12.7% for fiscal year 2014, from 12.1% for fiscal year 2013, due to increased rent as a result of lease extensions in certain legacy markets and increases in other occupancy-related costs.

Other Operating Expenses

Other operating expenses increased by $3.9 million, or 12.6%, to $34.7 million for fiscal year 2014, from $30.8 million for fiscal year 2013, primarily due to new shop openings as well as increased utility costs and fees associated with credit card usage in our shops. As a percentage of revenues, other operating expenses increased to 10.6% for fiscal year 2014, from 10.3% for fiscal year 2013, primarily due to higher utility costs as well as increases in various other operating expenses.

General and Administrative Expenses

General and administrative expenses decreased by $7.2 million, or 18.2%, to $32.4 million for fiscal year 2014, from $39.7 million for fiscal year 2013. The decrease was primarily due to lower costs associated with being a public company, including costs associated with our IPO in the prior year, offset by an increase in advertising expenses due to approximately $0.4 million related to the launch of the new Flats platform in late May, $0.2 million in initial costs associated with our plans to move our corporate headquarters and $0.5 million in lease exit costs related to the decision to close one underperforming shop, among other costs. During the 52 weeks ended December 29, 2013, we recorded $10.0 million in one-time charges for stock-based compensation, which included $7.6 million related to previously granted options that vested upon the completion of our IPO. As a percentage of revenues, general and administrative expenses decreased to 9.9% for fiscal year 2014, from 13.2% for fiscal year 2013, due to the items previously mentioned.

Depreciation Expense

Depreciation expense increased by $1.7 million, or 9.7%, to $19.6 million for fiscal year 2014, from $17.9 million for fiscal year 2013, primarily due to a higher depreciable base resulting from new shops. As a percentage of revenues, depreciation remained consistent at 6.0% for fiscal year 2013 and fiscal year 2014.

Pre-Opening Costs

Pre-opening costs increased by $0.2 million to $1.6 million for fiscal year 2014, from $1.4 million for fiscal year 2013, primarily due to five more company-operated shops opening in 2014 as compared to fiscal year 2013.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased by $2.0 million, or 175.6%, to $3.1 million for fiscal year 2014, from $1.1 million for fiscal year 2013. As a result of performing a periodic review of our shops during each fiscal quarter of 2014, it was determined that indicators of impairment were present for certain shops as a result of underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded an impairment charge of $2.9 million related to the excess of the carrying amounts recorded on our balance sheet over the estimated fair values.

Interest Expense

Interest expense decreased by $0.2 million, or 53.7%, to $0.2 million for fiscal year 2014, from $0.4 million for fiscal year 2013, primarily due to repaying the $14.0 million outstanding under the senior credit facility on October 24, 2013. Interest expense for the fiscal year ended December 28, 2014 is attributable to interest on the note payable, unused commitment fees and deferred financing fees.

Income Tax Expense (Benefit)

Income tax expense increased by $2.9 million to a $2.7 million expense for fiscal year 2014, from a $0.2 million benefit for fiscal year 2013, primarily due to higher taxable net income as well as the change in the applicable federal statutory tax rate during the fourth quarter of 2013. During the fourth fiscal quarter of 2013, we determined our deferred tax assets should be measured based on a federal statutory rate of 35% as a result of utilizing our net operating losses. Accordingly, in the fourth quarter of fiscal 2013, we recorded a $0.6 million tax benefit related to the increase in the federal statutory tax rate.

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

Labor and Related Expenses

Labor and related expenses increased by $6.1 million, or 7.9%, to $83.6 million for fiscal year 2013, from $77.5 million for fiscal year 2012, primarily due to new shop openings. As a percentage of revenues, labor and related expenses decreased to 27.9% for fiscal year 2013, from 28.2% for fiscal year 2012, primarily due to sales leverage ( i.e., the ability to spread certain expenses over a higher revenue base).

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

Quarterly Results and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal year 2013 and 2014. The quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our consolidated financial statements and the related notes to those statements included Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	2014 Fiscal Quarters Ended (1)
	March 30, 2014	June 29, 2014	September 28, 2014	December 28, 2014
	(unaudited; dollars in thousands)
Total revenues	$73,881	$83,620	$84,675	$84,803
(Loss) income from operations (2)	(441)	3,454	3,254	1,004
Net (loss) income attributable to Potbelly Corporation	(301)	2,010	1,947	702
Total company-operated shops (end of period)	305	312	319	334
Change in company-operated comparable store sales	(2.2)%	(1.6)%	0.5%	3.7%

	2013 Fiscal Quarters Ended (1)
	March 31, 2013	June 30, 2013	September 29, 2013	December 29, 2013
	(unaudited; dollars in thousands)
Total revenues	$68,744	$78,186	$78,021	$74,761
Income (loss) from operations (3)	152	4,761	3,176	(6,614)
Net income (loss) attributable to Potbelly Corporation	18	2,759	2,165	(3,684)
Total company-operated shops (end of period)	269	280	288	296
Change in company-operated comparable store sales	(0.3)%	3.0%	2.5%	0.7%

(1)	Fiscal years 2014 and 2013 each consisted of 52 weeks. Each quarter of such fiscal years consisted of 13 weeks.
(2)	The 13 weeks ended March 30, 2014 were impacted by significantly adverse weather.
(3)	The 13 weeks ended December 29, 2013 included a $7.6 million charge related to previously granted options that vested upon the completion of our IPO.

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

Liquidity and Capital Resources

General

Our on-going primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents and our credit facility. Our primary requirements for liquidity and capital are new shop openings, existing shop capital investments (maintenance and improvements), principal and interest payments on our debt, lease obligations, repurchases of our common stock and working capital and general corporate needs. Our requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell certain inventory items before we have to pay our suppliers for such items. Our shops do not require significant inventories or receivables. We believe that these sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Fiscal Year
	2014	2013	2012
Operating activities	$26,554	$29,880	$25,085
Investing activities	(29,209)	(28,098)	(25,936)
Financing activities	(3,919)	45,202	(700)

Net (decrease) increase in cash	$(6,574)	$46,984	$(1,551)

Operating Activities

Net cash provided by operating activities decreased to $26.6 million for fiscal year 2014, from $29.9 million for fiscal year 2013. The $3.3 million decrease is primarily attributable to a $1.6 million cash outflow for prepaid expenses related to change in terms with certain vendors as well as a $1.4 million cash outflow for tax prepayments as a result of the passage of legislation related to the acceleration of tax depreciation during fiscal year 2014, among other items.

Net cash provided by operating activities increased to $29.9 million for fiscal year 2013, from $25.1 million for fiscal year 2012, primarily due to a $3.8 million increase in shop-level profits.

Investing Activities

Net cash used in investing activities increased to $29.2 million for fiscal year 2014, from $28.1 million for fiscal year 2013. The increase was primarily due to construction costs for 39 new company-operated shops opened for the 52 weeks ended December 28, 2014, compared to 34 new company-operated shops opened for the 52 weeks ended December 29, 2013, at a lower average cost per shop, as well as capital expenditures for future shop openings, maintaining our existing shops and certain other projects. We estimate that total capital expenditures for fiscal year 2015 will be approximately $34.0 million to $38.0 million, with 40 to 45 new company-operated shop openings planned.

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

Financing Activities

Net cash used in financing activities was $3.9 million for fiscal year 2014, compared to net cash provided by financial activities of $45.2 million for fiscal year 2013. The net decrease of $49.1 million is driven by a $45.0 million net cash inflow in the prior year with no comparable items in the current year as well as $10.2 million cash outflow related to treasury stock repurchases partially offset by $6.0 million in proceeds received by the Company related to stock options exercised in the current year. The $45.0 million net cash inflow from prior year resulted from $108.8 million in net proceeds from our IPO (after deducting the underwriting discount and other estimated offering expenses), offset by the $49.9 million one-time cash dividend to common and preferred stockholders as well as a $14.0 million repayment on borrowings under the senior credit facility.

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

Initial Public Offering

On October 9, 2013, we completed an IPO of 8,625,000 shares of common stock at a price of $14.00 per share, which included 1,125,000 shares of common stock issued upon the exercise in full of the underwriters’ option to purchase additional shares. We sold 8,474,869 shares of common stock and certain stockholders sold 150,131 shares of common stock. We received net proceeds from the offering of approximately $108.8 million, after deducting the underwriting discount and other estimated offering expenses. We used a portion of the net proceeds received from the sale of the shares in the IPO to pay a previously declared one-time cash dividend of approximately $49.9 million on shares outstanding on October 8, 2013 as well as to repay $14.0 million outstanding under the senior credit facility on October 24, 2013. During fiscal year 2014, we used approximately $10.2 million of the net proceeds to repurchase common stock pursuant to the share repurchase program authorized by our Board of Directors on August 1, 2014. We will continue to use the remaining proceeds for share repurchases, working capital, and general corporate purposes.

Stock Repurchase Program

On August 1, 2014, our Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock. Under this program, we may, from time to time, purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. During fiscal year 2014, we repurchased

827,090 shares of common stock for approximately $10.2 million in open market transactions. At December 28, 2014, the remaining dollar value of authorization under the share repurchase program was $24.8 million.

Credit Facility

On September 21, 2012, we entered into a new five-year revolving credit facility agreement that expires in September 2017 and provides for borrowings up to $35.0 million to fund capital expenditures for new shops, renovations and maintenance of existing shops, and to provide ongoing working capital for other general and corporate purposes. We will be entitled to incur additional incremental increases in the revolving credit facility of up to $25.0 million that will be included in the credit facility if no event of default exists and certain other requirements are met. The credit facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.25:1 and a minimum debt service coverage ratio, as defined, of 1.5:1. The credit facility also limits the restricted payments (primarily distributions and equity repurchases) that we may make, unless we obtain certain waivers or amendments from our lender. We were in compliance with these restrictions and conditions as of December 28, 2014. The credit facility is secured by substantially all assets of the company. Borrowings under the credit facility bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus an applicable margin or (ii) a prime rate as announced by JPMorgan Chase plus an applicable margin. As of December 28, 2014, we had no amounts outstanding under the credit facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

Contractual Obligations

The following table presents contractual obligations and commercial commitments as of December 28, 2014 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (including current portion) (a)	$1,008	$1,008	$—	$—	$—
Interest on long-term debt (b)	31	31	—	—	—
Operating leases (c)	240,524	35,627	65,765	50,922	88,210
Capital leases	145	31	71	43	—

Total	$241,708	$36,697	$65,836	$50,965	$88,210

(a)	On September 21, 2012, we entered into a five-year revolving credit facility agreement that will expire in September 2017 and provides for borrowings up to $35.0 million to fund capital expenditures for new shops, renovations and maintenance of existing shops and to provide ongoing working capital for other general and corporate purposes. Long-term debt also includes a note payable with $1.0 million outstanding as of December 28, 2014.
(b)	Interest on the note payable is subject to an annual interest rate of 6.2% and paid on a quarterly basis. Interest expense for fiscal 2014 was $0.2 million, which includes interest on the note payable, unused commitment fees and deferred financing fees.
(c)	Includes base lease terms and certain optional renewal periods that are included in the lease term in accordance with accounting guidance related to leases. Certain of these options are subject to escalation based on various market-based factors.

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

Impairment of Long-Lived Assets and Disposal of Property and Equipment

We assess potential impairments to long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Due to unfavorable operating results at certain shops, we assessed the related assets for impairment as of December 28, 2014, December 29, 2013 and December 30, 2012. Fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. We used a weighted average cost of capital to discount the future cash flows. A 100 basis point change in weighted average cost of capital would not have a material impact on the calculation of an impairment charge. We recorded an impairment charge of $0.2 million, $1.1 million and $2.9 million for the fiscal years 2012, 2013 and 2014, respectively, which is included in impairment and loss on disposal of property and equipment in the consolidated statements of operations. As a result of Hurricane Sandy, we recorded a charge of $0.8 million related to the disposal of assets damaged by the storm during fiscal year 2012.

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

Prior to our fiscal quarter ended December 30, 2012, we determined that it was more likely than not our deferred tax assets would not be fully realizable based on a history of operating losses incurred and established a full valuation allowance in accordance with Accounting Standards Codification (“ASC”) Topic 740. In fiscal 2012, we evaluated evidence to determine if releasing the valuation allowance was appropriate and concluded that it was more likely than not the deferred tax assets will ultimately be realized. In determining the likelihood of future realization of the deferred tax assets as of December 30, 2012, we considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. As a result of our analysis of both positive and negative evidence, we determined that the weight of the positive evidence, primarily related to the cumulative income in the most recent three years and achievement of a sustained level of profitability, was sufficient to overcome the weight of the negative evidence, primarily related to continued uncertainty in the condition of the macro-economic environment, and recorded a $16.9 million benefit to release the full valuation allowance against our deferred tax assets in the fourth quarter of 2012.

During fiscal 2013, we determined our deferred tax assets should be measured based on a federal statutory rate of 35% as a result of utilizing our net operating losses. Accordingly, we recorded a $0.6 million tax benefit related to the increase in the federal statutory tax rate.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facility, which bear interest at variable rates. On October 24, 2013, we used $14.0 million of the net proceeds from our IPO to repay the amounts outstanding under the credit facility. As of December 28, 2014, we had no amounts outstanding under our credit facility and $1.0 million outstanding related to our note payable. A 100 basis point change in the interest rate would not have a material impact on our financial condition or results of operations. We did not have any material exposure to interest rate market risks for fiscal year 2014.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	58

Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013	59

Consolidated Statements of Operations for the years ended December 28, 2014, December 29, 2013 and December 30, 2012	60

Consolidated Statements of Redeemable Convertible Preferred Stock and Equity (Deficit) for the years ended December 28, 2014, December 29, 2013 and December 30, 2012	61

Consolidated Statements of Cash Flows for the years ended December 28, 2014, December 29, 2013 and December 30, 2012	63

Notes to the Consolidated Financial Statements	64

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Potbelly Corporation and subsidiaries

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Potbelly Corporation and subsidiaries (the “Company”) as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, redeemable convertible preferred stock and equity (deficit), and cash flows for each of the three years in the period ended December 28, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 25, 2015

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except share and par value data)

	December 28, 2014	December 29, 2013
ASSETS
Current assets
Cash and cash equivalents	$63,005	$69,579
Accounts receivable, net of allowances of $19 and $6 as of December 28, 2014 and December 29, 2013, respectively	4,016	2,991
Inventories	2,768	2,263
Deferred income taxes, current	507	781
Prepaid expenses and other current assets	9,922	6,184

Total current assets	80,218	81,798
Property and equipment, net	85,704	78,983
Indefinite-lived intangible assets	3,404	3,404
Goodwill	1,428	1,428
Deferred income taxes, non-current	17,860	17,297
Deferred expenses, net and other assets	3,333	3,170

Total assets	$191,947	$186,080

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,301	$2,078
Accrued expenses	16,349	16,337
Accrued income taxes	226	216
Current portion of long-term debt	1,008	74

Total current liabilities	20,884	18,705
Long-term debt, net of current portion	—	1,018
Deferred rent and landlord allowances	14,012	12,288
Other long-term liabilities	726	796

Total liabilities	35,622	32,807

Equity
Common stock, $0.01 par value—authorized, 200,000,000 shares; outstanding 28,934,700 and 29,148,029 shares as of December 28, 2014, and December 29, 2013, respectively	298	291
Warrants	909	909
Additional paid-in-capital	391,972	383,077
Treasury stock, held at cost, 827,090 and no shares as of December 28, 2014, and December 29, 2013, respectively	(10,246)	—
Accumulated deficit	(226,874)	(231,232)

Total stockholders’ equity	156,059	153,045
Non-controlling interest	266	228

Total equity	156,325	153,273

Total liabilities and equity	$191,947	$186,080

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	Fiscal Year
	2014	2013	2012
Revenues
Sandwich shop sales, net	$325,464	$298,574	$274,070
Franchise royalties and fees	1,515	1,138	844

Total revenues	326,979	299,712	274,914

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	93,688	87,380	79,847
Labor and related expenses	93,165	83,579	77,479
Occupancy expenses	41,389	36,394	32,016
Other operating expenses	34,669	30,781	28,119
General and administrative expenses	32,420	39,656	29,624
Depreciation expense	19,615	17,875	16,219
Pre-opening costs	1,634	1,437	2,051
Impairment and loss on disposal of property and equipment	3,128	1,135	994

Total expenses	319,708	298,237	266,349

Income from operations	7,271	1,475	8,565
Interest expense	179	387	541
Other expense	—	2	6

Income before income taxes	7,092	1,086	8,018
Income tax expense (benefit)	2,748	(204)	(15,994)

Net income	4,344	1,290	24,012
Net (loss) income attributable to non-controlling interest	(14)	32	(34)

Net income attributable to Potbelly Corporation	4,358	1,258	24,046
Dividend declared to common and preferred stockholders	—	(49,854)	—
Accretion of redeemable convertible preferred stock to maximum redemption value	—	(15,097)	(10,495)

Net income (loss) attributable to common stockholders	$4,358	$(63,693)	$13,551

Net income (loss) per common share attributable to common stockholders:
Basic	$0.15	$(6.29)	$0.72
Diluted	$0.14	$(6.29)	$0.66
Weighted average shares outstanding:
Basic	29,209,298	10,132,805	4,013,414
Diluted	30,275,061	10,132,805	4,388,822

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Equity (Deficit)

(amounts in thousands, except share data)

Redeemable Convertible Preferred Stock
	Series A		Series B		Series C		Series D		Series E		Series F		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 25, 2011	3,697,377	50,637	3,290,294	45,062	1,646,595	22,745	1,250,000	17,570	4,194,366	76,337	2,007,743	27,497	16,086,375	239,848
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Changes in redemption value of preferred stock	—	2,159	—	1,921	—	970	—	749	—	3,524	—	1,172	—	10,495
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance at December 30, 2012	3,697,377	52,796	3,290,294	46,983	1,646,595	23,715	1,250,000	18,319	4,194,366	79,861	2,007,743	28,669	16,086,375	250,343
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion charge	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Cash dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issuance, net of fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Changes in redemption value of preferred stock	—	3,582	—	3,188	—	1,609	—	1,251	—	3,523	—	1,944	—	15,097
Conversion of preferred stock to common stock	(3,697,377)	(56,378)	(3,290,294)	(50,171)	(1,646,595)	(25,324)	(1,250,000)	(19,570)	(4,194,366)	(83,384)	(2,007,743)	(30,613)	(16,086,375)	(265,440)
Shares cancelled in lieu of payment of payroll taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Excess tax benefits associated with exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance at December 29, 2013	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—
Issuance of unrestricted common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Excess tax benefits associated with exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance at December 28, 2014	—	—	—	—	—	—	—	—	—	—	—	—	—	—

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Equity (Deficit)—(Continued)

(amounts in thousands, except share data)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Earnings/ (Deficit)	Non- Controlling Interest	Total Equity (Deficit)
	Shares	Amount
Balance at December 25, 2011	3,972,873	$40	$—	$2,068	$—	$(187,410)	$—	$(185,302)
Net income (loss)	—	—	—	—	—	24,046	(34)	24,012
Contributions from non-controlling interest	—	—	—	—	—	—	230	230
Issuance of stock warrants	—	—	—	909	(909)	—	—	—
Exercise of stock warrants	261,104	2	—	(1,425)	1,425	—	—	2
Changes in redemption value of preferred stock	—	—	—	—	(3,341)	(7,154)	—	(10,495)
Amortization of stock-based compensation	—	—	—	—	2,825	—	—	2,825

Balance at December 30, 2012	4,233,977	$42	$—	$1,552	$—	$(170,518)	$196	$(168,728)
Net income	—	—	—	—	—	1,258	32	1,290
Beneficial conversion charge	—	—	—	—	50	(50)	—	—
Cash dividends declared	—	—	—	—	(49,854)	—	—	(49,854)
Common stock issuance, net of fees	8,709,785	87	—	—	108,234	—	—	108,321
Changes in redemption value of preferred stock	—	—	—	—	46,825	(61,922)	—	(15,097)
Conversion of preferred stock to common stock	16,086,375	160	—	—	265,280	—	—	265,440
Shares cancelled in lieu of payment of payroll taxes	—	—	—	—	(165)	—	—	(165)
Exercise of stock options	—	1	—	—	146	—	—	147
Excess tax benefits associated with exercise of stock options	—	—	—	—	308	—	—	308
Exercise of stock warrants	117,892	1	—	(643)	643	—	—	1
Amortization of stock-based compensation	—	—	—	—	11,610	—	—	11,610

Balance at December 29, 2013	29,148,029	$291	$—	$909	$383,077	$(231,232)	$228	$153,273
Net income (loss)	—	—	—	—	—	4,358	(14)	4,344
Issuance of unrestricted common stock	28,240	—	—	—	432	—	—	432
Exercise of stock options	585,521	7	—	—	5,052	—	—	5,059
Repurchases of common stock	(827,090)	—	(10,246)	—	—	—	—	(10,246)
Contributions from non-controlling interest	—	—	—	—	—	—	98	98
Distribution to non-controlling interest	—	—	—	—	—	—	(46)	(46)
Excess tax benefits associated with exercise of stock options	—	—	—	—	1,300	—	—	1,300
Amortization of stock-based compensation	—	—	—	—	2,111	—	—	2,111

Balance at December 28, 2014	28,934,700	$298	$(10,246)	$909	$391,972	$(226,874)	$266	$156,325

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Fiscal Year
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,344	$1,290	$24,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,615	17,875	16,219
Deferred income tax	(289)	(1,969)	(16,870)
Deferred rent and landlord allowances	1,787	440	987
Amortization of stock compensation expense	2,543	11,610	2,825
Excess tax benefit from stock-based compensation	(1,300)	(308)	—
Asset impairment, store closure and disposal of property and equipment	3,679	1,142	994
Amortization of debt issuance costs	70	64	154
Changes in operating assets and liabilities:
Accounts receivable, net	(1,013)	285	(922)
Inventories	(505)	(353)	(213)
Prepaid expenses and other assets	(4,216)	(2,076)	(838)
Accounts payable	1,301	(176)	(361)
Accrued and other liabilities	538	2,056	(902)

Net cash provided by operating activities	26,554	29,880	25,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,209)	(28,098)	(25,936)

Net cash used in investing activities	(29,209)	(28,098)	(25,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	14,221
Payments on debt	—	(14,000)	(14,221)
Payments on note payable	(84)	(79)	(74)
Payment of deferred financing costs	—	—	(335)
Proceeds from exercise of stock options	6,137	147	—
Proceeds from exercise of stock warrants	—	1	2
Shares cancelled in lieu of payment of payroll taxes	—	(165)	—
Payment of payroll taxes related to stock-based compensation awards	(1,078)	—	—
Treasury stock repurchase	(10,246)	—	—
Excess tax benefit from stock-based compensation	1,300	308	—
Issuance of common stock, net of underwriting fees	—	110,343	—
Payment of costs associated with initial public offering	—	(1,499)	(523)
Capital distribution to non-controlling interest	(46)	—	—
Contributions from non-controlling interest	98	—	230
Cash dividend on preferred and common stock	—	(49,854)	—

Net cash (used in) provided by financing activities	(3,919)	45,202	(700)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,574)	46,984	(1,551)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,579	22,595	24,146

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,005	$69,579	$22,595

Supplemental cash flow information:
Income taxes paid	$3,232	$1,808	$1,050
Interest paid	179	332	383
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$2,690	$2,636	$2,262
Accretion of redeemable convertible preferred stock to maximum redemption value	—	15,097	10,495

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly-owned subsidiaries, operates Potbelly Sandwich Works sandwich shops in 26 states and the District of Columbia. As of fiscal years ended 2012, 2013 and 2014, the Company had 264, 296 and 334 company-operated shops in operation, respectively. During fiscal year 2012, the Company opened 31 new shops and closed one shop. During fiscal year 2013, the Company opened 34 new shops and closed two shops. During fiscal year 2014, the Company opened 39 new shops and closed one shop.

The Company also sells and administers franchises of new Potbelly Sandwich Works sandwich shops. The first domestic and international franchise locations administered by the Company opened during February 2011. As of December 28, 2014, 17 franchised shops were in operation in domestic locations and 12 franchised shops were in operation in the Middle East. During fiscal year 2012, the Company opened seven franchised shops and closed no franchise shops. During fiscal year 2013, the Company opened eight franchised shops and closed no franchise shops. During fiscal year 2014, the Company opened seven franchised shops and closed one franchised shop.

Initial Public Offering

On October 9, 2013, the Company completed an initial public offering (“IPO”) of 8,625,000 shares of common stock, which included 1,125,000 shares of common stock issued upon the exercise in full of the underwriters’ option to purchase additional shares. The Company sold 8,474,869 shares of common stock and certain stockholders sold 150,131 shares of common stock. The Company received net proceeds from the offering of approximately $108.8 million, after deducting the underwriting discount and other offering expenses. The Company did not receive any proceeds from the shares sold by the selling stockholders.

The Company used the net proceeds received from the sale of its shares to pay a previously-declared one-time cash dividend of $49.9 million on shares outstanding on October 8, 2013 and also to repay borrowings of approximately $14.0 million under its senior credit facility. During fiscal year 2014, the Company used approximately $10.2 million of the net proceeds to repurchase common stock pursuant to the share repurchase program authorized by the Company’s Board of Directors on August 1, 2014. The Company will continue to use the remaining proceeds for share repurchases, working capital and general corporate purposes.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works LLC (“LLC”) and 19 of LLC’s wholly owned subsidiaries and the LLC’s two joint ventures, collectively, the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated joint ventures, non-controlling interest represents a non-controlling partner’s share of the assets, liabilities and operations related to the two joint venture investments. The Company has ownership interests ranging from 65-75% in these consolidated joint ventures.

The Company does not have any components of other comprehensive income (loss) recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income (loss) in its consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(b) Reporting Period

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every five or six years a 53rd week is added. Fiscal years 2013 and 2014 each consisted of 52 weeks. Fiscal year 2012 consisted of 53 weeks.

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

(d) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions, primarily related to the long-lived assets and income taxes, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(f) Financial Instruments

The Company records all financial instruments at cost, which is the fair value at the date of transaction. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate their fair value because of the short-term maturities of these instruments.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(g) Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an initial maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits; however, the Company has not experienced any losses in these accounts. The Company believes it is not exposed to any significant credit risk. The Company’s money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. These are included within cash equivalents as Level 1 measurements.

(h) Accounts Receivable, net

Accounts receivable, net consists of credit card receivables, amounts owed from vendors and miscellaneous receivables. The Company had credit card receivables of $1.6 million, $3.0 million and $1.9 million as of December 30, 2012, December 29, 2013 and December 28, 2014, respectively.

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

Direct costs and expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized, whereas the costs of repairs and maintenance are expensed when incurred. The Company capitalizes certain internal costs associated with the development, design, and construction of new shop locations as these costs have a future benefit to the Company. The Company capitalized costs of $0.7 million, $0.7 million and $0.9 million for the fiscal years ended December 30, 2012, December 29, 2013 and December 28, 2014, respectively. Capitalized costs are recorded as part of the asset to which they relate, primarily to leasehold improvements, and such costs are amortized over the asset’s useful life. When assets are retired or sold, the asset cost and related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss is recorded in the consolidated statement of operations.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Shop-level assets are grouped together for the purpose of the impairment assessment. Due to unfavorable operating results at certain

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

shops, the Company assessed the related assets for impairment for fiscal years 2012, 2013 and 2014. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company used a weighted average cost of capital to discount the future cash flows. The Company recorded impairment charges of $0.2 million, $1.1 million and $2.9 million for the fiscal years 2012, 2013 and 2014, respectively, which is included in impairment and loss on disposal of property and equipment in the consolidated statements of operations. As a result of Hurricane Sandy, the Company recorded a charge of $0.8 million related to the disposal of assets damaged by the storm in fiscal 2012.

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

(l) Pre-opening Costs

Pre-opening costs are expensed as incurred and primarily consist of travel, employee payroll and related training costs incurred prior to the opening of a restaurant, as well as occupancy costs incurred from when the Company takes site possession to shop opening.

(m) Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations. Advertising expenses were $1.8 million, $1.6 million and $2.2 million in fiscal years 2012, 2013 and 2014, respectively.

(n) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are attributable to differences between financial statement and income tax reporting. Deferred tax assets, net of any valuation allowances, represent the future tax return consequences of those differences and for operating loss and tax credit carryforwards, which will be deductible when the assets are recovered. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment of realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.

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

The Company accounts for its stock-based employee compensation in accordance with Accounting Standards Codification (“ASC”) 718, Stock Based Compensation. The Company’s stock option plan contained a performance condition that restricted certain option holders’ ability to exercise vested options until the consummation of an IPO under the Securities Act, or at the discretion of the Company’s board of directors. As a result, compensation cost related to vested employee stock options with these performance conditions was not recognized until October 2013 when the performance conditions were met as a result of the IPO. The Company recorded a $7.6 million charge associated with vested options, which was determined using the Black-Scholes option pricing valuation model. For stock options granted without performance conditions, the Company records stock compensation expense on a straight-line basis over the vesting period based on the grant-date fair value of the option, determined using the Black-Scholes option pricing valuation model.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(q) Revenue Recognition

Revenue from retail shops are presented net of discounts and recognized when food and beverage products are sold. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.

Revenues from the Company’s gift cards are deferred and were previously recognized upon redemption or after a period of 36 months of inactivity on gift card balances (“gift card breakage”) and the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The Company monitors its actual patterns of redemption and updates its estimates and assumptions regarding redemption as the actual pattern changes. The Company estimates and records gift card breakage income based on its historical redemption pattern. During fiscal 2014, the Company updated its analysis of historical gift card redemptions based on historical data and changed its estimate to record gift card breakage income from 36 months to 24 months after the date of issuance for all gift cards that have not been redeemed. In accordance with ASC 250, “Accounting Changes and Error Corrections,” the Company recorded a cumulative adjustment of $0.2 million, which is included in other operating expenses, representing the effect of this change in accounting estimate. The Company recognized an immaterial amount of gift card breakage income for the fiscal years ended 2012, 2013 and 2014.

The Company earns an initial franchise fee, a franchise development agreement fee and ongoing royalty fees under the Company’s franchise agreements. Initial franchise fee revenue is recognized at the point a franchise shop opens for business to the public, as this is the point in time when the Company has substantially performed all initial services required under the franchise agreement. The Company recognized franchise fee revenue of $0.2 million, $0.3 million and $0.3 million in fiscal year 2012, 2013 and 2014, respectively. Initial franchise fee payments received by the Company before the shop opens are recorded as deferred revenue in the consolidated balance sheet. The Company had deferred revenue related to initial franchise fees of $0.1 million, $0.2 million and $0.2 million included in accrued expenses as of December 30, 2012, December 29, 2013 and December 28, 2014, respectively. Franchise development agreement fee represents the exclusivity rights for a geographical area paid by a third party to develop Potbelly shops for a certain period of time. Franchise development agreement fee payments received by the Company are recorded as deferred revenue in the consolidated balance sheet and amortized over the life of the franchise development agreement. The Company had deferred revenue related to franchise development agreement fees of $0.2 million recorded as accrued expenses as of December 28, 2014, with no comparable amounts in fiscal years 2012 and 2013. Royalty fees are based on a percentage of sales and are recorded as revenue as the fees are earned and become receivable from the franchisee. The Company recognized royalty fees revenue of $0.7 million, $0.8 million and $1.2 million for fiscal years 2012, 2013, and 2014, respectively.

(r) Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The pronouncement changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, which were not expected to have continuing cash flows should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. Early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting period beginning after December 15, 2016. The expected adoption method of ASU 2014-09 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated balance sheet or consolidated statement of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The pronouncement requires the Company’s management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. The pronouncement is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated balance sheet or consolidated statement of operations.

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

Many of the food products the Company purchases are subject to changes in the price and availability of food commodities, including, among other things, beef, poultry, grains, dairy and produce. The Company works with its suppliers and uses a mix of forward pricing protocols for certain items including agreements with its supplier on fixed prices for deliveries at some time in the future and agreements on a fixed price with its supplier for the duration of that protocol. The Company also utilizes formula pricing protocols under which the prices the Company pays are based on a specified formula related to the prices of the goods, such as spot prices. The Company’s use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less). Such contracts are used in the normal purchases of the Company’s food products and not for speculative purposes, and as such are not required to be evaluated as derivative instruments. The Company does not enter into futures contracts or other derivative instruments.

(3) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

performing a periodic review of our shops during each quarter of 2014, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded impairment charges of $0.2 million, $1.1 million and $2.9 million for the fiscal years 2012, 2013 and 2014, respectively, related to the excess of the carrying amounts recorded on our consolidated balance sheet over the identified shops’ estimated fair values.

In fiscal 2014, the Company established a non-qualified deferred compensation plan, “Potbelly Non-Qualified Deferred Compensation Plan,” which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. The Company maintains a rabbi trust to fund obligations under the deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds. The investments in the rabbi trust are designated as trading securities and carried at fair value. Fair market value of investments in the rabbi trust is measured using Level 1 inputs (quoted prices for identical assets in active markets). As of December 28, 2014, the fair value of the investments in the rabbi trust was $35 thousand, which is included in other assets in the consolidated balance sheet. The associated liability is recorded within other long-term liabilities in the consolidated balance sheet. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of operations, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan. For the fiscal year ended December 28, 2014, the Company recorded an immaterial amount of unrealized losses on investments held in the rabbi trust.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(4) Earnings per share

Basic and diluted income (loss) per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share attributable to common stockholders is computed by dividing the income (loss) allocated to common stockholders utilizing the two-class method by the weighted average number of fully diluted common shares outstanding. The Company’s redeemable convertible preferred stock were all considered participating securities requiring the two-class method to calculate basic and diluted earnings per share. In periods of a net loss attributable to common stockholders, the redeemable convertible preferred stock were excluded from the computation of basic earnings per share due to the fact that they are not required to fund losses and the redemption amount is not reduced as a result of losses. For the fiscal year 2012, the dilutive securities did not include stock options awarded to employees that had a performance condition requiring the completion of an initial public offering of common stock, as that performance condition was not satisfied at the reporting date and the holders of these options did not have rights to our undistributed earnings until that time.

	Fiscal Year
	2014	2013	2012
Calculation of undistributed income (loss) for basic and diluted shares:
Net income attributable to Potbelly Corporation	$4,358	$1,258	$24,046
Less: Dividend paid to common and preferred stockholders	—	(49,854)	—
Less: Accretion of redeemable convertible preferred stock to maximum redemption value	—	(15,097)	(10,495)

Undistributed income (loss) for basic and diluted shares	$4,358	$(63,693)	$13,551

Allocation of undistributed income (losses) to participating securities:
Common shares	$4,358	$(63,693)	$2,878
Redeemable convertible preferred shares	—	—	10,673

Undistributed income (loss)	$4,358	$(63,693)	$13,551

Weighted average common shares outstanding-basic	29,209,298	10,132,805	4,013,414
Plus: Effect of potential stock options exercise	949,142	—	18,052
Plus: Effect of potential warrant exercise	116,621	—	357,356

Weighted average common shares outstanding-diluted	30,275,061	10,132,805	4,388,822

Income (loss) per share available to common stockholders-basic	$0.15	$(6.29)	$0.72
Income (loss) per share available to common stockholders-diluted	$0.14	$(6.29)	$0.66
Potentially dilutive shares that are considered anti-dilutive:
Common share options	622,879	5,029,576	1,258,537
Warrants	—	247,704	—

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(5) Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 28, 2014	December 29, 2013
Leasehold improvements	$142,184	$129,903
Machinery and equipment	38,431	34,610
Furniture and fixtures	25,131	22,188
Computer equipment and software	17,242	14,803
Construction in progress	3,700	4,197

	226,688	205,701
Less: accumulated depreciation	(140,984)	(126,718)

	$85,704	$78,983

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 28, 2014	December 29, 2013
Accrued labor and related expenses	$3,942	$4,739
Deferred gift card revenue	1,456	1,467
Accrued occupancy expenses	775	664
Deferred rent—current	950	1,495
Accrued corporate and shop expenses	1,663	2,692
Accrued utilities	1,003	963
Accrued sales and use tax	2,304	935
Accrued construction	2,133	2,002
Accrued contract termination costs (a)	801	93
Accrued professional fees	215	236
Accrued other	1,107	1,051

Total	$16,349	$16,337

(a)	The Company incurs expenses associated with exit activity for certain signed lease agreements, which are recognized in general and administrative expenses. Accrued contract termination costs consisted of the following (in thousands):

	December 28, 2014	December 29, 2013
Accrued contract termination costs—beginning balance	$93	$151
Contract termination costs incurred (1)	749	13
Contract termination costs settled and paid	(41)	(71)

Accrued contract termination costs—ending balance	$801	$93

(1)	Fiscal year ended December 28, 2014 includes costs associated with our plans to move our corporate headquarters.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(7) Income Taxes

Income before income taxes for the Company’s domestic and foreign operations was as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Domestic operations	$6,627	$605	$8,018
Foreign operations	465	481	—

Total	$7,092	$1,086	$8,018

Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year
	2014	2013	2012
Federal:
Current	$2,386	$—	$—
Deferred	(467)	(818)	(13,610)

	1,919	(818)	(13,610)
State and Local:
Current	622	1,394	876
Deferred	178	(838)	(3,260)

	800	556	(2,384)
Foreign:
Current	29	58	—
Deferred	—	—	—

	29	58	—

Income tax expense (benefit)	$2,748	$(204)	$(15,994)

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rates to income before income taxes as a result of the following (in thousands):

	Fiscal Year
	2014	2013	2012
Computed “expected” tax expense	$2,411	$380	$2,726
Increase (reduction) resulting from:
Permanent differences	97	63	—
State and local income taxes, net of federal income tax effect	460	145	358
FICA and other tax credits	(222)	(113)	(41)
Change in valuation allowance	—	—	(19,078)
Non-deductible IPO costs	—	195	—
Rate change and true-ups	2	(874)	41

	$2,748	$(204)	$(15,994)

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities reflected in the consolidated balance sheets are presented below (in thousands):

	December 28, 2014	December 29, 2013
Deferred tax assets—current:
Accrued liabilities	$1,047	$1,238
Deferred revenue on gift certificates and gift cards	70	96
Deferred tax assets—non-current:
Net operating loss carryforwards	336	583
Stock-based compensation	8,317	8,391
Property and equipment depreciation	6,760	6,415
Deferred rent and start-up amortization	3,930	3,470
Accrued liabilities	345	347
FICA and other tax credits	116	55

Total deferred tax assets	20,921	20,595
Less: valuation allowance	(68)	(57)

Net deferred tax assets	20,853	20,538

Deferred tax liabilities—current:
Prepaids	(610)	(553)
Deferred tax liabilities—non-current:
Intangible asset	(1,126)	(1,012)
Smallwares	(668)	(607)
Other timing differences	(82)	(288)

Total gross deferred tax liabilities	(2,486)	(2,460)

Net deferred tax assets (liabilities)	$18,367	$18,078

As of December 28, 2014, the Company had available net operating loss carryforwards for state income tax purposes of approximately $5.5 million that will expire between 2018 and 2023, if unused. These net operating losses accounted for deferred tax assets of approximately $0.3 million for the year ended December 28, 2014.

As of December 28, 2014, the Company had prepaid income taxes of $1.9 million as a result of the passage of legislation related to the acceleration of tax depreciation during the fourth quarter. As of December 29, 2013, the Company had $0.5 million in prepaid income taxes. Prepaid income taxes are reflected in the prepaid expenses and other current assets line in the consolidated balance sheet.

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740—Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. The Company makes estimates and judgments with regard to the calculation of certain income tax assets and liabilities. ASC 740 requires that deferred tax assets be reduced by a valuation allowance if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has a significant amount of deferred tax assets recorded on its balance sheet, primarily related to timing differences for long-lived assets, stock-based compensation and deferred rent. Prior to fiscal year 2012, the Company determined that it was more likely than not its deferred tax assets would not be fully realizable based on a history of operating losses incurred and established a full valuation allowance in accordance with ASC Topic 740. In fiscal 2012, the Company evaluated evidence to determine if releasing the

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

valuation allowance is appropriate and concluded that it was more likely than not the deferred tax assets would ultimately be realized. In determining the likelihood of future realization of the deferred tax assets as of December 30, 2012, the Company considered both positive and negative evidence and weighted the effect of such evidence based upon its objectivity. As a result of the Company’s analysis of both positive and negative evidence, it was determined that the weight of the positive evidence, primarily related to the cumulative income in the most recent three years and achievement of a sustained level of profitability, was sufficient to overcome the weight of the negative evidence, primarily related to continued uncertainty in the condition of the macro-economic environment, and a $16.9 million benefit was recorded to release the full valuation allowance against its deferred tax assets in the fourth quarter of 2012.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The policy did not change as a result of the adoption of “FIN No. 48.” As of December 29, 2013 and December 28, 2014, the Company had no interest or penalties accrued.

The tax years prior to 2011 are generally closed for examination by the United States Internal Revenue Service as a result of previous audits; however, these tax years may be subject to audit as a result of the Company utilizing net operating losses currently recorded. State statutes are generally open for audit for the 2009 to 2013 tax years. Additionally, the tax years from 2003 to 2008 are open for examination by certain state tax authorities due to net operating losses generated at the state level.

(8) Long-term debt

Long-term debt consisted of the following (in thousands):

	December 28, 2014	December 29, 2013
Senior credit facility (a)	$—	$—
Note payable (b)	1,008	1,092

Total long-term debt	1,008	1,092
Less: Current portion	1,008	74

Long-term debt, net of current portion	$—	$1,018

The fair value of the current and long-term debt approximates the carrying value of the debt for all periods presented.

(a) Credit facility

JPMorgan Chase Bank, N.A.

On September 21, 2012, the Company entered into a five-year revolving credit facility agreement that expires in September 2017 and provides for borrowings up to $35.0 million to fund capital expenditures for new shops, renovations and maintenance of existing shops, and to provide ongoing working capital for other general and corporate purposes. The credit facility contains customary representations, warranties and negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.25:1 and a minimum debt service coverage ratio, as defined, of 1.5:1. The credit facility also limits the restricted payments (primarily distributions and equity repurchases) that the Company may make, unless the Company obtains certain waivers or amendments from the lender. The credit facility is secured by substantially all assets of the Company. Borrowings under the credit facility bear interest at interest rates based upon either the base rate or the

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

London InterBank Offered Rate, plus or minus the applicable margins. The base rate is the higher of the prime rate and the federal funds rate, plus 0.50%. The Company pays commitment fees based on the amount available on the credit facility at a rate of 0.25%. As of December 28, 2014, the Company has no amounts outstanding under the credit facility. As of December 28, 2014, the Company has $34.4 million available for borrowing under the credit facility after reductions for outstanding letters of credit.

(b) Note payable

On March 15, 2007, the Company entered into a long-term note payable associated with the acquisition of certain assets of Pot Belly Deli, Inc., an unrelated California company, including the Pot Belly trade name, certain design marks, and other related assets. The Company records interest on the note payable under the effective interest method at an annual interest rate of 6.2% and recorded interest expense of $0.1 million in each fiscal year 2012, 2013 and 2014. Payment of interest and principal is made monthly. The final payment of the note will be made on April 1, 2015.

As of December 28, 2014, the scheduled payments on debt were as follows (in thousands):

Years Ending
2015	$1,008
Thereafter	—

Total payments	$1,008

(9) Capital Stock and Warrants

As of December 28, 2014 and December 29, 2013, the Company had authorized an aggregate of 210,000,000 shares of capital stock, of which 200,000,000 shares were designated as common stock and 10,000,000 shares were designated as preferred stock. As of December 28, 2014, the Company had issued and outstanding 29,761,790 and 28,934,700 shares of common stock, respectively. As of December 29, 2013, the Company had issued and outstanding 29,148,029 shares of common stock.

Common Stock

On October 9, 2013, the Company completed an initial public offering. Effective upon the closing of such offering, all shares of preferred stock and non-voting common stock converted into common stock. The terms of the non-voting common stock provided that all shares of non-voting common stock would convert into voting common stock on a 1:1 basis immediately prior to the closing of an underwritten IPO or sale of the Company. The redeemable convertible preferred stock included down-round provisions which would adjust the conversion price for any additional stock issued without consideration or for a consideration per share less than the respective conversion price for one or more of the series of preferred stock in effect immediately prior to the issuance of such additional stock. See “Preferred Stock” below for further information regarding the preferred stock and the conversion of preferred stock upon completion of the IPO. As of December 28, 2014, each share of common stock has the same relative rights and was identical in all respects to each other share of common stock. Each holder of shares of common stock is entitled to one vote for each share held by such holder at all meetings of stockholders.

On August 1, 2014, the Company’s Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock. Under this program, the Company may, from time to time, purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

transactions. During the fiscal year ended December 28, 2014, the Company repurchased 827,090 shares of its common stock for approximately $10.2 million in open market transactions. As of December 28, 2014, the remaining dollar value of authorization under the share repurchase program was $24.8 million. Repurchased shares are included as treasury stock in the consolidated balance sheets and the consolidated statements of redeemable convertible preferred stock and equity.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Warrants

A summary of the status of the Company’s issued warrants as of December 28, 2014 is set forth below:

Unexercised Warrants	Number of Warrants
Outstanding—December 30, 2012	359,596
Exercise of warrants at $0.01 per share	(117,892)

Outstanding—December 29, 2013 and December 28, 2014	241,704

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

(10) Operating Leases

The Company leases office space for its corporate office and commercial spaces for its shops under various long-term operating lease agreements. The leases for the Company’s shop locations generally have initial terms of 10 years and typically provide for two renewal options in five-year increments as well as for rent escalations. These leases expire or become subject to renewal clauses at various dates from 2015 to 2029. Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, utilities, building operating expenses, insurance, and various other expenses related to properties.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Rental expense under operating lease agreements were as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Minimum rentals	$33,032	$30,234	$26,195
Contingent rentals	1,765	1,640	1,452
Less: sublease rentals	(94)	(94)	(96)

Total	$34,703	$31,780	$27,551

A schedule by year of future minimum rental payments required under operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of December 28, 2014, is as follows (in thousands):

Years Ending	Minimum
2015	$35,627
2016	34,288
2017	31,477
2018	27,318
2019	23,604
Thereafter	88,210

Total minimum payments required*	$240,524

*	Minimum payments have not been reduced by minimum sublease rentals of $0.6 million due in the future.

Certain leases have outstanding letters of credit in lieu of rent deposits expiring at various dates through November 2023. The letters of credit were $0.6 million in aggregate for each of the years ended December 30, 2012, December 29, 2013, and December 28, 2014. Under the credit facility, outstanding letters of credit are subject to an annual fee of 1.50% and reduce the available borrowing to the Company.

(11) Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of $0.3 million for each fiscal year 2012, 2013 and 2014.

(12) Stock Based Compensation

Stock Based Compensation Granted Under the 2001 and 2004 Equity Incentive Plans and 2013 Long-Term Incentive Plan

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Under the 2001 Plan, the Company had 746,749 shares reserved for issuance. In 2007, the Company entered into a Stock Option Agreement (the “Agreement”), which granted a certain key executive 500,000 options of non-voting common stock. In September 2011, the 2001 Plan expired with options outstanding under the plan still available for exercise. As a result of the IPO, all shares of the non-voting common stock converted into voting common stock on a 1:1 basis upon exercise.

On July 31, 2013, the Company’s board of directors approved the adoption of the 2013 Plan, which replaced the 2004 Plan in conjunction with the Company’s IPO. The Company will no longer make awards under the 2004 Plan. However, the 2004 Plan will continue to govern outstanding awards granted prior to its termination. As of December 28, 2014, there have been 712,767 options granted under the 2013 Plan and 840,437 shares are reserved for future issuance.

Under the Plans, the number of shares and exercise price of each option are determined by the committee designated by the Company’s board of directors. The options granted are generally exercisable within a 10-year period from the date of grant. Certain options have been issued to key executives. Options issued and outstanding expire on various dates through the year 2024. The range of exercise prices of options outstanding as of December 28, 2014, is $7.00 to $20.53 per option, and the options vest over a range of immediately to five-year periods.

Activity under the Plans and the Agreement is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 25, 2011	4,261	9.19	$2,229	6.34

Granted	504	8.65
Exercised	—	—
Canceled	(552)	7.67

Outstanding—December 30, 2012	4,213	9.30	$5,348	5.93

Granted	1,243	11.32
Exercised	(99)	7.97
Canceled	(327)	8.40

Outstanding—December 29, 2013	5,030	9.41	$78,575	6.31

Granted	318	19.16
Exercised	(586)	8.67
Canceled	(149)	11.68

Outstanding—December 28, 2014	4,613	10.10	$12,731	5.62

Vested and expected to vest—December 28, 2014	3,469	9.11	$21,602	4.66

Exercisable—December 28, 2014	3,547	9.17	$11,293	4.75

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value the options granted for each year:

	2014	2013	2012
Risk-free interest rate	1.3%	1.2%	1.0%
Expected life (years)	7.00	6.05	6.06
Expected dividend yield	—	—	—
Volatility	49.2%	46.9%	46.4%
Weighted average common stock fair value	$19.16	$11.32	$8.65

The risk-free rate is based on U.S. Treasury rates in effect at the time of the grant with a similar duration of the expected life of the options. The expected life of options granted is derived from the average of the vesting period and the term of the option. The risk-free rate is based on U.S. Treasury rates in effect at the time of the grant with a similar duration of the expected life of the options. The Company has not paid dividends to date (with exception to the one-time dividend paid to stockholders prior to the initial public offering) and does not plan to pay dividends in the near future. Since the Company does not have a history of traded common stock activity, expected volatility of the options is based on historical data from selected peer public company restaurants.

During fiscal year 2014, the Company issued 28,240 shares of unrestricted common stock to certain non-employee members of its Board of Directors. The unrestricted stock had a weighted average grant-date share price of $15.29 upon issuance. The Company recorded $0.4 million in stock-based compensation expense, with a corresponding increase to additional paid-in capital, related to the issuance of the common stock.

Stock-based Compensation Expense

In accordance with ASC Topic 718, Compensation—Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $2.8 million, $11.6 million and $2.5 million for the fiscal years 2012, 2013 and 2014, respectively, with a corresponding increase to additional paid-in-capital. Fiscal year 2013 stock-based compensation expense reflects the $7.6 million in cost recorded upon consummation of the IPO associated with vested options that were subject to the performance condition. Fiscal year 2014 stock-based compensation expense includes $0.4 million related to unrestricted common stock granted during 2014. As of December 30, 2012, December 29, 2013 and December 28, 2014, the unrecognized stock-based compensation expense was $1.6 million, $5.5 million and $5.5 million, respectively, which will be recognized through fiscal year 2018. The Company records stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table presents selected unaudited quarterly financial data for periods indicated (in thousands, except per share data):

	Fiscal Year 2014 (1)
	March 30 (2)	June 29	September 28	December 28
Total revenues	$73,881	$83,620	$84,675	$84,803
(Loss) income from operations	(441)	3,454	3,254	1,004
Net (loss) income attributable to Potbelly Corporation	(301)	2,010	1,947	702
(Loss) income per share available to common stockholders-basic	(0.01)	0.07	0.07	0.02
(Loss) income per share available to common stockholders-diluted	(0.01)	0.07	0.06	0.02
	Fiscal Year 2013 (1) (3)
	March 31	June 30	September 29	December 29
Total revenues	$68,744	$78,186	$78,021	$74,761
Income (loss) from operations	152	4,761	3,176	(6,614)
Net income (loss) attributable to Potbelly Corporation	18	2,759	2,165	(3,684)
(Loss) per share available to common stockholders-basic (4)	(1.74)	(1.77)	(12.29)	(1.93)
(Loss) per share available to common stockholders-diluted (4)	(1.74)	(1.77)	(12.29)	(1.93)

(1)	Fiscal years 2014 and 2013 were 52-week years. Each quarter of the fiscal year consists of 13 weeks.
(2)	The 13 weeks ended March 30, 2014 were impacted by significantly adverse weather.
(3)	Fiscal year 2013 includes $10.6 million in one-time costs associated with our IPO, which closed on October 9, 2013. These costs primarily consist of one-time charges for stock compensation of approximately $10.0 million as well as legal and accounting fees.
(4)	For the first three quarters in fiscal 2013, basic and diluted income (loss) per share available to common stockholders was calculated under the two-class method as the redeemable convertible preferred stock participated in the undistributed earnings of the Company. Earnings of the Company were allocated between the common and preferred stockholders to account for the accretion of the redeemable convertible preferred stock to its maximum redemption value, thereby reducing the earnings of the Company attributable to common stockholders. For the first three quarters in 2013, this resulted in net losses attributable to common stockholders, in total and on a per share basis, as the net income attributable to the Company (if any) was exceeded by the change in maximum redemption value of the redeemable convertible preferred stock. Upon completion of the initial public offering on October 9, 2013, the redeemable convertible preferred stock was automatically converted to common stock. See Note 9—Capital Stock and Warrants for further information on the conversion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 28, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 28, 2014. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 28, 2014, our internal control over financial reporting was effective, at a reasonable assurance level.

Because we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in our definitive proxy statement for the 2015 Annual Meeting (our “Proxy Statement”) and is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table presents certain information related to our equity incentive plans under which our equity securities are authorized for issuance as of December 28, 2014:

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,612,841	$10.10	840,437	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	4,612,841	$10.10	840,437

(1)	Consists of the 2001 Equity Incentive Plan, the 2004 Equity Incentive Plan and the 2013 Long-Term Incentive Plan. No further awards may be made under the 2001 Equity Incentive Plan or the 2004 Equity Incentive Plan.
(2)	The total amount reported consists only of shares available for future issuance under the 2013 Long-Term Incentive Plan, which may be issued in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance stock and performance stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Potbelly Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTBELLY CORPORATION

By:	/s/ Aylwin Lewis
Aylwin Lewis
Chief Executive Officer and President

Date: February 25, 2015

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aylwin Lewis, Charles Talbot and Matthew Revord and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aylwin Lewis Aylwin Lewis	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 25, 2015

/s/ Charles Talbot Charles Talbot	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 25, 2015

/s/ Vann Avedisian Vann Avedisian	Director	February 25, 2015

/s/ Peter Bassi Peter Bassi	Director	February 25, 2015

/s/ Ann Marie Campbell Ann Marie Campbell	Director	February 25, 2015

/s/ Susan Chapman-Hughes Susan Chapman-Hughes	Director	February 25, 2015

/s/ Daniel Ginsberg Daniel Ginsberg	Director	February 25, 2015

/s/ Marla Gottschalk Marla Gottschalk	Director	February 25, 2015

/s/ Bryant Keil Bryant Keil	Director	February 25, 2015

/s/ Dan Levitan Dan Levitan	Director	February 25, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Seventh Amended and Restated Certificate of Incorporation of Potbelly Corporation (filed as Exhibit 3.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

3.2	Amended and Restated By-laws of Potbelly Corporation (filed as Exhibit 3.2 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

4.1	Fifth Amended and Restated Registration Rights Agreement (filed as Exhibit 4.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

10.1	Potbelly Corporation 2004 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference) †

10.2	Potbelly Corporation 2013 Long-Term Incentive Plan (filed as Exhibit 10.2 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.3	Credit Agreement dated September 21, 2012, among Potbelly Sandwich Works, LLC, Potbelly Corporation, Potbelly Illinois, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.3 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.4	Amendment No. 1 to Credit Agreement dated April 26, 2013, among Potbelly Sandwich Works, LLC, Potbelly Corporation, Potbelly Illinois, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.4 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.5	Amendment No. 2 to Credit Agreement dated August 20, 2013, among Potbelly Sandwich Works, LLC, Potbelly Corporation, Potbelly Illinois, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A (filed as Exhibit 10.5 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.6	Amendment No. 3 to Credit Agreement dated August 26, 2014, among Potbelly Sandwich Works, LLC, Potbelly Corporation, Potbelly Illinois, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A.

10.7	Executive Employment Contract between Potbelly Corporation and Aylwin Lewis dated August 8, 2013 (filed as Exhibit 10.6 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.8	Executive Employment Contract between Potbelly Corporation and John Morlock dated July 25, 2013 (filed as Exhibit 10.7 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.9	Executive Employment Contract between Potbelly Corporation and Charles Talbot dated July 25, 2013 (filed as Exhibit 10.8 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.10	Form of stock option agreement for grants prior to January 1, 2011 for named executive officers other than Aylwin Lewis pursuant to 2004 Equity Incentive Plan (including any replacement options granted after such date for expired grants) (filed as Exhibit 10.9 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.11	Form of stock option agreement for grants prior to January 1, 2011 for Aylwin Lewis pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.10 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.12	Form of stock option agreement for grants during year 2011 for named executive officers other than Aylwin Lewis pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.11 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

Exhibit Number	Description of Exhibit

10.13	Form of stock option agreement for grants during year 2011 for Aylwin Lewis pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.12 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.14	Form of stock option agreement for grants for directors other than Aylwin Lewis pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.13 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.15	Form of stock option agreement (other than for Aylwin Lewis) pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.14 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.16	Form of stock option agreement for Aylwin Lewis pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.15 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.17	Form of Restricted Stock Unit Award Agreement pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.16 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.18	Form of Indemnification Agreement between Potbelly Corporation and each of its directors and executive officers (filed as Exhibit 10.17 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.19	2014 Directors Compensation Plan (filed as Exhibit 10.18 to Form 10-K (File No. 001-36104) filed March 5, 2014 and incorporated herein by reference) †

10.20	Director Compensation Plan †

10.21	Potbelly Non-Qualified Deferred Compensation Plan †

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.Def	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan