Form 10-Q
period 2015-03-29
POTBELLY CORP
filed 2015-05-06
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 Par Value – 30,003,391 shares as of May 1, 2015

POTBELLY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data, unaudited)

	March 29, 2015	December 28, 2014
ASSETS
Current assets
Cash and cash equivalents	$61,726	$63,005
Accounts receivable, net of allowances of $23 and $19 as of March 29, 2015 and December 28, 2014, respectively	5,211	4,016
Inventories	2,598	2,768
Deferred income taxes, current	473	507
Prepaid expenses and other current assets	9,851	9,922

Total current assets	79,859	80,218
Property and equipment, net	89,804	85,704
Indefinite-lived intangible assets	3,404	3,404
Goodwill	1,428	1,428
Deferred income taxes, non-current	17,860	17,860
Deferred expenses, net and other assets	3,479	3,333

Total assets	$195,834	$191,947

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,096	$3,301
Accrued expenses	21,939	16,349
Accrued income taxes	343	226
Current portion of long-term debt	986	1,008

Total current liabilities	26,364	20,884
Deferred rent and landlord allowances	14,615	14,012
Other long-term liabilities	704	726

Total liabilities	41,683	35,622

Equity
Common stock, $0.01 par value—authorized, 200,000,000 shares; outstanding 28,710,056 and 28,934,700 shares as of March 29, 2015, and December 28, 2014, respectively	299	298
Warrants	909	909
Additional paid-in-capital	393,579	391,972
Treasury stock, held at cost, 1,161,776 and 827,090 shares as of March 29, 2015, and December 28, 2014, respectively	(14,652)	(10,246)
Accumulated deficit	(226,343)	(226,874)

Total stockholders’ equity	153,792	156,059
Non-controlling interest	359	266

Total equity	154,151	156,325

Total liabilities and equity	$195,834	$191,947

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended
	March 29, 2015	March 30, 2014
Revenues
Sandwich shop sales, net	$85,397	$73,523
Franchise royalties and fees	371	358

Total revenues	85,768	73,881

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	24,345	21,086
Labor and related expenses	24,600	21,460
Occupancy expenses	11,347	9,979
Other operating expenses	9,657	8,158
General and administrative expenses	8,831	7,822
Depreciation expense	5,151	4,717
Pre-opening costs	541	252
Impairment and loss on disposal of property and equipment	348	848

Total expenses	84,820	74,322

Income (loss) from operations	948	(441)
Interest expense	61	42

Income (loss) before income taxes	887	(483)
Income tax expense (benefit)	351	(191)

Net income (loss)	536	(292)
Net income attributable to non-controlling interest	5	9

Net income (loss) attributable to Potbelly Corporation	$531	$(301)

Net income (loss) per share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)
Weighted average shares outstanding:
Basic	28,905,084	29,150,824
Diluted	29,675,032	29,150,824

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (Deficit)

(amounts in thousands, except share data, unaudited)

	Common Stock		Treasury		Additional	Accumulated	Non-Controlling	Total Equity
	Shares	Amount	Stock	Warrants	Paid-In-Capital	Deficit	Interest	(Deficit)
Balance at December 29, 2013	29,148,029	$291	$—	$909	$383,077	$(231,232)	$228	$153,273
Net (loss) income	—	—	—	—	—	(301)	9	(292)
Exercise of stock options	3,399	—	—	—	8	—	—	8
Amortization of stock-based compensation	—	—	—	—	488	—	—	488

Balance at March 30, 2014	29,151,428	$291	$—	$909	$383,573	$(231,533)	$237	$153,477

Balance at December 28, 2014	28,934,700	$298	$(10,246)	$909	$391,972	$(226,874)	$266	$156,325
Net income	—	—	—	—	—	531	5	536
Exercise of stock options	110,042	1	—	—	1,069	—	—	1,070
Repurchases of common stock	(334,686)	—	(4,406)	—	—	—	—	(4,406)
Contributions from non-controlling interest	—	—	—	—	—	—	88	88
Amortization of stock-based compensation	—	—	—	—	538	—	—	538

Balance at March 29, 2015	28,710,056	$299	$(14,652)	$909	$393,579	$(226,343)	$359	$154,151

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 13 Weeks Ended
	March 29, 2015	March 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$536	$(292)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,151	4,717
Deferred income tax	34	(364)
Deferred rent and landlord allowances	602	344
Amortization of stock compensation expense	538	488
Asset impairment, store closure and disposal of property and equipment	399	848
Amortization of debt issuance costs	18	18
Changes in operating assets and liabilities:
Accounts receivable, net	(1,195)	(871)
Inventories	170	81
Prepaid expenses and other assets	(155)	(1,641)
Accounts payable	(52)	1,324
Accrued and other liabilities	4,107	1,864

Net cash provided by operating activities	10,153	6,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,163)	(6,536)

Net cash (used in) investing activities	(8,163)	(6,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(21)	(20)
Proceeds from exercise of stock options	1,284	8
Payment of payroll taxes related to stock-based compensation awards	(214)	—
Treasury stock repurchase	(4,406)	—
Contributions from non-controlling interest	88	—

Net cash (used in) financing activities	(3,269)	(12)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,279)	(32)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,005	69,579

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,726	$69,547

Supplemental cash flow information:
Income taxes paid	$17	$356
Interest paid	58	42
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$4,138	$1,626

See accompanying notes to the unaudited condensed consolidated financial statements

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly-owned subsidiaries, operates Potbelly Sandwich Works sandwich shops in 27 states and the District of Columbia. As of March 29, 2015 and March 30, 2014, the Company had 339 and 305 company-operated shops, respectively. During the 13 weeks ended March 29, 2015, the Company opened seven new company-operated shops and closed two shops. During the 13 weeks ended March 30, 2014, the Company opened nine new company-operated shops and closed no shops.

The Company also sells and administers franchises of Potbelly Sandwich Works sandwich shops. The first domestic and international franchise locations administered by the Company opened during February 2011. As of March 29, 2015, 17 franchised shops were in operation domestically and 12 franchised shops were in operation internationally. During the 13 weeks ended March 29, 2015, the Company did not open or close any franchised shops. During the 13 weeks ended March 30, 2014, the Company opened two franchised shops and closed no franchised shops.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2014. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of December 28, 2014 and March 29, 2015, its statement of operations for the 13 weeks ended March 30, 2014 and March 29, 2015 and its statement of cash flows for the 13 weeks ended March 30, 2014 and March 29, 2015 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

The Company does not have any components of other comprehensive income (loss) recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income (loss) in its consolidated financial statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works LLC (“LLC”) and 18 of LLC’s wholly owned subsidiaries and the LLC’s three joint ventures, collectively, the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated joint ventures, non-controlling interest represents a non-controlling partner’s share of the assets, liabilities and operations related to the three joint venture investments. The Company has ownership interests ranging from 65-80% in these consolidated joint ventures.

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal years 2014 and 2015 each consist of 52 weeks. The fiscal quarters ended March 30, 2014 and March 29, 2015 each consisted of 13 weeks.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, primarily related to the long-lived assets and income taxes, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(2) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. After performing a periodic review of our shops during the first fiscal quarter of 2015, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded impairment charges of $0.3 million for the 13 weeks ended March 29, 2015 related to the excess of the carrying amounts recorded on our balance sheet over the identified shops’ estimated fair values. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In fiscal 2014, the Company established a non-qualified deferred compensation plan, “Potbelly Non-Qualified Deferred Compensation Plan,” which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. The Company maintains a rabbi trust to fund obligations under the deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds. The investments in the rabbi trust are designated as trading securities and carried at fair value. Fair market value of investments in the rabbi trust is measured using Level 1 inputs (quoted prices for identical assets in active markets). As of March 29, 2015, the fair value of the investments in the rabbi trust was $53 thousand, which is included in other assets in the condensed consolidated balance sheet. The associated liability is recorded within other long-term liabilities in the condensed consolidated balance sheet. The Company records trading gains and losses in general and administrative expenses in the condensed consolidated statement of operations, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan. For the three months ended March 29, 2015, the Company recorded an immaterial amount of unrealized losses on investments held in the rabbi trust.

(3) Earnings per share

Basic and diluted income (loss) per share are calculated using the weighted average number of shares outstanding for the period as follows:

	For the 13 Weeks Ended
	March 29, 2015	March 30, 2014
Net income (loss) attributable to Potbelly Corporation	$531	$(301)

Weighted average common shares outstanding-basic	28,905,084	29,150,824
Plus: Effect of potential stock options exercise	710,280	—
Plus: Effect of potential warrant exercise	59,668	—

Weighted average common shares outstanding-diluted	29,675,032	29,150,824

Income (loss) per share available to common stockholders-basic	$0.02	$(0.01)
Income (loss) per share available to common stockholders-diluted	$0.02	$(0.01)
Potentially dilutive shares that are considered anti-dilutive:
Common share options	726,673	5,238,508
Warrants	—	241,704

(4) Income Taxes

The Company recognized income tax expense of $0.4 million on pre-tax income of $0.9 million, or an effective tax rate of 39.6%, for the 13 weeks ended March 29, 2015, compared to an income tax benefit of $0.2 million on pre-tax loss of $0.5 million, or an effective tax rate of 39.5%, for the 13 weeks ended March 30, 2014. The difference between the statutory rate and the effective tax rate is primarily attributable to state income taxes offset by certain federal and state tax credits.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(5) Capital Stock

On August 1, 2014, the Company’s Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock. Under this program, the Company may, from time to time, purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. During the 13 weeks ended March 29, 2015, the Company repurchased 334,686 shares of its common stock for approximately $4.4 million in open market transactions. As of March 29, 2015, the remaining dollar value of authorization under the share repurchase program was $20.4 million. Repurchased shares are included as treasury stock in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statement of Equity.

(6) Stock-Based Compensation

Throughout the 13 weeks ending March 29, 2015, the Company issued 253,479 stock options under the 2013 Long-Term Incentive Plan to eligible employees and key executives. The fair value of the options was determined using the Black-Scholes option pricing model. The weighted average fair value of options granted during the 13 weeks ended March 29, 2015 was $6.37 per share, as estimated using the following weighted average assumptions: expected life of options – seven years; volatility- 45.65%; risk-free interest rate – 1.90%; and dividend yield – 0.00%. The Company used the simplified method for determining the expected life of the options. Due to the lack of historical data as a newly public company, the Company calculated the specific stock price volatility using a blended volatility rate based on comparable publicly traded companies.

A summary of activity for the 13 weeks ended March 29, 2015 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 28, 2014	4,613	$10.10	$12,731	5.62

Granted	253	12.98
Exercised	(110)	9.74
Canceled	(116)	14.63

Outstanding—March 29, 2015	4,640	10.15	$18,607	5.61

Exercisable—March 29, 2015	3,570	9.29	$16,669	4.68

In accordance with ASC Topic 718, Compensation—Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period, which is generally the vesting period of the grant, with a corresponding increase to additional paid-in-capital. For each of the 13 weeks ended March 29, 2015 and March 30, 2014, the Company recognized stock-based compensation expense of $0.5 million. As of March 29, 2015, the unrecognized stock-based compensation expense was $6.1 million, which will be recognized through fiscal year 2019. The Company records stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involves numerous risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.

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

13 Weeks Ended March 29, 2015 Compared to 13 Weeks Ended March 30, 2014

The following table presents information comparing the components of net income (loss) for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	March 29, 2015	% of Revenues	March 30, 2014	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$85,397	99.6%	$73,523	99.5%	$11,874	16.2%
Franchise royalties and fees	371	0.4	358	0.5	13	3.6

Total revenues	85,768	100.0	73,881	100.0	11,887	16.1

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	24,345	28.4	21,086	28.5	3,259	15.5
Labor and related expenses	24,600	28.7	21,460	29.0	3,140	14.6
Occupancy expenses	11,347	13.2	9,979	13.5	1,368	13.7
Other operating expenses	9,657	11.3	8,158	11.0	1,499	18.4
General and administrative expenses	8,831	10.3	7,822	10.6	1,009	12.9
Depreciation expense	5,151	6.0	4,717	6.4	434	9.2
Pre-opening costs	541	0.6	252	0.3	289	114.7
Impairment and loss on disposal of property and equipment	348	0.4	848	1.1	(500)	(59.0)

Total expenses	84,820	98.9	74,322	100.6	10,498	14.1

Income (loss) from operations	948	1.1	(441)	(0.6)	1,389	315.0
Interest expense, net	61	0.1	42	0.1	19	45.2

Income (loss) before income taxes	887	1.0	(483)	(0.7)	1,370	283.6
Income tax expense (benefit)	351	0.4	(191)	(0.3)	542	283.8

Net income (loss)	536	0.6	(292)	(0.4)	828	283.6
Net income attributable to non-controlling interests	5	*	9	*	(4)	(44.4)

Net income (loss) attributable to Potbelly Corporation	$531	0.6%	$(301)	(0.4)%	$832	276.4%

*	Amount is less than 0.1%

Revenues

Total revenues increased by $11.9 million, or 16.1%, to $85.8 million during the 13 weeks ended March 29, 2015, from $73.9 million during the 13 weeks ended March 30, 2014. The increase in revenues primarily consisted of an increase of $8.1 million in sales from shops not yet in our company-operated comparable store sales base and a $3.8 million, or 5.4%, increase in company-operated comparable store sales. The increase in company-operated comparable store sales resulted from increases in average check from certain menu price increases and menu mix, delivery income as well as traffic.

Cost of Goods Sold

Cost of goods sold increased by $3.2 million, or 15.5%, to $24.3 million during the 13 weeks ended March 29, 2015, compared to $21.1 million during the 13 weeks ended March 30, 2014, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 28.4% during the 13 weeks ended March 29, 2015, from 28.5% during the 13 weeks ended March 30, 2014, primarily driven by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $3.1 million, or 14.6%, to $24.6 million during the 13 weeks ended March 29, 2015, from $21.5 million during the 13 weeks ended March 30, 2014, primarily due to new shop openings. As a percentage of revenues, labor and related expenses decreased to 28.7% during the 13 weeks ended March 29, 2015, from 29.0% during the 13 weeks ended March 30, 2014, primarily driven by lower manager labor, partially offset by higher associate labor, performance-based manager bonuses and an additional field incentive program to reward employees for tenure and development of others.

Occupancy Expenses

Occupancy expenses increased by $1.3 million, or 13.7%, to $11.3 million during the 13 weeks ended March 29, 2015, from $10.0 million during the 13 weeks ended March 30, 2014, primarily due to new shop openings. As a percentage of revenues, occupancy expenses decreased to 13.2% during the 13 weeks ended March 29, 2015, from 13.5% during the 13 weeks ended March 30, 2014, primarily due to sales leverage (i.e., the ability to spread certain expenses over a higher revenue base).

Other Operating Expenses

Other operating expenses increased by $1.5 million, or 18.4%, to $9.7 million during the 13 weeks ended March 29, 2015, from $8.2 million during the 13 weeks ended March 30, 2014. The increase is attributable to new shop openings, increased marketing spend as well as increased fees associated with credit card usage in our shops. As a percentage of revenues, other operating expenses increased to 11.3% during the 13 weeks ended March 29, 2015, from 11.0% during the 13 weeks ended March 30, 2014, primarily due to increased marketing spend as well as costs associated with various other operating expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 12.9%, to $8.8 million during the 13 weeks ended March 29, 2015, from $7.8 million during the 13 weeks ended March 30, 2014. The net increase is driven primarily by an increase in our performance-based incentives and higher labor-related costs, as well as increased spending on advertising. As a percentage of revenues, general and administrative expenses decreased to 10.3% during the 13 weeks ended March 29, 2015, from 10.6% during the 13 weeks ended March 30, 2014, driven by the factors above, coupled with sales leverage (i.e., the ability to spread certain costs over a higher revenue base).

Depreciation Expense

Depreciation expense increased by $0.5 million, or 9.2%, to $5.2 million during the 13 weeks ended March 29, 2015, from $4.7 million during the 13 weeks ended March 30, 2014, primarily due to a higher depreciable base related to new shops and existing shop capital investments. As a percentage of revenues, depreciation decreased to 6.0% during the 13 weeks ended March 29, 2015, from 6.4% during the 13 weeks ended March 30, 2014, driven by lower depreciation associated with new shops with lower build-out costs and longer expected useful lives for leasehold improvements, as well as leasehold improvements at legacy shops with higher build-out costs and shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs increased by $0.2 million, or 114.7%, to $0.5 million during the 13 weeks ended March 29, 2015, from $0.3 million during the 13 weeks ended March 30, 2014, primarily due to timing of new shop openings during the 13 weeks ended March 29, 2015 compared to the 13 weeks ended March 30, 2014.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment decreased to $0.3 million during the 13 weeks ended March 29, 2015, from $0.8 million during the 13 weeks ended March 30, 2014. After performing a periodic review of our shops during the first quarter of 2015, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.3 million related to the excess of the carrying amounts recorded on our balance sheet over the identified shops’ estimated fair values.

Interest Expense, net

Interest expense increased by $19 thousand, or 45.2%, to $61 thousand during the 13 weeks ended March 29, 2015, from $42 thousand during the 13 weeks ended March 30, 2014, primarily due to the accretion of certain occupancy-related interest costs. Interest expense for the 13 weeks ended March 29, 2015 is attributable to interest on the note payable, unused commitment fees, occupancy-related interest costs and deferred financing fees, partially offset by interest income related to money market funds.

Income Tax Expense

Income tax expense increased by $0.6 million to $0.4 million for the 13 weeks ended March 29, 2015, from a $0.2 million benefit during the 13 weeks ended March 30, 2014. For the 13 weeks ended March 29, 2015, our effective tax rate was 39.6%, compared to 39.5% for the 13 weeks ended March 30, 2014.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 13 Weeks Ended
	March 29, 2015	March 30, 2014
Net cash provided by (used in):
Operating activities	$10,153	$6,516
Investing activities	(8,163)	(6,536)
Financing activities	(3,269)	(12)

Net (decrease) in cash	$(1,279)	$(32)

Operating Activities

Net cash provided by operating activities increased to $10.2 million for the 13 weeks ended March 29, 2015, from $6.5 million for the 13 weeks ended March 30, 2014. The $3.7 million increase is primarily attributable to an increase of $2.6 million in net shop-level profits as well as timing of the payment of working capital accounts partially offset by lower impairment expense.

Investing Activities

Net cash used in investing activities increased to $8.2 million for the 13 weeks ended March 29, 2015, from $6.5 million for the 13 weeks ended March 30, 2014. The increase was primarily due to capital expenditures for future shop openings, maintaining our existing shops and certain other projects, including costs associated with our plans to move our Company headquarters during the 13 weeks ended March 29, 2015 as compared to the same period in 2014.

Financing Activities

Net cash used in financing activities was $3.3 million for the 13 weeks ended March 29, 2015, compared to $12 thousand for the 13 weeks ended March 30, 2014. The increase in net cash used was driven by the $4.4 million of treasury stock repurchased during the 13 weeks ended March 29, 2015, with no comparable transactions during the 13 weeks ended March 30, 2014, offset by $1.1 million in cash proceeds received by us related to the exercise of stock options, net of payroll taxes paid, during the 13 weeks ended March 29, 2015, compared to $8 thousand in cash proceeds received during the 13 weeks ended March 30, 2014.

Stock Repurchase Program

On August 1, 2014, our Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock. Under this program, we may, from time to time, purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. During the 13 weeks ended March 29, 2015, we repurchased 334,686 shares of common stock for approximately $4.4 million in open market transactions. At March 29, 2015, the remaining dollar value of authorization under the share repurchase program was $20.4 million.

Credit Facility

On September 21, 2012, we entered into a five-year revolving credit facility agreement with JPMorgan Chase Bank, N.A. that expires in September 2017 and provides for borrowings up to $35.0 million to fund capital expenditures for new shops, renovations and maintenance of existing shops, and to provide ongoing working capital for other general and corporate purposes. We will be entitled to incur additional incremental increases in the revolving credit facility of up to $25.0 million that will be included in the credit facility if no event of default exists and certain other requirements are met. The credit facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.25:1 and a minimum debt service coverage ratio, as defined, of 1.5:1. The credit facility also limits the restricted payments (primarily distributions and equity repurchases) that we may make, unless we obtain certain waivers or amendments from our lender. We were in compliance with these restrictions and conditions as of March 29, 2015. The credit facility is secured by substantially all assets of the Company. Borrowings under the credit facility bear interest at our option at either (i) a Eurocurrency rate determined by reference to the applicable LIBOR rate plus an applicable margin or (ii) a prime rate as announced by JPMorgan Chase plus an applicable margin. As of March 29, 2015, we had no amounts outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of March 29, 2015, we do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The pronouncement changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, which were not expected to have continuing cash flows should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. Early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a significant impact on our consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting period beginning after December 15, 2016. We are evaluating the expected adoption method of ASU 2014-09 and the adoption is not expected to have a significant impact on our consolidated balance sheet or consolidated statement of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The pronouncement requires our management to evaluate whether there is substantial doubt about our ability to continue as a going concern. The pronouncement is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated balance sheet or consolidated statement of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. Our exposures to market risk have not changed materially since December 28, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 29, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.  There have been no material changes to our Risk Factors as previously reported.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended March 29, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
December 29, 2014 – January 25, 2015	65,386	$13.29	65,386	$23.915,021
January 26, 2015 – February 22, 2015	34,400	$13.97	34,400	$23,435,353
February 23, 2015 – March 29, 2015	234,900	$13.06	234,900	$20,371,123

Total:	334,686		334,686

(1)	Average price paid per share excludes commissions.
(2)	On August 5, 2014, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to $35.0 million of our common stock. Such repurchases may take place from time to time in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTBELLY CORPORATION

Date: May 6, 2015	By:	/s/ Michael Coyne
Michael Coyne
Chief Financial Officer
(Principal Financial Officer)