Form 10-Q
period 2015-06-28
POTBELLY CORP
filed 2015-08-05
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 001-36104

Potbelly Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-4466837
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

111 N. Canal Street, Suite 850

Chicago, Illinois 60606

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

Common stock, $0.01 Par Value – 30,213,562 shares as of July 31, 2015

POTBELLY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	June 28, 2015	December 28, 2014
ASSETS
Current assets
Cash and cash equivalents	$54,105	$63,005
Accounts receivable, net of allowances of $43 and $19 as of June 28, 2015 and December 28, 2014, respectively	5,034	4,016
Inventories	2,820	2,768
Deferred income taxes, current	541	507
Prepaid expenses and other current assets	8,529	9,922

Total current assets	71,029	80,218
Property and equipment, net	92,615	85,704
Indefinite-lived intangible assets	3,404	3,404
Goodwill	1,428	1,428
Deferred income taxes, non-current	17,860	17,860
Deferred expenses, net and other assets	3,673	3,333

Total assets	$190,009	$191,947

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,228	$3,301
Accrued expenses	19,694	16,349
Accrued income taxes	100	226
Current portion of long-term debt	—	1,008

Total current liabilities	22,022	20,884
Deferred rent and landlord allowances	15,781	14,012
Other long-term liabilities	699	726

Total liabilities	38,502	35,622

Equity
Common stock, $0.01 par value—authorized, 200,000,000 shares; outstanding 28,371,178 and 28,934,700 shares as of June 28, 2015, and December 28, 2014, respectively	301	298
Warrants	909	909
Additional paid-in-capital	396,385	391,972
Treasury stock, held at cost, 1,749,406 and 827,090 shares as of June 28, 2015, and December 28, 2014, respectively	(22,792)	(10,246)
Accumulated deficit	(223,882)	(226,874)

Total stockholders’ equity	150,921	156,059
Non-controlling interest	586	266

Total equity	151,507	156,325

Total liabilities and equity	$190,009	$191,947

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenues
Sandwich shop sales, net	$95,566	$83,268	$180,963	$156,791
Franchise royalties and fees	383	352	754	710

Total revenues	95,949	83,620	181,717	157,501

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	27,253	23,936	51,598	45,022
Labor and related expenses	27,152	23,405	51,752	44,865
Occupancy expenses	11,539	10,183	22,886	20,162
Other operating expenses	9,970	8,691	19,627	16,849
General and administrative expenses	9,643	8,865	18,474	16,687
Depreciation expense	5,288	4,784	10,439	9,501
Pre-opening costs	536	273	1,077	525
Impairment and loss on disposal of property and equipment	484	29	832	877

Total expenses	91,865	80,166	176,685	154,488

Income from operations	4,084	3,454	5,032	3,013
Interest expense	63	40	124	82

Income before income taxes	4,021	3,414	4,908	2,931
Income tax expense	1,563	1,407	1,914	1,216

Net income	2,458	2,007	2,994	1,715
Net (loss) income attributable to non-controlling interest	(3)	(3)	2	6

Net income attributable to Potbelly Corporation	2,461	2,010	2,992	1,709

Net income per common share attributable to common stockholders:
Basic	$0.09	$0.07	$0.10	$0.06
Diluted	$0.08	$0.07	$0.10	$0.06
Weighted average shares outstanding:
Basic	28,594,712	29,342,528	28,749,898	29,246,676
Diluted	29,364,689	30,509,553	29,520,163	30,642,892

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data, unaudited)

	Common Stock		Treasury		Additional	Accumulated	Non-Controlling
	Shares	Amount	Stock	Warrants	Paid-In-Capital	Deficit	Interest	Total Equity
Balance at December 29, 2013	29,148,029	$291	$—	$909	$383,077	$(231,232)	$228	$153,273
Net income	—	—	—	—	—	1,709	6	1,715
Issuance of unrestricted common stock	25,663	—	—	—	400	—	—	400
Exercise of stock options	297,002	4	—	—	2,624	—	—	2,628
Distribution to non-controlling interest	—	—	—	—	—	—	(26)	(26)
Amortization of stock-based compensation	—	—	—	—	1,041	—	—	1,041

Balance at June 29, 2014	29,470,694	$295	$—	$909	$387,142	$(229,523)	$208	$159,031

Balance at December 28, 2014	28,934,700	$298	$(10,246)	$909	$391,972	$(226,874)	$266	$156,325
Net income	—	—	—	—	—	2,992	2	2,994
Exercise of stock options	358,794	3	—	—	3,062	—	—	3,065
Excess tax benefits associated with exercise of stock options	—	—	—	—	224	—	—	224
Repurchases of common stock	(922,316)	—	(12,546)	—	—	—	—	(12,546)
Capital distribution to non-controlling interest	—	—	—	—	—	—	(8)	(8)
Contributions from non-controlling interest	—	—	—	—	—	—	326	326
Amortization of stock-based compensation	—	—	—	—	1,127	—	—	1,127

Balance at June 28, 2015	28,371,178	$301	$(22,792)	$909	$396,385	$(223,882)	$586	$151,507

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 26 Weeks Ended
	June 28, 2015	June 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,994	$1,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,439	9,501
Deferred income tax	190	121
Deferred rent and landlord allowances	1,769	723
Amortization of stock compensation expense	1,127	1,441
Excess tax benefit from stock-based compensation	(224)	—
Asset impairment, store closure and disposal of property and equipment	887	877
Amortization of debt issuance costs	35	35
Changes in operating assets and liabilities:
Accounts receivable, net	(1,018)	(958)
Inventories	(52)	(90)
Prepaid expenses and other assets	904	(2,035)
Accounts payable	(730)	1,351
Accrued and other liabilities	2,641	(910)

Net cash provided by operating activities	18,962	11,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,901)	(13,386)

Net cash (used in) investing activities	(17,901)	(13,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(1,022)	(42)
Proceeds from exercise of stock options	3,743	3,337
Payment of payroll taxes related to stock-based compensation awards	(678)	(709)
Treasury stock repurchase	(12,546)	—
Excess tax benefit from stock-based compensation	224	—
Contributions from non-controlling interest	326	—
Distribution to non-controlling interest	(8)	(26)

Net cash (used in) provided by financing activities	(9,961)	2,560

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,900)	945
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,005	69,579

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,105	$70,524

Supplemental cash flow information:
Income taxes paid	$230	$700
Interest paid	114	84
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$2,931	$2,424

See accompanying notes to the unaudited condensed consolidated financial statements

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly-owned subsidiaries, operates Potbelly Sandwich Works sandwich shops in 27 states and the District of Columbia. As of June 28, 2015 and June 29, 2014, the Company had 349 and 312 company-operated shops, respectively. During the 26 weeks ended June 28, 2015, the Company opened 17 new company-operated shops and closed 2 shops. During the 26 weeks ended June 29, 2014, the Company opened 16 new company-operated shops and closed no shops.

The Company also sells and administers franchises of Potbelly Sandwich Works sandwich shops. The first domestic and international franchise locations administered by the Company opened during February 2011. As of June 28, 2015, 17 franchised shops were in operation domestically and 12 franchised shops were in operation internationally. During the 26 weeks ended June 28, 2015, the Company opened one franchised shop and closed one franchised shop. During the 26 weeks ended June 29, 2014, the Company opened three franchised shops and closed no franchised shops.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2014. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 28, 2015 and December 28, 2014, its statement of operations for the 13 and 26 weeks ended June 28, 2015 and June 29, 2014 and its statement of cash flows for the 26 weeks ended June 28, 2015 and June 29, 2014 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

The Company does not have any components of other comprehensive income (loss) recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income (loss) in its consolidated financial statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works LLC (“LLC”) and 17 of LLC’s wholly owned subsidiaries and the LLC’s 4 joint ventures, collectively, the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated joint ventures, non-controlling interest represents a non-controlling partner’s share of the assets, liabilities and operations related to the 4 joint venture investments. The Company has ownership interests ranging from 65-80% in these consolidated joint ventures.

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal years 2015 and 2014 each consist of 52 weeks. The fiscal quarters ended June 28, 2015 and June 29, 2014 each consisted of 13 weeks.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

New and Revised Financial Accounting Standards

We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period is irrevocable.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The FASB has approved a one-year deferral of the effective date of ASU 2014-09, such that it will become effective for the annual period ending after December 15, 2017. We are evaluating the expected adoption method of ASU 2014-09 and the adoption is not expected to have a significant impact on our consolidated balance sheet or consolidated statement of operations.

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

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. After performing a periodic review of our shops during the first and second fiscal quarter of 2015, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded impairment charges of $0.3 million and $0.6 million for the 13 weeks and 26 weeks ended June 28, 2015, respectively, related to the excess of the carrying amounts recorded on our balance sheet over the identified shops’ estimated fair values. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In fiscal 2014, the Company established a non-qualified deferred compensation plan, “Potbelly Non-Qualified Deferred Compensation Plan,” which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. The Company maintains a rabbi trust to fund obligations under the deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds. The investments in the rabbi trust are designated as trading securities and carried at fair value. Fair market value of investments in the rabbi trust is measured using Level 1 inputs (quoted prices for identical assets in active markets). As of June 28, 2015, the fair value of the investments in the rabbi trust was $71 thousand, which is included in other assets in the

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

condensed consolidated balance sheet. The associated liability is recorded within other long-term liabilities in the condensed consolidated balance sheet. The Company records trading gains and losses in general and administrative expenses in the condensed consolidated statement of operations, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan. For the three months ended June 28, 2015, the Company recorded an immaterial amount of unrealized losses on investments held in the rabbi trust.

(3) Earnings per share

Basic and diluted income (loss) per share are calculated using the weighted average number of shares outstanding for the period as follows:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income attributable to Potbelly Corporation	$2,461	$2,010	$2,992	$1,709

Weighted average common shares outstanding-basic	28,594,712	29,342,528	28,749,898	29,246,676
Plus: Effect of potential stock options exercise	708,271	1,046,198	709,276	1,258,203
Plus: Effect of potential warrant exercise	61,706	120,827	60,989	138,013

Weighted average common shares outstanding-diluted	29,364,689	30,509,553	29,520,163	30,642,892

Income per share available to common stockholders-basic	$0.09	$0.07	$0.10	$0.06
Income per share available to common stockholders-diluted	$0.08	$0.07	$0.10	$0.06
Potentially dilutive shares that are considered anti-dilutive:
Common share options	491,494	242,636	609,084	242,636
Warrants	—	—	—	—

(4) Income Taxes

The Company recognized income tax expense of $1.9 million on pre-tax income of $4.9 million, or an effective tax rate of 39.0%, for the 26 weeks ended June 28, 2015, compared to income tax expense of $1.2 million on pre-tax income of $2.9 million, or an effective tax rate of 41.5%, for the 26 weeks ended June 29, 2014. The difference between the statutory rate and the effective tax rate is primarily attributable to state income taxes offset by certain federal and state tax credits.

(5) Capital Stock

On August 1, 2014, the Company’s Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock. Under this program, the Company may, from time to time, purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. During the 26 weeks ended June 28, 2015, the Company repurchased 922,316 shares of its common stock for approximately $12.5 million in open market transactions. As of June 28, 2015, the remaining dollar value of authorization under the share repurchase program was $12.2 million. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statement of equity.

(6) Stock-Based Compensation

Throughout the 26 weeks ending June 28, 2015, the Company issued 498,479 stock options under the 2013 Long-Term Incentive Plan to eligible employees and key executives. The fair value of the options was determined using the Black-Scholes option pricing model. The weighted average fair value of options granted during the 26 weeks ended June 28, 2015 was $6.65 per share, as estimated using the following weighted average assumptions: expected life of options – seven years; volatility- 45.47%; risk-free interest rate – 1.90%; and dividend yield – 0.00%. The Company used the simplified method for determining the expected life of the options. Due to the lack of historical data as a newly public company, the Company calculated the specific stock price volatility using a blended volatility rate based on comparable publicly traded companies.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of activity for the 26 weeks ended June 28, 2015 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 28, 2014	4,613	$10.10	$12,731	5.62

Granted	498	13.59
Exercised	(359)	8.54
Canceled	(141)	14.18

Outstanding—June 28, 2015	4,611	10.47	$12,653	5.61

Exercisable—June 28, 2015	3,337	6.79	$11,549	3.19

In accordance with ASC Topic 718, Compensation—Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period, which is generally the vesting period of the grant, with a corresponding increase to additional paid-in-capital. For the 13 and 26 weeks ended June 28, 2015, the Company recognized $0.6 million and $1.1 million, respectively. For the 13 and 26 weeks ended June 29, 2014, the Company recognized $1.0 million and $1.4 million, respectively, which includes $0.4 million related to the May 2014 unrestricted common stock grants. As of June 28, 2015, the unrecognized stock-based compensation expense was $7.2 million, which will be recognized through fiscal year 2019. The Company records stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.

In May 2015, the Company issued 30,856 shares of restricted stock units (“RSUs”) to certain non-employee members of its Board of Directors. The RSUs had a grant-date share price of $14.26 upon issuance and have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The Company recorded an immaterial amount of stock-based compensation expense related to the issuance of the RSUs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involves numerous risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.

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

13 Weeks Ended June 28, 2015 Compared to 13 Weeks Ended June 29, 2014

The following table presents information comparing the components of net income (loss) for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	June 28, 2015	% of Revenues	June 29, 2014	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$95,566	99.6%	$83,268	99.6%	$12,298	14.8%
Franchise royalties and fees	383	0.4	352	0.4	31	8.8

Total revenues	95,949	100.0	83,620	100.0	12,329	14.7

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	27,253	28.4	23,936	28.6	3,317	13.9
Labor and related expenses	27,152	28.3	23,405	28.0	3,747	16.0
Occupancy expenses	11,539	12.0	10,183	12.2	1,356	13.3
Other operating expenses	9,970	10.4	8,691	10.4	1,279	14.7
General and administrative expenses	9,643	10.1	8,865	10.6	778	8.8
Depreciation expense	5,288	5.5	4,784	5.7	504	10.5
Pre-opening costs	536	0.6	273	0.3	263	96.3
Impairment and loss on disposal of property and equipment	484	0.5	29	*	455	1569.0

Total expenses	91,865	95.7	80,166	95.9	11,699	14.6

Income from operations	4,084	4.3	3,454	4.1	630	18.2
Interest expense, net	63	0.1	40	*	23	57.5

Income before income taxes	4,021	4.2	3,414	4.1	607	17.8
Income tax expense	1,563	1.6	1,407	1.7	156	11.1

Net income	2,458	2.6	2,007	2.4	451	22.5
Net loss attributable to non-controlling interests	(3)	*	(3)	*	—	0.0

Net income attributable to Potbelly Corporation	$2,461	2.6%	$2,010	2.4%	$451	22.4%

*	Amount is less than 0.1%

Revenues

Total revenues increased by $12.3 million, or 14.7%, to $95.9 million during the 13 weeks ended June 28, 2015, from $83.6 million during the 13 weeks ended June 29, 2014. The increase in revenues primarily consisted of an increase of $8.3 million in sales from shops not yet in our company-operated comparable store sales base and a $4.0 million, or 4.9%, increase in company-operated comparable store sales. The increase in company-operated comparable store sales resulted from increases in average check from certain menu price increases and menu mix, as well as traffic.

Cost of Goods Sold

Cost of goods sold increased by $3.3 million, or 13.9%, to $27.2 million during the 13 weeks ended June 28, 2015, compared to $23.9 million during the 13 weeks ended June 29, 2014, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 28.4% during the 13 weeks ended June 28, 2015, from 28.6% during the 13 weeks ended June 29, 2014, primarily driven by certain menu price increases, partially offset by inflation on dairy and certain proteins.

Labor and Related Expenses

Labor and related expenses increased by $3.7 million, or 16.0%, to $27.1 million during the 13 weeks ended June 28, 2015, from $23.4 million during the 13 weeks ended June 29, 2014, primarily due to new shop openings. As a percentage of revenues, labor and related expenses increased to 28.3% during the 13 weeks ended June 28, 2015, from 28.0% during the 13 weeks ended June 29, 2014, primarily driven by higher labor costs, performance-based manager bonuses and an additional incentive program to reward employees for tenure and development.

Occupancy Expenses

Occupancy expenses increased by $1.4 million, or 13.3%, to $11.6 million during the 13 weeks ended June 28, 2015, from $10.2 million during the 13 weeks ended June 29, 2014, primarily due to new shop openings. As a percentage of revenues, occupancy expenses decreased to 12.0% during the 13 weeks ended June 28, 2015, from 12.2% during the 13 weeks ended June 29, 2014, primarily due to sales leverage (i.e., the ability to spread certain expenses over a higher revenue base).

Other Operating Expenses

Other operating expenses increased by $1.3 million, or 14.7%, to $10.0 million during the 13 weeks ended June 28, 2015, from $8.7 million during the 13 weeks ended June 29, 2014. The increase is attributable to new shop openings, as well as increased fees associated with credit card usage in our shops, and other operating expense increases in line with revenue growth. As a percentage of revenues, other operating expenses remained consistent at 10.4% during the 13 weeks ended June 28, 2015 and June 29, 2014.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, or 8.8%, to $9.6 million during the 13 weeks ended June 28, 2015, from $8.9 million during the 13 weeks ended June 29, 2014. The net increase is driven primarily by increased spending on advertising, partially offset by lower stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 10.1% during the 13 weeks ended June 28, 2015, from 10.6% during the 13 weeks ended June 29, 2014, driven by lower stock-based compensation expense, coupled with sales leverage (i.e., the ability to spread certain costs over a higher revenue base).

Depreciation Expense

Depreciation expense increased by $0.5 million, or 10.5%, to $5.3 million during the 13 weeks ended June 28, 2015, from $4.8 million during the 13 weeks ended June 29, 2014, primarily due to a higher depreciable base related to new shops and existing shop capital investments. As a percentage of revenues, depreciation decreased to 5.5% during the 13 weeks ended June 28, 2015, from 5.7% during the 13 weeks ended June 29, 2014, driven by lower depreciation associated with new shops with lower build-out costs and longer expected useful lives for leasehold improvements, as well as leasehold improvements at legacy shops with higher build-out costs and shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs increased by $0.2 million, or 96.3%, to $0.5 million during the 13 weeks ended June 28, 2015, from $0.3 million during the 13 weeks ended June 29, 2014, primarily due to timing of new shop openings during the 13 weeks ended June 28, 2015 compared to the 13 weeks ended June 29, 2014.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $0.5 million during the 13 weeks ended June 28, 2015, from $29 thousand during the 13 weeks ended June 29, 2014. After performing a periodic review of our shops during the second quarter of 2015, it was determined that indicators of impairment were present for a certain shop as a result of continued underperformance of shop profitability. We performed an impairment analysis related to this shop and recorded an impairment charge of $0.3 million related to the excess of the carrying amounts recorded on our balance sheet over the identified shop’s estimated fair values.

Interest Expense, net

Interest expense increased by $23 thousand, or 57.5%, to $63 thousand during the 13 weeks ended June 28, 2015, from $40 thousand during the 13 weeks ended June 29, 2014, primarily due to the accretion of certain occupancy-related interest costs. Interest expense for the 13 weeks ended June 28, 2015 is attributable to interest on the note payable, unused commitment fees, occupancy-related interest costs and deferred financing fees, partially offset by interest income related to money market funds.

Income Tax Expense

Income tax expense increased by $0.2 million to $1.6 million for the 13 weeks ended June 28, 2015, from $1.4 million for the 13 weeks ended June 29, 2014. For the 13 weeks ended June 28, 2015, our effective tax rate was 38.9%, compared to 41.2% for the 13 weeks ended June 29, 2014. The decrease in the effective tax rate primarily relates to the Company recognizing certain federal tax credits, which were not recognized in the comparable prior period.

26 Weeks Ended June 28, 2015 Compared to 26 Weeks Ended June 29, 2014

The following table presents information comparing the components of net income (loss) for the periods indicated (dollars in thousands):

	For the 26 Weeks Ended
	June 28, 2015	% of Revenues	June 29, 2014	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$180,963	99.6%	$156,791	99.5%	$24,172	15.4%
Franchise royalties and fees	754	0.4	710	0.5	44	6.2

Total revenues	181,717	100.0	157,501	100.0	24,216	15.4

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	51,598	28.4	45,022	28.6	6,576	14.6
Labor and related expenses	51,752	28.5	44,865	28.5	6,887	15.4
Occupancy expenses	22,886	12.6	20,162	12.8	2,724	13.5
Other operating expenses	19,627	10.8	16,849	10.7	2,778	16.5
General and administrative expenses	18,474	10.2	16,687	10.6	1,787	10.7
Depreciation expense	10,439	5.7	9,501	6.0	938	9.9
Pre-opening costs	1,077	0.6	525	0.3	552	105.1
Impairment and loss on disposal of property and equipment	832	0.5	877	0.6	(45)	(5.1)

Total expenses	176,685	97.2	154,488	98.1	22,197	14.4

Income from operations	5,032	2.8	3,013	1.9	2,019	67.0
Interest expense, net	124	0.1	82	0.1	42	51.2

Income before income taxes	4,908	2.7	2,931	1.9	1,977	67.5
Income tax expense	1,914	1.1	1,216	0.8	698	57.4

Net income	2,994	1.6	1,715	1.1	1,279	74.6
Net income attributable to non-controlling interests	2	*	6	*	(4)	(66.7)

Net income attributable to Potbelly Corporation	$2,992	1.6%	$1,709	1.1%	$1,283	75.1%

*	Amount is less than 0.1%

Revenues

Total revenues increased by $24.2 million, or 15.4%, to $181.7 million during the 26 weeks ended June 28, 2015, from $157.5 million during the 26 weeks ended June 29, 2014. The increase in revenues primarily consisted of an increase of $16.3 million in sales from shops not yet in our company-operated comparable store sales base and a $7.8 million, or 5.1%, increase in company-operated comparable store sales. The increase in company-operated comparable store sales resulted from increases in average check from certain menu price increases and menu mix, as well as traffic.

Cost of Goods Sold

Cost of goods sold increased by $6.6 million, or 14.6%, to $51.6 million during the 26 weeks ended June 28, 2015, compared to $45.0 million during the 26 weeks ended June 29, 2014, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 28.4% during the 26 weeks ended June 28, 2015, from 28.6% during the 26 weeks ended June 29, 2014, primarily driven by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $6.9 million, or 15.4%, to $51.8 million during the 26 weeks ended June 28, 2015, from $44.9 million during the 26 weeks ended June 29, 2014, primarily due to new shop openings. As a percentage of revenues, labor and related expenses remained consistent at 28.5% during the 26 weeks ended June 28, 2015 and June 29, 2014.

Occupancy Expenses

Occupancy expenses increased by $2.7 million, or 13.5%, to $22.9 million during the 26 weeks ended June 28, 2015, from $20.2 million during the 26 weeks ended June 29, 2014, primarily due to new shop openings. As a percentage of revenues, occupancy expenses decreased to 12.6% during the 26 weeks ended June 28, 2015, from 12.8% during the 26 weeks ended June 29, 2014, primarily due to sales leverage (i.e., the ability to spread certain expenses over a higher revenue base).

Other Operating Expenses

Other operating expenses increased by $2.8 million, or 16.5%, to $19.6 million during the 26 weeks ended June 28, 2015, from $16.8 million during the 26 weeks ended June 29, 2014. The increase is attributable to new shop openings, increased marketing spend as well as increased fees associated with credit card usage in our shops. As a percentage of revenues, other operating expenses increased to 10.8% during the 26 weeks ended June 28, 2015, from 10.7% during the 26 weeks ended June 29, 2014, primarily due to increased marketing spend.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million, or 10.7%, to $18.5 million during the 26 weeks ended June 28, 2015, from $16.7 million during the 26 weeks ended June 29, 2014. The net increase is driven primarily by an increase in our performance-based incentives, as well as increased spending on advertising, partially offset by lower stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 10.2% during the 26 weeks ended June 28, 2015, from 10.6% during the 26 weeks ended June 29, 2014, driven by lower stock-based compensation expense, coupled with sales leverage (i.e., the ability to spread certain costs over a higher revenue base).

Depreciation Expense

Depreciation expense increased by $0.9 million, or 9.9%, to $10.4 million during the 26 weeks ended June 28, 2015, from $9.5 million during the 26 weeks ended June 29, 2014, primarily due to a higher depreciable base related to new shops and existing shop capital investments. As a percentage of revenues, depreciation decreased to 5.7% during the 26 weeks ended June 28, 2015, from 6.0% during the 26 weeks ended June 29, 2014, driven by lower depreciation associated with new shops with lower build-out costs and longer expected useful lives for leasehold improvements, as well as leasehold improvements at legacy shops with higher build-out costs and shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs increased by $0.6 million, or 105.1%, to $1.1 million during the 26 weeks ended June 28, 2015, from $0.5 million during the 26 weeks ended June 29, 2014, primarily due to timing of new shop openings during the 26 weeks ended June 28, 2015 compared to the 26 weeks ended June 29, 2014.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment decreased to $0.8 million during the 26 weeks ended June 28, 2015, from $0.9 million during the 26 weeks ended June 29, 2014. After performing a periodic review of our shops during the first and second quarters of 2015, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.6 million related to the excess of the carrying amounts recorded on our balance sheet over the identified shops’ estimated fair values.

Interest Expense, net

Interest expense increased by $42 thousand, or 51.2%, to $124 thousand during the 26 weeks ended June 28, 2015, from $82 thousand during the 26 weeks ended June 29, 2014, primarily due to the accretion of certain occupancy-related interest costs. Interest expense for the 26 weeks ended June 28, 2015 is attributable to interest on the note payable, unused commitment fees, occupancy-related interest costs and deferred financing fees, partially offset by interest income related to money market funds.

Income Tax Expense

Income tax expense increased by $0.7 million to $1.9 million for the 26 weeks ended June 28, 2015, from $1.2 million for the 26 weeks ended June 29, 2014. For the 26 weeks ended June 28, 2015, our effective tax rate was 39.0%, compared to 41.5% for the 26 weeks ended June 29, 2014. The decrease in the effective tax rate primarily relates to the Company recognizing certain federal tax credits, which were not recognized in the comparable prior period.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 26 Weeks Ended
	June 28, 2015	June 29, 2014
Net cash provided by (used in):
Operating activities	$18,962	$11,771
Investing activities	(17,901)	(13,386)
Financing activities	(9,961)	2,560

Net (decrease) increase in cash	$(8,900)	$945

Operating Activities

Net cash provided by operating activities increased to $19.0 million for the 26 weeks ended June 28, 2015, from $11.8 million for the 26 weeks ended June 29, 2014. The $7.2 million increase is primarily attributable to an increase of $5.2 million in net shop-level profits, increases in non-cash items such as depreciation and deferred rent and landlord allowances as well as timing of the payment of working capital accounts.

Investing Activities

Net cash used in investing activities increased to $17.9 million for the 26 weeks ended June 28, 2015, from $13.4 million for the 26 weeks ended June 29, 2014. The increase was primarily due to capital expenditures for future shop openings, maintaining our existing shops and certain other projects, including costs associated with the move of our Company headquarters during the 26 weeks ended June 28, 2015 as compared to the same period in 2014.

Financing Activities

Net cash used in financing activities was $10.0 million for the 26 weeks ended June 28, 2015, compared to net cash provided by financing activities of $2.6 million for the 26 weeks ended June 29, 2014. The increase in net cash used was driven by the $12.5 million of treasury stock repurchased during the 26 weeks ended June 28, 2015, with no comparable transactions during the 26 weeks ended June 29, 2014, offset by $3.1 million in cash proceeds received by us related to the exercise of stock options, net of payroll taxes paid, during the 26 weeks ended June 28, 2015, compared to $2.6 million in cash proceeds received during the 26 weeks ended June 29, 2014.

Stock Repurchase Program

On August 1, 2014, our Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock. Under this program, we may, from time to time, purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. During the 26 weeks ended June 28, 2015, we repurchased 922,316 shares of common stock for approximately $12.5 million in open market transactions. At June 28, 2015, the remaining dollar value of authorization under the share repurchase program was $12.2 million.

Credit Facility

On September 21, 2012, we entered into a five-year revolving credit facility agreement with JPMorgan Chase Bank, N.A. that expires in September 2017 and provides for borrowings up to $35.0 million to fund capital expenditures for new shops, renovations and maintenance of existing shops, and to provide ongoing working capital for other general and corporate purposes. We will be entitled to incur additional incremental increases in the revolving credit facility of up to $25.0 million that will be included in the credit facility if no event of default exists and certain other requirements are met. The credit facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.25:1 and a minimum debt service coverage ratio, as defined, of 1.5:1. The credit facility also limits the restricted payments (primarily distributions and equity repurchases) that we may make, unless we obtain certain waivers or amendments from our lender. We were in compliance with these restrictions and conditions as of June 28, 2015. The credit facility is secured by substantially all assets of the Company. Borrowings under the credit facility bear interest at our option at either (i) a Eurocurrency rate determined by reference to the applicable LIBOR rate plus an applicable margin or (ii) a prime rate as announced by JPMorgan Chase plus an applicable margin. As of June 28, 2015, we had no amounts outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of June 28, 2015, we do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

New and Revised Financial Accounting Standards

For a description of recently issued Financial Accounting Standards, see Note 1— “Organization and Other Matters” of the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. Our exposures to market risk have not changed materially since December 28, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 28, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended June 28, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
March 30, 2015 – April 26, 2015	200,940	$13.89	200,940	$17,586,629
April 27, 2015 – May 24, 2015	79,604	$13.93	79,604	$16,475,799
May 25, 2015 – June 28, 2015	307,086	$13.83	307,086	$12,242,638

Total:	587,630		587,630

(1)	Average price paid per share excludes commissions.
(2)	On August 5, 2014, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to $35.0 million of our common stock. Such repurchases may take place from time to time in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions.

ITEM 6.	EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

10.22	Director Compensation Plan, adopted May 14, 2015 †

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTBELLY CORPORATION

Date: August 5, 2015	By:	/s/ Michael Coyne
Michael Coyne
Chief Financial Officer
(Principal Financial Officer)