Form 10-Q
period 2015-09-27
POTBELLY CORP
filed 2015-11-04
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2015

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

Common stock, $0.01 Par Value – 30,297,871 shares as of October 30, 2015

POTBELLY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	September 27,	December 28,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$42,768	$63,005
Accounts receivable, net of allowances of $34 and $19 as of September 27, 2015 and December 28, 2014, respectively	5,406	4,016
Inventories	2,830	2,768
Deferred income taxes, current	564	507
Prepaid expenses and other current assets	9,793	9,922
Total current assets	61,361	80,218
Property and equipment, net	96,001	85,704
Indefinite-lived intangible assets	3,404	3,404
Goodwill	1,428	1,428
Deferred income taxes, non-current	17,860	17,860
Deferred expenses, net and other assets	3,882	3,333
Total assets	$183,936	$191,947
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,442	$3,301
Accrued expenses	21,920	16,349
Accrued income taxes	125	226
Current portion of long-term debt	—	1,008
Total current liabilities	25,487	20,884
Deferred rent and landlord allowances	17,083	14,012
Other long-term liabilities	676	726
Total liabilities	43,246	35,622
Equity
Common stock, $0.01 par value—authorized, 200,000,000 shares; outstanding 27,366,312 and 28,934,700 shares as of September 27, 2015 and December 28, 2014, respectively	303	298
Warrants	909	909
Additional paid-in-capital	398,416	391,972
Treasury stock, held at cost, 2,921,811 and 827,090 shares as of September 27, 2015, and December 28, 2014, respectively	(37,276)	(10,246)
Accumulated deficit	(222,481)	(226,874)
Total stockholders’ equity	139,871	156,059
Non-controlling interest	819	266
Total equity	140,690	156,325
Total liabilities and equity	$183,936	$191,947

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Revenues
Sandwich shop sales, net	$95,564	$84,340	$276,527	$241,131
Franchise royalties and fees	475	335	1,229	1,045
Total revenues	96,039	84,675	277,756	242,176
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	27,256	24,044	78,854	69,066
Labor and related expenses	27,663	23,772	79,415	68,637
Occupancy expenses	11,855	10,467	34,741	30,629
Other operating expenses	10,501	8,847	30,128	25,696
General and administrative expenses	9,232	7,623	27,706	24,310
Depreciation expense	5,510	5,039	15,949	14,540
Pre-opening costs	510	314	1,587	839
Impairment and loss on disposal of property and equipment	1,133	1,315	1,965	2,192
Total expenses	93,660	81,421	270,345	235,909
Income from operations	2,379	3,254	7,411	6,267
Interest expense	56	42	180	124
Income before income taxes	2,323	3,212	7,231	6,143
Income tax expense	866	1,260	2,780	2,476
Net income	1,457	1,952	4,451	3,667
Net income attributable to non-controlling interest	56	5	58	11
Net income attributable to Potbelly Corporation	$1,401	$1,947	$4,393	$3,656
Net income per common share attributable to common stockholders:
Basic	$0.05	$0.07	$0.15	$0.12
Diluted	$0.05	$0.06	$0.15	$0.12
Weighted average shares outstanding:
Basic	27,850,394	29,358,822	28,450,063	29,284,058
Diluted	28,369,775	30,044,456	29,137,537	30,463,093

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data, unaudited)

	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non-Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 29, 2013	29,148,029	$291	$—	$909	$383,077	$(231,232)	$228	$153,273
Net income	—	—	—	—	—	3,656	11	3,667
Issuance of unrestricted common stock	28,240	—	—	—	432	—	—	432
Exercise of stock options	338,946	4	—	—	2,964	—	—	2,968
Repurchases of common stock	(471,290)	—	(5,797)	—	—	—	—	(5,797)
Distribution to non- controlling interest	—	—	—	—	—	—	(34)	(34)
Amortization of stock-based compensation	—	—	—	—	1,590	—	—	1,590
Balance at September 28, 2014	29,043,925	$295	$(5,797)	$909	$388,063	$(227,576)	$205	$156,099
Balance at December 28, 2014	28,934,700	$298	$(10,246)	$909	$391,972	$(226,874)	$266	$156,325
Net income	—	—	—	—	—	4,393	58	4,451
Exercise of stock options	526,333	5	—	—	4,315	—	—	4,320
Excess tax benefits associated with exercise of stock options	—	—	—	—	334	—	—	334
Repurchases of common stock	(2,094,721)	—	(27,030)	—	—	—	—	(27,030)
Distribution to non- controlling interest	—	—	—	—	—	—	(85)	(85)
Contributions from non-controlling interest	—	—	—	—	—	—	580	580
Amortization of stock-based compensation	—	—	—	—	1,795	—	—	1,795
Balance at September 27, 2015	27,366,312	$303	$(37,276)	$909	$398,416	$(222,481)	$819	$140,690

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 39 Weeks Ended
	September 27,	September 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,451	$3,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,949	14,540
Deferred income tax	(57)	116
Deferred rent and landlord allowances	3,071	1,086
Amortization of stock compensation expense	1,795	2,022
Excess tax benefit from stock-based compensation	(334)	—
Asset impairment, store closure and disposal of property and equipment	2,160	2,192
Amortization of debt issuance costs	53	53
Changes in operating assets and liabilities:
Accounts receivable, net	(1,259)	(1,572)
Inventories	(56)	(184)
Prepaid expenses and other assets	(646)	(2,125)
Accounts payable	136	1,235
Accrued and other liabilities	5,060	2,264
Net cash provided by operating activities	30,323	23,294
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of franchise shop	(333)	—
Purchases of property and equipment	(27,324)	(20,544)
Net cash (used in) investing activities	(27,657)	(20,544)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(1,022)	(63)
Proceeds from exercise of stock options	5,291	3,780
Payment of payroll taxes related to stock-based compensation awards	(971)	(812)
Treasury stock repurchase	(27,030)	(5,797)
Excess tax benefit from stock-based compensation	334	—
Contributions from non-controlling interest	580	—
Distribution to non-controlling interest	(85)	(34)
Net cash (used in) financing activities	(22,903)	(2,926)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,237)	(176)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,005	69,579
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,768	$69,403
Supplemental cash flow information :
Income taxes paid	$2,301	$867
Interest paid	155	124
Supplemental non-cash investing and financing activities :
Unpaid liability for purchases of property and equipment	$3,364	$3,059

See accompanying notes to the unaudited condensed consolidated financial statements

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly-owned subsidiaries, operates Potbelly Sandwich Works sandwich shops in 28 states and the District of Columbia. The Company also sells and administers franchises of Potbelly Sandwich Works sandwich shops. The first domestic and international franchise locations administered by the Company opened during February 2011, and in July 2015, the Company opened its first franchise shop in the United Kingdom. Additionally, during July 2015, the Company transitioned a franchise shop to a company-operated shop at a cost of $0.3 million. The Company did not record any goodwill related to the transaction.

The table below sets forth a rollforward of company-operated and franchise-operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 29, 2013	296	11	12	23	319
Shops opened	23	3	1	4	27
Shop closed(1)	—	—	(1)	(1)	(1)
Shops as of September 28, 2014	319	14	12	26	345

Shops as of December 28, 2014	334	17	12	29	363
Shops opened	28	2	2	4	32
Shop purchased from franchisee	1	(1)	—	(1)	—
Shops closed(2)	(5)	—	(1)	(1)	(6)
Shops as of September 27, 2015	358	18	13	31	389

_______________

(1)  Shop closure during the 39 weeks ended September 28, 2014 was driven by an underperforming shop.

(2)  Shop closures during the 39 weeks ended September 27, 2015 were related to planned shop closures in airport terminal locations as well as planned closures for underperforming shops with expiring leases.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2014. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 27, 2015 and December 28, 2014, its statement of operations for the 13 and 39 weeks ended September 27, 2015 and September 28, 2014 and its statement of cash flows for the 39 weeks ended September 27, 2015 and September 28, 2014 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal years 2015 and 2014 each consist of 52 weeks. The fiscal quarters ended September 27, 2015 and September 28, 2014 each consisted of 13 weeks.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, primarily related to long-lived assets and income taxes, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330)”. The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a significant impact on our consolidated balance sheet or consolidated statement of operations.

(2) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. After performing a periodic review of our shops during each quarter of 2015, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded impairment charges of $1.0 million and $1.6 million for the 13 and 39 weeks ended September 27, 2015, respectively, related to the excess of the carrying amounts recorded on our balance sheet over the identified shops’ estimated fair values. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In fiscal 2014, the Company established a non-qualified deferred compensation plan, “Potbelly Non-Qualified Deferred Compensation Plan,” which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. The Company maintains a rabbi trust to fund obligations under the deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds. The investments in the rabbi trust are designated as trading securities and carried at fair value. Fair market value of investments in the rabbi trust is measured using Level 1 inputs (quoted prices for identical assets in active markets). As of September 27, 2015, the fair value of the investments in the rabbi trust was $97 thousand, which is included in other assets in the condensed consolidated balance sheet. The associated liability is recorded within other long-term liabilities in the condensed consolidated balance sheet. The Company records trading gains and losses in general and administrative expenses in the condensed consolidated statement of operations, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan. For the three months ended September 27, 2015, the Company recorded an immaterial amount of unrealized losses on investments held in the rabbi trust.

(3) Earnings per share

Basic and diluted income per share are calculated using the weighted average number of shares outstanding for the period as follows:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2015	2014	2015	2014
Net income attributable to Potbelly Corporation	$1,401	$1,947	$4,393	$3,656
Weighted average common shares outstanding-basic	27,850,394	29,358,822	28,450,063	29,284,058
Plus: Effect of potential stock options exercise	471,579	602,982	630,043	1,054,632
Plus: Effect of potential warrant exercise	47,802	82,652	57,431	124,403
Weighted average common shares outstanding-diluted	28,369,775	30,044,456	29,137,537	30,463,093
Income per share available to common stockholders-basic	$0.05	$0.07	$0.15	$0.12
Income per share available to common stockholders-diluted	$0.05	$0.06	$0.15	$0.12
Potentially dilutive shares that are considered anti-dilutive:
Common share options	1,192,579	869,317	803,582	537,318
Warrants	—	—	—	—

(4) Income Taxes

The Company recognized income tax expense of $2.8 million on pre-tax income of $7.2 million, or an effective tax rate of 38.4%, for the 39 weeks ended September 27, 2015, compared to income tax expense of $2.5 million on pre-tax income of $6.1 million, or an effective tax rate of 40.3%, for the 39 weeks ended September 28, 2014. The difference between the statutory rate and the effective tax rate is primarily attributable to state income taxes offset by certain federal and state tax credits.

(5) Capital Stock

On September 8, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock.  This program replaces the previously authorized share repurchase program, which was completed in the third quarter of 2015. Under the current program, the Company may, from time to time, purchase shares in the open market (including

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. During the 39 weeks ended September 27, 2015, the Company repurchased 2,094,721 shares of its common stock for approximately $27.0 million in open market transactions, which includes shares purchased under both the new plan and the completed plan. As of September 27, 2015, the remaining dollar value of authorization under the new share repurchase program was $32.7 million. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statement of equity.

(6) Stock-Based Compensation

Throughout the 39 weeks ended September 27, 2015, the Company issued 558,479 stock options under the 2013 Long-Term Incentive Plan to eligible employees and key executives. The fair value of the options was determined using the Black-Scholes option pricing model. The weighted average fair value of options granted during the 39 weeks ended September 27, 2015 was $6.45 per share, as estimated using the following weighted average assumptions: expected life of options –seven years; volatility –45.25%; risk-free interest rate –1.90%; and dividend yield –0.00%. The Company used the simplified method for determining the expected life of the options. Due to the lack of historical data as a newly public company, the Company calculated the specific stock price volatility using a blended volatility rate based on comparable publicly traded companies.

A summary of activity for the 39 weeks ended September 27, 2015 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 28, 2014	4,613	$10.10	$12,731	5.62
Granted	558	13.23
Exercised	(526)	8.21
Canceled	(197)	14.24
Outstanding—September 27, 2015	4,448	10.53	$6,326	5.38
Exercisable—September 27, 2015	3,207	9.46	$5,884	4.12

In accordance with ASC Topic 718, Compensation—Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period, which is generally the vesting period of the grant, with a corresponding increase to additional paid-in-capital. For the 13 and 39 weeks ended September 27, 2015, the Company recognized $0.7 million and $1.8 million, respectively. For the 13 and 39 weeks ended September 28, 2014, the Company recognized $0.6 million and $2.0 million, respectively, which includes $32 thousand and $0.4 million related to the May 2014 unrestricted common stock grants, respectively. As of September 27, 2015, the unrecognized stock-based compensation expense was $6.8 million, which will be recognized through fiscal year 2019. The Company records stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.

In May 2015, the Company issued 30,856 shares of restricted stock units (“RSUs”) to certain non-employee members of its Board of Directors. The RSUs had a grant-date fair value of $14.26 upon issuance and have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. In August 2015, the Company issued 5,221 shares of RSUs to the new non-employee member of its Board of Directors. The RSUs had a grant-date fair value of $11.88 upon issuance and have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The Company recorded an immaterial amount of stock-based compensation expense related to the issuance of all of these RSUs.

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

13 Weeks Ended September 27, 2015 Compared to 13 Weeks Ended September 28, 2014

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	September 27, 2015	% of Revenues	September 28, 2014	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$95,564	99.5%	$84,340	99.6%	$11,224	13.3%
Franchise royalties and fees	475	0.5	335	0.4	140	41.8
Total revenues	96,039	100.0	84,675	100.0	11,364	13.4
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	27,256	28.4	24,044	28.4	3,212	13.4
Labor and related expenses	27,663	28.8	23,772	28.1	3,891	16.4
Occupancy expenses	11,855	12.3	10,467	12.4	1,388	13.3
Other operating expenses	10,501	10.9	8,847	10.4	1,654	18.7
General and administrative expenses	9,232	9.6	7,623	9.0	1,609	21.1
Depreciation expense	5,510	5.7	5,039	6.0	471	9.3
Pre-opening costs	510	0.5	314	0.4	196	62.4
Impairment and loss on disposal of property and equipment	1,133	1.2	1,315	1.6	(182)	(13.8)
Total expenses	93,660	97.5	81,421	96.2	12,239	15.0
Income from operations	2,379	2.5	3,254	3.8	(875)	(26.9)
Interest expense, net	56	0.1	42	*	14	33.3
Income before income taxes	2,323	2.4	3,212	3.8	(889)	(27.7)
Income tax expense	866	0.9	1,260	1.5	(394)	(31.3)
Net income	1,457	1.5	1,952	2.3	(495)	(25.4)
Net income attributable to non- controlling interests	56	0.1	5	*	51	1,020.0
Net income attributable to Potbelly Corporation	$1,401	1.5%	$1,947	2.3%	$(546)	(28.0)%

_______________

*	Amount is less than 0.1%

Revenues

Total revenues increased by $11.4 million, or 13.4%, to $96.0 million during the 13 weeks ended September 27, 2015, from $84.7 million during the 13 weeks ended September 28, 2014. The increase in revenues primarily consisted of an increase of $8.3 million in sales from shops not yet in our company-operated comparable store sales base, $0.1 million increase in franchise revenues and a $3.0 million, or 3.7%, increase in company-operated comparable store sales. The increase in company-operated comparable store sales resulted from increases in average check from certain menu price increases and menu mix, as well as traffic.

Cost of Goods Sold

Cost of goods sold increased by $3.2 million, or 13.4%, to $27.3 million during the 13 weeks ended September 27, 2015, compared to $24.0 million during the 13 weeks ended September 28, 2014, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold remained consistent at 28.4% during the 13 weeks ended September 27, 2015 and the 13 weeks ended September 28, 2014.

Labor and Related Expenses

Labor and related expenses increased by $3.9 million, or 16.4%, to $27.7 million during the 13 weeks ended September 27, 2015, from $23.8 million during the 13 weeks ended September 28, 2014, primarily due to new shop openings, wage inflation in certain states as a result of statutory minimum wage increases, as well as an increase in an existing incentive program and an additional incentive program to reward employees for tenure and development which began in fiscal year 2015. As a percentage of revenues, labor and related expenses increased to 28.8% during the 13 weeks ended September 27, 2015, from 28.1% during the 13 weeks ended September 28, 2014, primarily driven by higher labor costs, wage inflation in certain states as a result of statutory minimum wage increases, as well as an increase in an existing incentive program and an additional incentive program to reward employees for tenure and development, which began in fiscal year 2015.

Occupancy Expenses

Occupancy expenses increased by $1.4 million, or 13.3%, to $11.9 million during the 13 weeks ended September 27, 2015, from $10.5 million during the 13 weeks ended September 28, 2014, primarily due to new shop openings. As a percentage of revenues, occupancy expenses decreased to 12.3% during the 13 weeks ended September 27, 2015, from 12.4% during the 13 weeks ended September 28, 2014, primarily due to sales leverage (i.e., the ability to spread certain expenses over a higher revenue base) partially offset by increases in certain occupancy related costs.

Other Operating Expenses

Other operating expenses increased by $1.7 million, or 18.7%, to $10.5 million during the 13 weeks ended September 27, 2015, from $8.8 million during the 13 weeks ended September 28, 2014. The increase is attributable to new shop openings, as well as increased fees associated with credit card usage in our shops, and other operating expense increases in line with revenue growth. As a percentage of revenues, other operating expenses increased to 10.9% during the 13 weeks ended September 27, 2015, from 10.4% during the 13 weeks ended September 28, 2014, primarily driven by increased fees associated with credit card usage in our shops, various increases in other operating expenses as well as the $0.2 million cumulative adjustment recorded during the 13 weeks ended September 28, 2014, for the change in accounting estimate related to gift card breakage.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million, or 21.1%, to $9.2 million during the 13 weeks ended September 27, 2015, from $7.6 million during the 13 weeks ended September 28, 2014. The increase is driven primarily by increases in performance-based incentives, stock-based compensation as well as rent associated with our new office and costs associated with improving our technological infrastructure. As a percentage of revenues, general and administrative expenses increased to 9.6% during the 13 weeks ended September 27, 2015, from 9.0% during the 13 weeks ended September 28, 2014, driven by items referenced above, partially offset by sales leverage (i.e., the ability to spread certain costs over a higher revenue base).

Depreciation Expense

Depreciation expense increased by $0.5 million, or 9.3%, to $5.5 million during the 13 weeks ended September 27, 2015, from $5.0 million during the 13 weeks ended September 28, 2014, primarily due to a higher depreciable base related to new shops and existing shop capital investments. As a percentage of revenues, depreciation decreased to 5.7% during the 13 weeks ended September 27, 2015, from 6.0% during the 13 weeks ended September 28, 2014, driven by lower depreciation associated with new shops with lower build-out costs and longer expected useful lives for leasehold improvements, as well as leasehold improvements at legacy shops with higher build-out costs and shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs increased by $0.2 million, or 62.4%, to $0.5 million during the 13 weeks ended September 27, 2015, from $0.3 million during the 13 weeks ended September 28, 2014, primarily due to timing of new shop openings during the 13 weeks ended September 27, 2015 compared to the 13 weeks ended September 28, 2014.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment decreased to $1.1 million during the 13 weeks ended September 27, 2015, from $1.3 million during the 13 weeks ended September 28, 2014. After performing a periodic review of our shops during the third quarter of 2015, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded an impairment charge of $1.0 million related to the excess of the carrying amounts recorded on our balance sheet over the identified shops’ estimated fair values.

Interest Expense, net

Interest expense increased by $14 thousand, or 33.3%, to $56 thousand during the 13 weeks ended September 27, 2015, from $42 thousand during the 13 weeks ended September 28, 2014, primarily due to the accretion of certain occupancy-related interest costs. Interest expense for the 13 weeks ended September 27, 2015 is attributable to interest on the note payable, unused commitment fees, occupancy-related interest costs and deferred financing fees, partially offset by interest income related to money market funds.

Income Tax Expense

Income tax expense decreased by $0.4 million to $0.9 million for the 13 weeks ended September 27, 2015, from $1.3 million for the 13 weeks ended September 28, 2014. For the 13 weeks ended September 27, 2015, our effective tax rate was 37.3%, compared to 39.2% for the 13 weeks ended September 28, 2014. The decrease in the effective tax rate primarily relates to the Company recognizing certain federal tax credits, which were not recognized in the comparable prior period.

39 weeks ended September 27, 2015 Compared to 39 weeks ended September 28, 2014

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 39 Weeks Ended
	September 27, 2015	% of Revenues	September 28, 2014	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$276,527	99.6%	$241,131	99.6%	$35,396	14.7%
Franchise royalties and fees	1,229	0.4	1,045	0.4	184	17.6
Total revenues	277,756	100.0	242,176	100.0	35,580	14.7
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	78,854	28.4	69,066	28.5	9,788	14.2
Labor and related expenses	79,415	28.6	68,637	28.3	10,778	15.7
Occupancy expenses	34,741	12.5	30,629	12.6	4,112	13.4
Other operating expenses	30,128	10.8	25,696	10.6	4,432	17.2
General and administrative expenses	27,706	10.0	24,310	10.0	3,396	14.0
Depreciation expense	15,949	5.7	14,540	6.0	1,409	9.7
Pre-opening costs	1,587	0.6	839	0.3	748	89.2
Impairment and loss on disposal of property and equipment	1,965	0.7	2,192	0.9	(227)	(10.4)
Total expenses	270,345	97.3	235,909	97.4	34,436	14.6
Income from operations	7,411	2.7	6,267	2.6	1,144	18.3
Interest expense, net	180	0.1	124	0.1	56	45.2
Income before income taxes	7,231	2.6	6,143	2.5	1,088	17.7
Income tax expense	2,780	1.0	2,476	1.0	304	12.3
Net income	4,451	1.6	3,667	1.5	784	21.4
Net income attributable to non- controlling interests	58	0.0	11	*	47	427.3
Net income attributable to Potbelly Corporation	$4,393	1.6%	$3,656	1.5%	$737	20.2%

_______________

*	Amount is less than 0.1%

Revenues

Total revenues increased by $35.6 million, or 14.7%, to $277.8 million during the 39 weeks ended September 27, 2015, from $242.2 million during the 39 weeks ended September 28, 2014. The increase in revenues primarily consisted of an increase of $24.6 million in sales from shops not yet in our company-operated comparable store sales base and a $10.8 million, or 4.6%, increase in company-operated comparable store sales. The increase in company-operated comparable store sales resulted from increases in average check from certain menu price increases and menu mix, as well as traffic.

Cost of Goods Sold

Cost of goods sold increased by $9.8 million, or 14.2%, to $78.9 million during the 39 weeks ended September 27, 2015, compared to $69.1 million during the 39 weeks ended September 28, 2014, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 28.4% during the 39 weeks ended September 27, 2015, from 28.5% during the 39 weeks ended September 28, 2014, primarily driven by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $10.8 million, or 15.7%, to $79.4 million during the 39 weeks ended September 27, 2015, from $68.6 million during the 39 weeks ended September 28, 2014, primarily due to new shop openings. As a percentage of revenues, labor and related expenses increased to 28.6% during the 39 weeks ended September 27, 2015, from 28.3% during the 39 weeks ended September 28, 2014, primarily driven by higher labor costs, wage inflation in certain states as a result of statutory minimum wage increases, performance-based manager bonuses as well as an increase in an existing incentive program and an additional incentive program to reward employees for tenure and development, which began in fiscal year 2015.

Occupancy Expenses

Occupancy expenses increased by $4.1 million, or 13.4%, to $34.7 million during the 39 weeks ended September 27, 2015, from $30.6 million during the 39 weeks ended September 28, 2014, primarily due to new shop openings. As a percentage of revenues, occupancy expenses decreased to 12.5% during the 39 weeks ended September 27, 2015, from 12.6% during the 39 weeks ended September 28, 2014, primarily due to sales leverage (i.e., the ability to spread certain expenses over a higher revenue base).

Other Operating Expenses

Other operating expenses increased by $4.4 million, or 17.2%, to $30.1 million during the 39 weeks ended September 27, 2015, from $25.7 million during the 39 weeks ended September 28, 2014. The increase is attributable to new shop openings, increased marketing spend as well as increased fees associated with credit card usage in our shops. As a percentage of revenues, other operating expenses increased to 10.8% during the 39 weeks ended September 27, 2015, from 10.6% during the 39 weeks ended September 28, 2014, primarily due to the $0.2 million cumulative adjustment recorded during the 39 weeks ended September 28, 2014, for the change in accounting estimate related to gift card breakage.

General and Administrative Expenses

General and administrative expenses increased by $3.4 million, or 14.0%, to $27.7 million during the 39 weeks ended September 27, 2015, from $24.3 million during the 39 weeks ended September 28, 2014. The net increase is driven primarily by increases in our performance-based incentives, advertising, and rent associated with our new office, as well as costs associated with improving our technological infrastructure. As a percentage of revenues, general and administrative expenses remained consistent at 10.0% during the 39 weeks ended September 27, 2015, and the 39 weeks ended September 28, 2014.

Depreciation Expense

Depreciation expense increased by $1.4 million, or 9.7%, to $15.9 million during the 39 weeks ended September 27, 2015, from $14.5 million during the 39 weeks ended September 28, 2014, primarily due to a higher depreciable base related to new shops and existing shop capital investments. As a percentage of revenues, depreciation decreased to 5.7% during the 39 weeks ended September 27, 2015, from 6.0% during the 39 weeks ended September 28, 2014, driven by lower depreciation associated with new shops with lower build-out costs and longer expected useful lives for leasehold improvements, as well as leasehold improvements at legacy shops with higher build-out costs and shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs increased by $0.8 million, or 89.2%, to $1.6 million during the 39 weeks ended September 27, 2015, from $0.8 million during the 39 weeks ended September 28, 2014, primarily due to timing of new shop openings during the 39 weeks ended September 27, 2015 compared to the 39 weeks ended September 28, 2014.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment decreased to $2.0 million during the 39 weeks ended September 27, 2015, from $2.2 million during the 39 weeks ended September 28, 2014. After performing a periodic review of our shops during each of the three completed fiscal quarters of 2015, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded an impairment charge of $1.6 million related to the excess of the carrying amounts recorded on our balance sheet over the identified shops’ estimated fair values.

Interest Expense, net

Interest expense increased by $0.1 million, or 45.2%, to $0.2 million during the 39 weeks ended September 27, 2015, from $0.1 million during the 39 weeks ended September 28, 2014, primarily due to the accretion of certain occupancy-related interest costs. Interest expense for the 39 weeks ended September 27, 2015 is attributable to interest on the note payable, unused commitment fees, occupancy-related interest costs and deferred financing fees, partially offset by interest income related to money market funds.

Income Tax Expense

Income tax expense increased by $0.3 million to $2.8 million for the 39 weeks ended September 27, 2015, from $2.5 million for the 39 weeks ended September 28, 2014. For the 39 weeks ended September 27, 2015, our effective tax rate was 38.4%, compared to 40.3% for the 39 weeks ended September 28, 2014. The decrease in the effective tax rate primarily relates to the Company recognizing certain federal tax credits, which were not recognized in the comparable prior period.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents and our credit facility. Our primary requirements for liquidity and capital are new shop openings, existing shop capital investments (maintenance and improvements), purchasing existing franchise-operated shops, principal and interest payments on our debt, lease obligations, repurchases of our common stock and working capital and general corporate needs. Our requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell certain inventory items before we have to pay our suppliers for such items. Our shops do not require significant inventories or receivables. We believe that these sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 39 Weeks Ended
	September 27,	September 28,
	2015	2014
Net cash provided by (used in):
Operating activities	$30,323	$23,294
Investing activities	(27,657)	(20,544)
Financing activities	(22,903)	(2,926)
Net (decrease) in cash	$(20,237)	$(176)

Operating Activities

Net cash provided by operating activities increased to $30.3 million for the 39 weeks ended September 27, 2015, from $23.3 million for the 39 weeks ended September 28, 2014. The $7.0 million increase is primarily attributable to an increase of $6.3 million in net shop-level profits as well as changes in certain working capital accounts.

Investing Activities

Net cash used in investing activities increased to $27.7 million for the 39 weeks ended September 27, 2015, from $20.5 million for the 39 weeks ended September 28, 2014. The increase was primarily due to capital expenditures for future shop openings, maintaining our existing shops and certain other projects, including costs associated with the move of our Company headquarters during the 39 weeks ended September 27, 2015 as compared to the same period in 2014.  In addition, in July 2015, the Company transitioned a franchise shop to a company-operated shop at a cost of $0.3 million.

Financing Activities

Net cash used in financing activities was $22.9 million for the 39 weeks ended September 27, 2015, compared to $2.9 million for the 39 weeks ended September 28, 2014. The increase in net cash used was mainly driven by $27.0 million of treasury stock repurchased during the 39 weeks ended September 27, 2015 compared to $5.8 million during the 39 weeks ended September 28, 2014. The net increase of $21.2 million in treasury stock repurchases is partially offset by $4.3 million in cash proceeds received by us related to the exercise of stock options, net of payroll taxes paid, during the 39 weeks ended September 27, 2015, compared to $3.0 million in cash proceeds received during the 39 weeks ended September 28, 2014.

Stock Repurchase Program

On September 8, 2015, our Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock. This program replaces the previously authorized share repurchase program, which was completed in the third quarter of 2015. Under this program, we may, from time to time, purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. During the 39 weeks ended September 27, 2015, we repurchased 2,094,721 shares of our common stock for approximately $27.0 million in open market transactions, which includes shares purchased under both the new plan and the completed plan.  As of September 27, 2015, the remaining dollar value of authorization under the new share repurchase program was $32.7 million. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statement of equity.

Credit Facility

On September 21, 2012, we entered into a five-year revolving credit facility agreement with JPMorgan Chase Bank, N.A. that expires in September 2017 and provides for borrowings up to $35.0 million to fund capital expenditures for new shops, renovations and maintenance of existing shops, and to provide ongoing working capital for other general and corporate purposes. We will be entitled to incur additional incremental increases in the revolving credit facility of up to $25.0 million that will be included in the credit facility if no event of default exists and certain other requirements are met. The credit facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.25:1 and a minimum debt service coverage ratio, as defined, of 1.5:1. The credit facility also limits the restricted payments (primarily distributions and equity repurchases) that we may make, unless we obtain certain waivers or amendments from our lender. We were in compliance with these restrictions and conditions as of September 27, 2015. The credit facility is secured by substantially all assets of the Company. Borrowings under the credit facility bear interest at our option at either (i) a Eurocurrency rate determined by reference to the applicable LIBOR rate plus an applicable margin or (ii) a prime rate as announced by JPMorgan Chase plus an applicable margin. As of September 27, 2015, we had no amounts outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of September 27, 2015, we do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

New and Revised Financial Accounting Standards

For a description of recently issued Financial Accounting Standards, see Note 1 — “Organization and Other Matters” of the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. Our exposures to market risk have not changed materially since December 28, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 27, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended September 27, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (2)	Maximum Value of Shares that May Yet be Purchased Under the Programs (2)
June 29, 2015 – July 26, 2015	380,000	$12.98	380,000	$7,311,398
July 27, 2015 – August 23, 2015	431,491	$12.80	431,491	$1,812,778
August 24, 2015 – September 27, 2015	360,914	$11.14	360,914	$32,728,165
Total:	1,172,405		1,172,405

_______________

(1)	Average price paid per share excludes commissions.
(2)

On September 8, 2015, we announced that our Board of Directors approved a new share repurchase program, authorizing us to repurchase up to $35.0 million of our common stock.  This program replaced the previously authorized share repurchase program, which was completed during the third quarter of 2015. Such repurchases may take place from time to time in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions.  No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time.

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

POTBELLY CORPORATION

Date: November 4, 2015	By:	/s/ Michael Coyne
Michael Coyne
Chief Financial Officer
(Principal Financial Officer)