Form 10-K
period 2015-12-27
POTBELLY CORP
filed 2016-02-24
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36104

POTBELLY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4466837
(State of incorporation)	(I.R.S. Employer Identification No.)
111 N. Canal Street, Suite 850 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 951-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2015, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $293.2 million, based on the closing price of the registrant’s common stock on such date as reported on the Nasdaq Global Select Market.

As of February 19, 2016, 26,308,631 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

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

•

changes in economic conditions, including the effects of consumer confidence and discretionary spending; the future cost and availability of credit; and the liquidity or operations of our suppliers and other service providers;

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

•	government actions and policies; tax and other legislation; regulation of the restaurant industry; and accounting standards or pronouncements;

•	our reliance on a limited number of suppliers for our major products and on a distribution network with a limited number of distribution partners for the majority of our national distribution program;

•	security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions or the failure of our information technology system;

•	our ability to adequately protect our intellectual property; and

•	other factors discussed under “Business” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

We believe executing on The Potbelly Advantage at a high level creates a distinct competitive advantage and drives our operating and financial results, as illustrated by the following:

•

As of December 27, 2015, we had a domestic base of 396 shops in 28 states and the District of Columbia. Of these, the company operates 372 shops and franchisees operate 24 shops. In addition, there are 12 international franchised shops, including 11 shops in the Middle East and 1 shop in the United Kingdom. Total shop growth was 12.4% over the prior year;

•

We achieved positive annual comparable store sales growth for the past five years, with levels of 1.7%, 3.4%, 1.5%, 0.1% and 4.4% in 2011, 2012, 2013, 2014 and 2015, respectively (comparable store sales reflect the change in year-over-year sales of shops open for 15 or more months);

•	From 2014 to 2015, we increased our total revenue 14.0% to $372.8 million, our adjusted EBITDA 13.0% to $41.6 million and our net income attributable to Potbelly 29.1% to $5.6 million; and
•

From 2011 to 2015, we generated shop-level profit margin of 21.6%, 20.7%, 20.2%, 19.2% and 19.4% in 2011, 2012, 2013, 2014 and 2015, respectively (shop-level profit margin measures net shop sales less shop operating expenses as a percentage of net shop sales).

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

Our Competitive Strengths

We believe the following competitive strengths provide a platform for us to achieve continued growth:

Simple, Made-to-Order Food. Our menu features items made from high quality ingredients, such as fresh vegetables, hearth-baked bread and all-natural, white meat chicken. We also use whole muscle turkey, ham and roast beef, rather than chopped and formed deli meats. See “—Our Food—Our Menu” for more information on our ingredients. Our sandwiches are made fresh to order, and many are based on the original recipes from 1977. They are served toasty warm on our signature multigrain or regular bread or on our multigrain Flats, all of which are delivered to our shops. We slice our meats and cheeses daily in each shop to ensure freshness. Our sandwiches can be customized with a variety of toppings, including our unique Potbelly hot peppers that are made with a combination of spices exclusively for us. We make our sandwiches to have the right balance of ingredients with the last bite tasting as good as the first. Our generously sized cookies are baked fresh daily in each shop, and our hand-dipped shakes, malts and smoothies are made from real ingredients and come with our signature butter cookie on the straw. Our menu regularly evolves based on consumer trends and customer feedback. Among other things, we solicit customer feedback quarterly via in-person “Customer Advisories” in our major markets and conduct an annual customer survey to help determine trends. See “—Our Food—Customer Feedback” for more information about these surveys. We believe our simple menu and freshly-made food offer ease of ordering and broad appeal and help us create loyal Potbelly fans that return again and again.

Differentiated Customer Experience That Delivers a Neighborhood Feel. We strive to provide a positive customer experience that is driven by both our employees and the atmosphere of our shops. We look to hire employees that are outgoing people and train them to interact with our customers in a genuine way while providing fast service. To support the neighborhood feel of our shops, most of our managers live in the neighborhood where their shop is located. We believe this allows them to get to know their customers, understand the unique character of each neighborhood and form deep roots within the community. Each of our shops features vintage décor and shared design elements, such as the use of wood, wallpaper motifs and our signature Potbelly stove. In addition, our shops display locally-themed photos and other decorative items inspired by the neighborhood. We aim to enhance our atmosphere with live, local musicians that perform weekly in the majority of our shops. Every Potbelly location strives to be “The Neighborhood Sandwich Shop,” creating devoted fans who tell others about their experience. We believe our shops are strongly integrated into the neighborhood through the use of local managers, musicians and locally-themed décor and engage with customers through initiatives such as fundraising for local causes and other promotions that cater to local interests. The unique Potbelly experience encourages repeat customer visits and drives increased sales.

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

Management Team with Substantial Operating Experience. Our senior management team has extensive operating experience across disciplines in the restaurant and retail sectors, including store operations, marketing, human resources, innovation, real estate, supply chain and finance. This team has an average of 15 years of restaurant industry experience, and many of our executives have experience at large public companies. In 2008, we hired our President and CEO, Aylwin Lewis. Aylwin was previously with Yum! Brands, Inc. from 1991 to 2004, most recently as President and Chief Multibranding and Operating Officer, as well as with Sears Holdings from 2004 to 2008, most recently as President and CEO. We believe our experienced leadership team is a key driver of our success and positions us to execute our long-term growth strategy.

Distinct, Deep-Rooted Culture: The Potbelly Advantage. We believe our culture is a key to our success. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission, Passion and Values. The Potbelly Advantage is the written mission statement for our company that is shared with everyone who works at our company, from our top executives to shop associates. We believe such mission statement serves as the foundation of everything we do, including how we plan and manage our business. Our Vision is to create Potbelly fans nationwide. We want our customers to feel we are their “Neighborhood Sandwich Shop” and to become Potbelly fans and advocates. Our Mission is to make our customers and employees happy, to make more money and to improve our business every day. Our Passion is to be “The Best Place for Lunch.” We strive to emphasize our Values of integrity, teamwork, accountability, positive energy and coaching throughout all levels of our organization including in our hiring process and training programs. We also place importance on values for our leaders, such as delivering results through execution and building and inspiring teams. The Potbelly Values form a common language across our organization that we believe makes Potbelly a place our employees love to work. Through our Ethics Code of Conduct, ongoing training and evaluations, we encourage our employees to perform at their personal best and help them to work together as a team to make sure we deliver a positive experience to everyone who works here. See “—Shop Operations and Management—Our People.” Our culture helps us attract and retain employees and has contributed to our hourly employee turnover rate of 83% for the year ended December 27, 2015. We believe The Potbelly Advantage allows us to deliver operational excellence and grow our business and our base of devoted Potbelly fans.

Our Growth Strategy

We strive to grow profitability and create value for our stockholders by working to achieve the goals listed below. While we cannot provide assurances that we will achieve and maintain these objectives, we consider each of them to be a core strategy of our business.

Run Great Shops. We believe that continued excellence in shop-level execution is fundamental to our growth strategy. To maintain our operational standards we use a Balanced Scorecard approach to measure People, Customers, Sales and Profits at each of our shops. Hiring the right people and maintaining optimal staffing levels enable us to run efficient operations. We track metrics such as peak hour throughput, mystery shopper scores and neighborhood engagement activities, such as fundraisers for local causes, to improve the customer experience. Shop sales and profitability are benchmarked against prior year periods and budget, and we focus on achieving targets on a shop-by-shop basis. To support our shop operators, we invest in systems and technology that can meaningfully improve shop-level execution. For example, we have enhanced capabilities around in-line order-taking by using a proprietary tablet system in approximately 57% of our shops as of December 27, 2015 to further increase throughput by increasing accuracy and speed of order taking. In addition, we are expanding our backline businesses, including catering, delivery and online ordering, which we view as additional growth drivers.

Find and Build Great Shops. Our shops are successful in diverse markets in 22 states and the District of Columbia, and we intend to continue to build company-operated shops in both new and existing markets utilizing our thoughtful site selection process. We evaluate a number of metrics to assess the optimal sites for our new shops, including neighborhood daytime population, site visibility, traffic and accessibility, along with an on-the-ground qualitative assessment of the characteristics of each unique trade area. This location-specific approach to development allows us to leverage our versatile shop format, which does not have standardized requirements with respect to size, shape or location, to achieve strong returns across a wide range of real estate settings. See “—Site Selection and Expansion—Shop Design” for more information about our shop requirements. In 2013, 2014 and 2015, we opened 34, 39 and 43 new company-operated shops, respectively, and expanded into Kansas City, Denver and Salt Lake City. In those same time periods, we closed two shops, one shop and six shops, respectively, due to under-performance or lease expirations. Additionally, during July 2015, the Company purchased a franchise shop, converting it into a company-operated shop. We expect to open 45 to 50 new company-operated shops in 2016. Over the long term, we plan to grow the number of Potbelly shops at least 10% annually. We cannot provide assurance that we will be able to grow the number of Potbelly shops by 10% in any year or over any period of time or that we will be able to open any specific number of shops in any year.

Achieve High Margins and Returns. Our approach to margin enhancement begins with continuous efforts to improve the financial results of our shops. We focus on cash-on-cash returns to the company and look to grow shop-level profitability each year through sales growth and productivity improvements. From 2011 to 2015, we generated shop-level profit margin, a non-GAAP measure, of 21.6%, 20.7%, 20.2%, 19.2% and 19.4% in 2011, 2012, 2013, 2014 and 2015, respectively. We also focus on cash flow generation, which supports our self-funded development model of sourcing our liquidity and capital resource needs primarily from operating activities and cash and cash equivalents. We also have a credit facility to provide another source of liquidity and to manage cash flow timing. Currently, we have no amounts outstanding under the credit facility. We believe we exercise strong financial discipline in managing expenses and by encouraging employee efficiency with the goal of achieving and maintaining general and administrative expenses under 10% of revenue. In addition, we expect our sales and shop-level profit margin to grow faster than general and administrative expenses. For fiscal 2015, our general and administrative expenses as a percentage of total revenues were 10.0%. Our intention is to maintain average shop-level profit margins over 20% as we continue to grow. However, we cannot provide assurances that we will be able to maintain our shop-level profit margin levels or that we will be able to achieve or maintain low levels of expenses.

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

Be a Great Franchisor. In 2010, we initiated a program to franchise shops in selected markets in the U.S. As of December 27, 2015, we had domestic franchise shops in Arkansas, Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Carolina, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Texas and Virginia. As we develop our franchise program, we intend to expand the number of franchise shops on a disciplined basis. We perform a market analysis and focus on markets we believe have appropriate characteristics for our franchise shops and on franchisees that are compatible with the Potbelly culture. As of December 27, 2015, our franchisees operated 24 shops domestically. We expect to open between ten and fifteen new franchisee-operated shops in 2016. In addition, we have signed international franchise development agreements to open franchises in the Middle East and in Europe. We have a franchise development agreement with the Alshaya Trading Company W.L.L. (“Alshaya”), a leading franchisee of retail brands, to develop shops in the Middle East. As of December 27, 2015, Alshaya operated 11 shops in Kuwait, the United Arab Emirates and Bahrain. In 2014, we entered into a franchise development agreement with Buraq Leisure (La Martina) Limited (“Buraq”), pursuant to which Buraq has the exclusive right to develop Potbelly shops in London for a period of five years. We expect Buraq to open up to ten Potbelly shops in London during that period. The first Potbelly shop in London opened in July 2015. We also recently entered into a franchise development agreement with Halsted Hospitality Ltd., pursuant to which Halsted has the exclusive right to develop Potbelly shops in the province of Ontario, Canada for a period of ten years. We expect Halsted to open up to 15 Potbelly shops in the first five years of the development agreement. See “—Franchising” for more information about our domestic and international franchise programs. Although we do not expect franchise activities to result in significant revenue in the near term, we see the selective expansion of our franchising efforts to be a valuable potential growth opportunity over time.

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

We also offer soups, chili and side dishes. Different soups are offered daily, including varieties such as Broccoli Cheddar, Chicken Noodle, Loaded Baked Potato, Chicken Enchilada, Lentil Kale and Turkey Sausage, and Tomato soup. We also have a vegan soup option, our Garden Vegetable. Our chili is available seven days a week and is a hearty recipe of ground beef, kidney beans, onions and bell peppers sweetened with a touch of molasses. Additionally, customers can choose side dishes of coleslaw, macaroni salad, potato salad, potato chips or a whole dill pickle.

Our hand-dipped shakes and smoothies are made with real ingredients and come with our signature butter cookie on the straw. Our classic shake and smoothie flavors are vanilla, chocolate, strawberry, banana, mixed berry, coffee and Oreo ®, and include real fruit. Our varieties of cookies are baked fresh in each shop daily and include Oatmeal Chocolate Chip, Sugar and Chocolate Brownie cookies. Customers can also order an ice cream sandwich, with their choice of cookies and ice cream, or our signature chocolate and caramel Dream Bar.

Certain of our shops in areas with high early morning traffic also offer breakfast selections. As of December 27, 2015, approximately 27% of our shops offered breakfast selections. Our breakfast menu includes made-to-order breakfast sandwiches on our Flats or our signature multigrain or regular bread and include Egg & Cheddar Cheese; Bacon, Egg & Cheddar Cheese; Sausage, Egg & Cheddar Cheese; and Ham, Mushroom, Egg & Swiss Cheese. Like our lunch and dinner sandwiches, our breakfast sandwiches are served toasty warm and any of our toppings can be added. We also offer steel cut oatmeal with toppings such as raisins, brown sugar, bananas, walnuts, apples and cranberries, and have other breakfast items available such as yogurt parfaits, bagels and dark roast coffee.

Our shops use high quality ingredients such as fresh produce which is delivered two to three times per week, hearth-baked bread, and whole-block cheeses sliced daily in our shops. We use all-natural white meat chicken in our sandwiches and salads. Our turkey, hickory-smoked ham and black angus roast beef are all whole-muscle meats sliced daily in our shops. Our dry-cured salami is made with fresh garlic and real red wine and we use white albacore tuna in our home-made tuna salad.

Overall, we believe our menu of high quality food at reasonable prices offers considerable value to our customers. In fiscal 2015, our system-wide average check was approximately $7.62. We generally do not discount our menu items in order to help ensure that we are able to maintain our high standards, as opposed to the discounting programs implemented by some other restaurant operators aimed at increasing traffic and revenue but that may impact profitability and quality.

Customer Feedback

We seek customer feedback on our food and operations in various ways. For example, we conduct an annual customer survey via email to learn what our customers think about us. We circulate a voluntary online survey to each customer listed in our company-wide email database, which includes email addresses obtained through our website, customer complaints and compliments, our in-shop business card drop, our Facebook page and other methods. In 2015, we sent the online survey to over 340,000 customers, with over 28,000 customers electing to participate. Customers who take the annual survey were entered into a drawing for a nominal Potbelly gift card.

We also solicit feedback via quarterly in-person “Customer Advisories” in each of our major markets of Chicago, Washington, D.C. and Dallas. At each “Customer Advisory,” certain executives and local managers meet with approximately ten customers to get feedback on our products and initiatives. The customers who participate are selected from those listed in our company-wide email database as having recently dined at Potbelly. Our marketing team strives to have participants who are representative of the diverse customers who patronize the specific shop. Customer participants in each “Customer Advisory” receive a nominal Potbelly gift card as a thank you for their participation.

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

Our People

We look to attract, hire and retain smart, talented and outgoing people who share and demonstrate our values. We value friendly employees who engage with our customers in a genuine way to provide a personalized experience. We select employees using interview questions based on our values to determine the extent of candidate fit. All employees attend culture training classes that include team exercises and scenarios to practice utilizing the tools relative to our values of integrity, teamwork, accountability, positive energy and coaching. We strive to empower our employees to do what is right and encourage them to perform at their personal best. We believe we make expectations and accountabilities clear through our culture training and our Ethics Code of Conduct, which summarizes employee conduct guidelines and is required to be reviewed and signed by every employee biennially. We believe we encourage each employee to perform at their personal best by establishing personal and professional goals through an ongoing continuous development plan. We believe the success of these programs is evident in our turnover rates and our internal promotion rates. For example, our associate, shift leader, assistant manager and general manager turnover rates have experienced significant reductions in the last seven years since the inception of these programs. Employees are further encouraged to perform at their personal best through an ongoing scorecard measuring system that is tied directly to a pay for performance compensation program. We believe our sustainable process to hire, train and develop our people enables us to deliver a positive customer experience. A typical Potbelly shop consists of one manager, one assistant manager and as many as 12 to 16 employees during our peak hours.

Most of our managers live in the neighborhood in which their shop is located. We believe this allows them to get to know their customers, understand the unique character of each neighborhood and form deep roots within the community. The shop manager has primary responsibility for the day-to-day operation of the shop and is required to abide by Potbelly’s operating standards. Our Management Training Program provides new managers with six to eight weeks of training that emphasizes culture, standards, strategy and procedures to prepare them for success, and is followed by on-going, in-shop coaching with their District or Market manager. Our shop managers report to District or Market Managers who typically report to a Zone Manager, and ultimately to our Senior Vice President of Operations. In addition, members of senior management visit shops regularly to help ensure that our culture, strategy and quality standards are being adhered to in all aspects of our operations.

Shop managers are responsible for selecting and training the employees for each new shop. The training period for new non-management employees lasts approximately eight weeks and is characterized by on-the-job supervision by an experienced employee. Ongoing employee training remains the responsibility of the shop manager, but, as noted above, we provide specific training for our employees around The Potbelly Advantage several times a year. Special emphasis is placed on the consistency and quality of food preparation and service, which is monitored through ongoing meetings with managers. In addition, we have other continuing communications with all of our employees.

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

In addition, music has been integral to the Potbelly culture since our first shop opened in 1977 and adds a neighborhood vibe. Local musicians frequently perform live at Potbelly shops creating a distinctive dining experience. Some of our shops also host special events. For example, Open Mic Night in New York City features up-and-coming local musicians.

We believe the combination of our great food, people and atmosphere makes Potbelly “The Best Place for Lunch.”

Site Selection and Expansion

We believe we are well positioned to continue growth in our existing markets and have significant expansion potential in new geographic areas throughout the United States. As of December 27, 2015, we had a domestic base of 396 shops in 28 states and the District of Columbia. Of these, the company operates 372 shops and franchisees operate 24 shops. In addition, there are 12 international franchised shops, including 11 shops in the Middle East and 1 shop in the United Kingdom.

Over the long-term, we plan to grow the number of Potbelly shops by at least 10% annually. In 2013, 2014 and 2015, we opened 34, 39 and 43 new company-operated shops, respectively, and expanded into Kansas City, Denver and Salt Lake City. Additionally, during July 2015, the Company purchased a franchise shop, converting it into a company-operated shop. In 2016, we expect to open 45 to 50 company-operated shops in total. We cannot provide assurance that we will be able to grow the number of Potbelly shops by 10% in any year or over any period of time or that we will be able to open any specific number of shops in any year.

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

Franchising

In 2010, we initiated a program to selectively franchise our shops to take advantage of incremental growth opportunities. We intend to expand the number of franchise shops on a disciplined basis as we develop our franchise program. As of December 27, 2015, we had 24 domestic franchised shops in 16 states. In 2011, our first international franchise shop opened with Alshaya, our first international franchise partner. As of December 27, 2015, Alshaya operated 11 franchised shops in Kuwait, the United Arab Emirates and Bahrain and has exclusive franchising rights in the Middle East. Our agreement with Alshaya provides that Alshaya may also open shops in Egypt, Jordan, Lebanon, Oman, Qatar and Saudi Arabia. In 2014, we entered into a franchise development agreement with Buraq, pursuant to which Buraq has the exclusive right to develop Potbelly shops in London for a period of five years. We expect Buraq to open up to ten Potbelly shops in London during that period. The first Potbelly shop in London opened in July 2015. We also recently entered into a franchise development agreement with Halsted Hospitality Ltd., pursuant to which Halsted has the exclusive right to develop Potbelly shops in the province of Ontario, Canada for a period of ten years. We expect Halsted to open up to 15 Potbelly shops in the first five years of the development agreement.

We look for franchisees who love working with a team and have solid business experience, financial qualifications and personal motivation. Our franchise arrangements grant third parties a license to establish and operate a shop using our systems and our trademarks. The franchisee pays us for the ideas, strategy, marketing, operating system, training, purchasing power and brand recognition. All new franchisees participate in an eight to twelve week training program consisting of real life experience in our company-operated shops, as well as training at our Potbelly Support Center in Chicago. Franchised shops must be operated in compliance with our methods, standards and specifications, regarding menu items, ingredients, materials, supplies, services, fixtures, furnishings, décor and signs. Although we do not expect franchise activities to result in significant revenue in the near term, we see the selective expansion of our franchising efforts to be a valuable potential growth opportunity over time.

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

E-Marketing and Social Media

We have increased our use of e-marketing tools, which enable us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We believe that our customers are frequent internet users and will use social media to make dining decisions or to share dining experiences. We have a Facebook page, Instagram and Twitter feed and advertise on various social media and other websites.

Sourcing and Supply Chain

Our supply chain team sources, negotiates and purchases food supplies for our shops. We believe in using high quality ingredients while maintaining our value position in the marketplace. We benchmark our products against the competition using consumer panels. We contract with Distribution Market Advantage, Inc., or DMA, a cooperative of multiple food distributors located throughout the nation. DMA is a broker with whom we negotiate and gain access to third-party food distributors and suppliers. For fiscal year 2015, distributors through our DMA arrangement supplied us with approximately 90%-96% of our food supplies through five primary distributors: Reinhart FoodService, L.L.C., Ben E. Keith Company, Food Services of America, Shamrock Foods and Nicholas & Co. Our remaining food supplies are distributed by other distributors under separate contracts. Our distributors deliver supplies to our shops approximately two to three times per week.

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

Currently we have pricing arrangements of varying lengths with our distributors and suppliers, including distributors and suppliers of meats, dairy, bread, cookie dough and other products. Meats represent about 30% of our product purchasing composition. In fiscal year 2015, more than 99% of our meat products were sourced from 10 suppliers under non-exclusive contracts. We have a non-exclusive contract with Campagna-Turano Bakery, Inc. for our signature multigrain bread. Campagna-Turano Bakery, Inc. produces bread items in a primary and secondary production facility. We have secondary suppliers in place for many of our significant meats, and we believe we would be able to source our meat and bread requirements from different suppliers if doing so became necessary. However, changes in the price or availability of certain products may affect the profitability of certain items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.

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

The Patient Protection and Affordability Act of 2010 (the “PPACA”) enacted in March 2010 requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. The FDA issued final regulations with regard to restaurant menu labeling that is expected to become effective December 1, 2016. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

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

Employees

As of December 27, 2015, we employed approximately 7,000 persons, of which approximately 190 are corporate personnel, 640 are shop management personnel and the remainder are hourly shop personnel.

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

Available Information

We were incorporated in Delaware in June 2001 as Potbelly Sandwich Works, Inc. and changed our name to Potbelly Corporation in 2002. Our principal offices are located at 111 North Canal Street, Suite 850, Chicago, Illinois 60606 and our telephone number is (312) 951-0600. We maintain a website with the address www.potbelly.com. On our website, we make available at no charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and our proxy statement, as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The contents of our website are not incorporated by reference into this Form 10-K.

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

The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Aylwin Lewis—our Chief Executive Officer, Michael Coyne—our Senior Vice President and Chief Financial Officer, Julie Younglove-Webb—our Senior Vice President and Chief Operations Officer, and other members of our senior leadership team. We currently have employment agreements in place with all of the members of our senior leadership team. The loss of the services of any of these executive officers or other key employees could have a material adverse effect on our business and plans for future development. In addition, we may have difficulty finding appropriate replacements and our business could suffer. We also do not maintain any key man life insurance policies for any of our employees.

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

One of the key means of achieving our growth strategies will be through opening new shops and operating those shops on a profitable basis. We expect this to be the case for the foreseeable future. We opened 43 new company-operated shops in 2015 and expect to open 45 to 50 new company-operated shops in 2016. We must identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current shops, demographics, traffic patterns and information gathered from local employees. We may not be able to open our planned new shops on a timely basis, if at all, given the uncertainty of these factors. In the past, we have experienced delays in opening some shops and that could happen again. Delays or failures in opening new restaurants could adversely affect our business and results of operations. As we operate more shops, our rate of expansion relative to the size of our restaurant base will eventually decline.

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

Although we target specified operating and financial metrics, new shops may not meet these targets or may take longer than anticipated to do so. Any new shops we open may not be profitable or achieve operating results similar to those of our existing shops. For example, in 2013 and 2014, we closed two shops and one shop, respectively, primarily due to under-performance or lease expirations. During 2015, we closed six shops, including the closure of airport locations as a result of airport redevelopment and planned closures for underperforming shops with expiring leases. If our new shops do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected comparable store sales, our business, financial condition or results of operations could be adversely affected.

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

In 2015, we opened 43 company-operated shops, ten franchisee-operated shops and also purchased a franchise shop, converting it into a company-operated shop, and we plan to continue to increase the number of our shops in the next several years. This growth strategy and the substantial investment associated with the development of each new shop may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. Our future results depend on various factors, including successful selection of new markets and shop locations, local market acceptance of our shops, consumer recognition of the quality of our food and willingness to pay our prices, the quality of our operations and general economic conditions. In addition, as has happened when other restaurant concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. Newly opened shops or our future markets and shops may not be successful or our average net sandwich shop sales may not increase at historical rates, which could adversely affect our business, financial condition or results of operations.

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

Also, there has been a marked increase in the use of social media platforms, including blogs, social media websites and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In sum, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy.

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

Our financial performance is highly dependent on shops located in Illinois, Texas, Michigan, Maryland, Washington, D.C., and Virginia, which comprised approximately 67% of our total domestic shops as of December 27, 2015. Shops located in the Chicago metropolitan area comprised approximately 26% of our total domestic shops as of such date. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our shops in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters.

In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could negatively impact our results of operations. For example, during the first quarter of 2014, nearly 80% of our shops were located in areas that were negatively impacted by extreme cold temperatures, heavy snowfall, or a combination of both, for a majority of the operating days in that fiscal quarter. Temporary or prolonged shop closures may occur and customer traffic may decline due to the actual or perceived effects of future weather related events.

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

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards.

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

We have a limited number of suppliers for our major products and rely on a distribution network with a limited number of distribution partners for the majority of our national distribution program in the U.S. If our suppliers or distributors are unable to fulfill their obligations under their contracts, it could harm our operations.

We have a limited number of suppliers for our major products, such as bread. In 2015, we purchased almost all of our bread from one supplier, Campagna-Turano Bakery, Inc., and more than 99% of our meat products from ten suppliers. In addition, we contract with a distribution network with a limited number of distribution partners located throughout the nation to provide the majority of our food distribution services in the U.S. Through our arrangement, our food supplies are largely distributed through five primary distributors. Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs. See “Business—Sourcing and Supply Chain” in Item 1.

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our shops. In addition, we are increasingly relying on cloud computing and other technologies that result in third parties holding customer information on our behalf. Our operations depend upon our and our third party vendors’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities.

Security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions may adversely affect our business.

The majority of our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on our business.

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

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our credit facility. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. As of December 27, 2015, we had the following number of company-operated shops located in the following areas:

Location	Number of Shops	Location	Number of Shops
Illinois	99	Massachusetts	6
Texas	56	Oregon	6
Michigan	26	Colorado	5
Maryland	25	Utah	5
District of Columbia	24	Indiana	4
Virginia	21	Kansas	3
Minnesota	20	New Jersey	2
Ohio	17	Pennsylvania	2
New York	17	Connecticut	1
Washington	12	Kentucky	1
Arizona	10	Missouri	1
Wisconsin	9
		Total	372

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

During 2015, we moved our headquarters to the new office space in Chicago. As of December 27, 2015, we occupied approximately 32,000 square feet of office space in Chicago, Illinois under an 11 year lease for our corporate headquarters.

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

Common Stock Market Prices and Dividends

The following table describes the per share range of high and low sales prices for shares of our common stock for the quarterly periods indicated, as reported by the NASDAQ. Our common stock trades on the NASDAQ under the symbol “PBPB”.

	2015		2014
	High	Low	High	Low
First Quarter	$16.56	$12.19	$26.17	$17.82
Second Quarter	15.81	12.60	18.32	15.28
Third Quarter	13.90	10.09	15.96	10.97
Fourth Quarter	12.50	10.79	14.42	11.45

On February 19, 2016, the closing price of our common stock on the Nasdaq Global Select Market was $12.10 per share.

Holders

As of December 27, 2015, there were 67 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Purchases of Equity Securities by the Issuer

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended December 27, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
September 28, 2015 – October 25, 2015	500,000	$11.21	500,000	$27,122,013
October 26, 2015 – November 22, 2015	500,000	$11.49	500,000	$21,377,215
November 23, 2015 – December 27, 2015	112,099	$12.12	112,099	$20,026,254
Total	1,112,099		1,112,099

(1)	Average price paid per share excludes commissions.
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

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Potbelly Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, S&P 600 Smallcap Index and S&P 600 Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from October 4, 2013 (the date our common stock commenced trading on the NASDAQ) to December 27, 2015. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and other data as of the dates and for the periods indicated. We derived the consolidated statements of operations data presented below for the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013 and selected balance sheet data presented below as of December 27, 2015 and December 28, 2014 from our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended December 30, 2012 and December 25, 2011 and the selected balance sheet data as of December 29, 2013, December 30, 2012 and December 25, 2011 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal years 2015, 2014, 2013 and 2011 were 52-week years. Fiscal year 2012 included a 53rd week. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

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

	Fiscal Year Ended
	December 27,	December 28,	December 29,	December 30,	December 25,
	2015	2014	2013	2012	2011
	($ in thousands)
Total revenues	$372,849	$326,979	$299,712	$274,914	$237,966
Expenses:
Sandwich shop operating expenses:
Cost of goods sold, excluding depreciation	105,614	93,688	87,380	79,847	68,491
Labor and related expenses	106,628	93,165	83,579	77,479	67,036
Occupancy expenses	46,762	41,389	36,394	32,016	26,511
Other operating expenses	39,869	34,669	30,781	28,119	24,095
General and administrative expenses	37,322	32,420	39,656	29,624	26,911
Depreciation expense	21,476	19,615	17,875	16,219	14,838
Pre-opening costs	2,160	1,634	1,437	2,051	1,521
Impairment and loss on disposal of property and equipment	3,589	3,128	1,135	994	365
Total expenses	363,420	319,708	298,237	266,349	229,768
Income from operations	9,429	7,271	1,475	8,565	8,198
Interest expense, net	221	179	387	541	495
Other expense	—	—	2	6	1
Income before income taxes	9,208	7,092	1,086	8,018	7,702
Income tax expense (benefit) (1)	3,466	2,748	(204)	(15,994)	537
Net income	5,742	4,344	1,290	24,012	7,165
Net income (loss) attributable to non-controlling interests (2)	114	(14)	32	(34)	—
Net income attributable to Potbelly Corporation	5,628	4,358	1,258	24,046	7,165
Dividend declared and paid to common and preferred stockholders	—	—	(49,854)	—	—
Accretion of redeemable convertible preferred stock to maximum redemption value	—	—	(15,097)	(10,495)	(17,410)
Net income (loss) attributable to common stockholders	$5,628	$4,358	$(63,693)	$13,551	$(10,245)

	Fiscal Year Ended
	December 27,	December 28,	December 29,	December 30,	December 25,
	2015	2014	2013	2012	2011
	($ in thousands, except per share data)
Net income (loss) per common share attributable to common stockholders (3):
Basic	$0.20	$0.15	$(6.29)	$0.72	$(2.35)
Diluted	$0.20	$0.14	$(6.29)	$0.66	$(2.35)
Weighted average shares outstanding:
Basic	28,002,005	29,209,298	10,132,805	4,013,414	4,359,930
Diluted	28,634,396	30,275,061	10,132,805	4,388,822	4,359,930
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	40,320	26,554	29,880	25,085	20,121
Investing activities	(36,058)	(29,209)	(28,098)	(25,936)	(17,758)
Financing activities	(35,261)	(3,919)	45,202	(700)	(7,197)
Selected Other Data:
Total company-operated shops (end of period)	372	334	296	264	234
Change in company-operated comparable store sales	4.4%	0.1%	1.5%	3.4%	1.7%
Operating income margin (4)	2.5%	2.2%	0.5%	3.1%	3.4%
Shop-level profit margin (5)	19.4%	19.2%	20.2%	20.7%	21.6%
Capital expenditures	35,725	29,209	28,098	25,936	17,758
Adjusted EBITDA (6)	41,637	36,849	35,222	31,451	26,752
Adjusted EBITDA margin (6)	11.2%	11.3%	11.8%	11.4%	11.2%

	December 27,	December 28,	December 29,	December 30,	December 25,
	2015	2014	2013	2012	2011
	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$32,006	$63,005	$69,579	$22,595	$24,146
Working capital	24,599	59,334	63,093	15,170	16,490
Total assets	174,507	191,947	186,080	126,699	99,110
Total debt	—	1,008	1,092	15,169	15,243
Total redeemable convertible preferred stock	—	—	—	250,343	239,848
Total equity (deficit)	130,213	156,325	153,273	(168,728)	(185,302)

(1)

The fiscal year ended December 30, 2012 included a $16.9 million tax benefit related to the release of a valuation allowance against substantially all of our deferred tax assets. The fiscal year ended December 29, 2013 included a $0.6 million benefit related to increasing the federal statutory rate to measure our deferred tax assets.

(2)

Non-controlling interests represent a non-controlling partner’s share of the assets, liabilities and operations related to four joint venture investments. We have ownership interests ranging from 65-80% in these consolidated joint ventures.

(3)

Net income (loss) per common share attributable to common stockholders is calculated using the weighted average number of common shares outstanding for the period. For fiscal years ending December 30, 2012 and December 25, 2011, net income (loss) per common share attributable to common stockholders was calculated under the two-class method as our redeemable convertible preferred stock participated in the undistributed earnings of the company. Earnings of the company were allocated between the common and preferred stockholders to account for the accretion of the redeemable convertible preferred stock to its maximum redemption value, thereby reducing the earnings of the company attributable to common stockholders. For the fiscal year ending December 25, 2011, presented above, this resulted in net losses attributable to common stockholders, in total and on a per share basis, as the net income attributable to the company (if any) was exceeded by the change in maximum redemption value of the redeemable convertible preferred stock. Upon completion of the initial public offering on October 9, 2013, the redeemable convertible preferred stock was automatically converted to common stock. See Note 9—Capital Stock and Warrants to our consolidated financial statements in Item 8 for further information on the conversion.

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

	Fiscal Year Ended
	December 27,	December 28,	December 29,	December 30,	December 25,
	2015	2014	2013	2012	2011
	($ in thousands)
Income from operations	$9,429	$7,271	$1,475	$8,565	$8,198
Less: Franchise royalties and fees	1,895	1,515	1,138	844	503
General and administrative expenses	37,322	32,420	39,656	29,624	26,911
Depreciation expense	21,476	19,615	17,875	16,219	14,838
Pre-opening costs	2,160	1,634	1,437	2,051	1,521
Impairment and loss on disposal of property and equipment	3,589	3,128	1,135	994	365
Shop-level profit [Y]	$72,081	$62,553	$60,440	$56,609	$51,330
Total revenues	$372,849	$326,979	$299,712	$274,914	$237,966
Less: Franchise royalties and fees	1,895	1,515	1,138	844	503
Sandwich shop sales, net [X]	$370,954	$325,464	$298,574	$274,070	$237,463
Shop-level profit margin [Y÷X]	19.4%	19.2%	20.2%	20.7%	21.6%

(6)

Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted EBITDA as net income (loss) before depreciation and amortization expense, interest expense, provision for income taxes and pre-opening costs, adjusted to eliminate the impact of other items set forth in the reconciliation below, including certain non-cash as well as certain other items that we do not consider representative of our ongoing operating performance. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenues. Adjusted EBITDA has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is included in this Annual Report because it is a key metric used by management. Additionally, adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use adjusted EBITDA, alongside other GAAP measures such as operating income (loss) and net income (loss), to measure profitability, as a key profitability target in our annual and other budgets, and to compare our performance against that of peer companies. We believe that adjusted EBITDA provides useful information facilitating operating performance comparisons from period to period and company to company. A reconciliation of adjusted EBITDA to net income attributable to Potbelly Corporation is provided below:

	Fiscal Year Ended
	December 27,	December 28,	December 29,	December 30,	December 25,
	2015	2014	2013	2012	2011
	($ in thousands)
Net income attributable to Potbelly Corporation	$5,628	$4,358	$1,258	$24,046	$7,165
Depreciation expense	21,476	19,615	17,875	16,219	14,838
Interest expense, net	221	179	387	541	495
Income tax expense (benefit)	3,466	2,748	(204)	(15,994)	537
Impairment and closures (a)	4,006	3,885	1,132	1,181	672
Pre-opening costs (b)	2,160	1,634	1,437	2,051	1,521
Stock-based compensation (c)	2,399	2,542	11,610	2,825	1,524
Public company costs (d)	2,281	1,888	1,727	582	—
Adjusted EBITDA	$41,637	$36,849	$35,222	$31,451	$26,752

(a)

This adjustment includes costs related to impairment of long-lived assets, gain or loss on disposal of property and equipment and shop closure expenses. Additionally, fiscal years 2014 and 2015 reflects costs associated with our plans to move our corporate headquarters.

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

(d)

This adjustment includes on-going public company costs. Additionally, fiscal years 2012, 2013 and 2014 include one-time costs associated with our initial public offering. Both these costs primarily consist of legal and accounting fees.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal Year

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal years 2015, 2014 and 2013 were 52-week years. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

Outlook

Potbelly operates in a highly competitive segment of the restaurant industry. We compete with sandwich concepts that have significant scale and presence, as well as with the multitude of locally-owned sandwich shops. Additionally, we compete with many non-sandwich concepts that fall into the limited-service restaurants category. However, we believe that we will continue to succeed in the marketplace based on our combination of excellent product, people and place. The following competitive strengths provide a platform for us to achieve continued growth:

•

Simple, Made-to-Order Food. Our menu features items made from high quality ingredients such as fresh vegetables, hearth-baked bread, and all-natural white-meat chicken. Our sandwiches are made fresh to order and served toasty warm on our signature multigrain or regular bread or on our multigrain Flats, all of which are delivered to our shops. Our menu also features a variety of cookies baked fresh daily in each shop, and our hand-dipped shakes, malts and smoothies are made from real ingredients. We believe the unique Potbelly experience encourages repeat customer visits and drives increased sales.

•

Differentiated Customer Experience That Delivers a Neighborhood Feel. We strive to provide a positive customer experience that is driven by both our employees and the atmosphere of our shops. We look to hire employees that are outgoing people and train them to interact with our customers in a genuine way while providing fast service. We believe our atmosphere is enhanced by live, local musicians that perform weekly in the majority of our shops. Every Potbelly location strives to be “The Neighborhood Sandwich Shop,” creating devoted fans who tell others about their experience.

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

•

Management Team with Substantial Operating Experience. Our senior management team has extensive operating experience across disciplines in the restaurant and retail sectors. Our senior team led by our CEO, Aylwin Lewis, averages over 15 years of restaurant industry experience and embraces the daily intensity needed to deliver growth in existing shops as well as growing the business in new neighborhoods. We believe our experienced leadership team is a key driver of our success and positions us to execute our long-term growth strategy.

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

Company-Operated Comparable Store Sales

Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable store base to include those shops open for 15 months or longer. As of the fiscal years ended December 29, 2013, December 28, 2014 and December 27, 2015, there were 252, 286 and 312 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in entree counts and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. Entrees are defined as sandwiches, salads and bowls of soup.

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

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) before depreciation and amortization, interest expense and provision for income taxes, adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: stock-based compensation expense, impairment and shop closure expenses, gain or loss on disposal of property and equipment, pre-opening expenses and public company costs as well as costs associated with our plans to move our corporate headquarters. We believe that adjusted EBITDA is a more appropriate measure of operating performance, as it provides a clearer picture of operating results by eliminating expenses that are not reflective of underlying business performance.

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

Impairment and Loss on Disposal of Property and Equipment

We review long-lived assets, such as property and equipment and intangibles, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable and record an impairment charge when appropriate. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. Typically, the fair value of the asset is determined by estimating undiscounted future cash flows associated with the asset. Loss on disposal of property and equipment represents the net book value of property and equipment less proceeds received, if applicable, on assets abandoned or sold. These losses are related to normal disposals in the ordinary course of business, along with disposals related to shop closures and selected shop remodeling activities.

Interest Expense

Interest expense consists of interest on the note payable, unused commitment fees and deferred financing fees.

Non-controlling Interests

Non-controlling interests represent a non-controlling partner’s share of the assets, liabilities and operations related to four joint venture investments. We have ownership interests ranging from 65-80% in these consolidated joint ventures.

Accretion of Redeemable Convertible Preferred Stock to Maximum Redemption Value

Accretion of redeemable convertible preferred stock reflects the changes in measurement of the redeemable convertible preferred stock each reporting period to record the redeemable convertible preferred stock at its maximum redemption value at each reporting period.

Results of Operations

Fiscal Year 2015 (52 Weeks) Compared to Fiscal Year 2014 (52 Weeks)

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2015	% of Revenues	2014	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$370,954	99.5%	$325,464	99.5%	$45,490	14.0%
Franchise royalties and fees	1,895	0.5	1,515	0.5	380	25.1
Total revenues	372,849	100.0	326,979	100.0	45,870	14.0
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	105,614	28.3	93,688	28.7	11,926	12.7
Labor and related expenses	106,628	28.6	93,165	28.5	13,463	14.5
Occupancy expenses	46,762	12.5	41,389	12.7	5,373	13.0
Other operating expenses	39,869	10.7	34,669	10.6	5,200	15.0
General and administrative expenses	37,322	10.0	32,420	9.9	4,902	15.1
Depreciation expense	21,476	5.8	19,615	6.0	1,861	9.5
Pre-opening costs	2,160	0.6	1,634	0.5	526	32.2
Impairment and loss on disposal of property and equipment	3,589	1.0	3,128	1.0	461	14.7
Total expenses	363,420	97.5	319,708	97.8	43,712	13.7
Income from operations	9,429	2.5	7,271	2.2	2,158	29.7
Interest expense, net	221	0.1	179	0.1	42	23.5
Income before income taxes	9,208	2.5	7,092	2.2	2,116	29.8
Income tax expense	3,466	0.9	2,748	0.8	718	26.1
Net income	5,742	1.5	4,344	1.3	1,398	32.2
Net income (loss) attributable to non- controlling interests	114	*	(14)	*	128	(914.3)
Net income attributable to Potbelly Corporation	$5,628	1.5%	$4,358	1.3%	$1,270	29.1%

*	Amount is less than 0.1%

Revenues

Revenues increased by $45.9 million, or 14.0%, to $372.8 million for fiscal year 2015, from $327.0 million for fiscal year 2014. Company-operated non-comparable store sales contributed $31.9 million, or 69.6%, of the total revenue increase, company-operated comparable store sales contributed $13.6 million, or 29.5%, of the total revenue increase and franchise shops contributed $0.4 million, or 0.9%, of the total revenue increase. The increase in company-operated comparable store sales resulted from certain menu price increases and menu mix, and an increase in traffic.

Cost of Goods Sold

Cost of goods sold increased by $11.9 million, or 12.7%, to $105.6 million for fiscal year 2015, compared to $93.7 million for fiscal year 2014, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 28.3% for fiscal year 2015, from 28.7% for fiscal year 2014, primarily driven by certain menu price increases, as well as increased volume-based rebates from certain vendors.

Labor and Related Expenses

Labor and related expenses increased by $13.5 million, or 14.5%, to $106.6 million for fiscal year 2015, from $93.2 million for fiscal year 2014, primarily due to new shop openings. As a percentage of revenues, labor and related expenses increased to 28.6% for fiscal year 2015, from 28.5% for fiscal year 2014, primarily due to wage inflation in certain states as a result of statutory minimum wage increases as well as an additional incentive program to reward employees for tenure and development, which began in fiscal year 2015. These increases were partially offset by improvements in labor productivity.

Occupancy Expenses

Occupancy expenses increased by $5.4 million, or 13.0%, to $46.8 million for fiscal year 2015, from $41.4 million for fiscal year 2014, primarily due to new shop openings. As a percentage of revenues, occupancy expenses decreased to 12.5% for fiscal year 2015, from 12.7% for fiscal year 2014, primarily due to sales leverage (i.e., the ability to spread certain expenses over a higher revenue base).

Other Operating Expenses

Other operating expenses increased by $5.2 million, or 15.0%, to $39.9 million for fiscal year 2015, from $34.7 million for fiscal year 2014, primarily due to new shop openings as well as increased fees associated with credit card usage in our shops. As a percentage of revenues, other operating expenses increased to 10.7% for fiscal year 2015, from 10.6% for fiscal year 2014, primarily due to the $0.2 million cumulative adjustment recorded during the 39 weeks ended September 28, 2014, for the change in accounting estimate related to gift card breakage.

General and Administrative Expenses

General and administrative expenses increased by $4.9 million, or 15.1%, to $37.3 million for fiscal year 2015, from $32.4 million for fiscal year 2014. The increase is primarily driven by increases in our performance-based incentives, advertising and rent associated with our new office. As a percentage of revenues, general and administrative expenses increased to 10.0% for fiscal year 2015, from 9.9% for fiscal year 2014, primarily driven by the increase in performance-based incentives.

Depreciation Expense

Depreciation expense increased by $1.9 million, or 9.5%, to $21.5 million for fiscal year 2015, from $19.6 million for fiscal year 2014, primarily due to a higher depreciable base resulting from new shops. As a percentage of revenues, depreciation decreased to 5.8% for fiscal year 2015, from 6.0% for fiscal year 2014, driven by lower depreciation associated with new shops with lower build-out costs and longer expected useful lives for leasehold improvements, as well as leasehold improvements at legacy shops with higher build-out costs and shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs increased by $0.5 million to $2.2 million for fiscal year 2015, from $1.6 million for fiscal year 2014, primarily due to four more new company-operated shops opening in 2015 as compared to fiscal year 2014 and a transition of a franchise shop to a company-operated shop in 2015, as well as pre-opening rent for the new corporate office location of $0.2 million.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased by $0.5 million, or 14.7%, to $3.6 million for fiscal year 2015, from $3.1 million for fiscal year 2014. As a result of performing a periodic review of our shops during each fiscal quarter of

2015, it was determined that indicators of impairment were present for certain shops as a result of underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded an impairment charge of $3.4 million related to the excess of the carrying amounts recorded on our balance sheet over the estimated fair values, as compared to $2.9 million in fiscal year 2014.

Interest Expense

Interest expense remained consistent at $0.2 million for fiscal year 2015 as compared to fiscal year 2014. Interest expense for the fiscal year ended December 27, 2015 is attributable to interest on the note payable, unused commitment fees and deferred financing fees.

Income Tax Expense (Benefit)

Income tax expense increased by $0.7 million to $3.5 million for fiscal year 2015, from $2.7 million for fiscal year 2014, driven by higher taxable income. Our effective tax rate was 37.6% for fiscal year 2015, compared to 38.7% for fiscal year 2014. The decrease in the effective tax rate primarily relates to recognizing more federal tax credits in fiscal year 2015 as compared to the prior year.

Results of Operations

Fiscal Year 2014 (52 Weeks) Compared to Fiscal Year 2013 (52 Weeks)

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2014	% of Revenues	2013	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$325,464	99.5%	$298,574	99.6%	$26,890	9.0%
Franchise royalties and fees	1,515	0.5	1,138	0.4	377	33.1
Total revenues	326,979	100.0	299,712	100.0	27,267	9.1
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	93,688	28.7	87,380	29.2	6,308	7.2
Labor and related expenses	93,165	28.5	83,579	27.9	9,586	11.5
Occupancy expenses	41,389	12.7	36,394	12.1	4,995	13.7
Other operating expenses	34,669	10.6	30,781	10.3	3,888	12.6
General and administrative expenses	32,420	9.9	39,656	13.2	(7,236)	(18.2)
Depreciation expense	19,615	6.0	17,875	6.0	1,740	9.7
Pre-opening costs	1,634	0.5	1,437	0.5	197	13.7
Impairment and loss on disposal of property and equipment	3,128	1.0	1,135	0.4	1,993	175.6
Total expenses	319,708	97.8	298,237	99.5	21,471	7.2
Income from operations	7,271	2.2	1,475	0.5	5,796	392.9
Interest expense, net	179	0.1	387	0.1	(208)	(53.7)
Other expense	—	—	2	*	(2)	(100.0)
Income before income taxes	7,092	2.2	1,086	0.4	6,006	553.0
Income tax expense (benefit)	2,748	0.8	(204)	(0.1)	2,952	1,447.1
Net income	4,344	1.3	1,290	0.4	3,054	236.7
Net (loss) income attributable to non- controlling interests	(14)	*	32	*	(46)	(143.8)
Net income attributable to Potbelly Corporation	4,358	1.3	1,258	0.4	3,100	246.4
Dividend declared and paid to common and preferred stockholders	—	—	(49,854)	(16.6)	49,854	100.0
Accretion of redeemable convertible preferred stock to maximum redemption value	—	—	(15,097)	(5.0)	15,097	100.0
Net income (loss) attributable to common stockholders	$4,358	1.3%	$(63,693)	(21.3)%	$68,051	106.8%

*	Amount is less than 0.1%

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

Quarterly Results and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal year 2014 and 2015. The quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our consolidated financial statements and the related notes to those statements included Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	2015 Fiscal Quarters Ended (1)
	March 29,	June 28,	September 27,	December 27,
	2015	2015	2015	2015
	(unaudited; dollars in thousands)
Total revenues	$85,768	$95,949	$96,039	$95,093
Income from operations	948	4,084	2,379	2,018
Net income attributable to Potbelly Corporation	531	2,461	1,401	1,235
Total company-operated shops (end of period)	339	349	358	372
Change in company-operated comparable store sales	5.4%	4.9%	3.7%	3.7%

	2014 Fiscal Quarters Ended (1)
	March 30,	June 29,	September 28,	December 28,
	2014	2014	2014	2014
	(unaudited; dollars in thousands)
Total revenues	$73,881	$83,620	$84,675	$84,803
(Loss) income from operations (2)	(441)	3,454	3,254	1,004
Net (loss) income attributable to Potbelly Corporation	(301)	2,010	1,947	702
Total company-operated shops (end of period)	305	312	319	334
Change in company-operated comparable store sales	(2.2)%	(1.6)%	0.5%	3.7%

(1)	Fiscal years 2015 and 2014 each consisted of 52 weeks. Each quarter of such fiscal years consisted of 13 weeks.
(2)	The 13 weeks ended March 30, 2014 were impacted by significantly adverse weather.

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

Liquidity and Capital Resources

General

Our on-going primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents and our credit facility. Our primary requirements for liquidity and capital are new shop openings, existing shop capital investments (maintenance and improvements), purchasing existing franchise-operated shops, principal and interest payments on our debt, lease obligations, repurchases of our common stock as well as working capital and general corporate needs. Our requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell certain inventory items before we have to pay our suppliers for such items. Our shops do not require significant inventories or receivables. We believe that these sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Fiscal Year
	2015	2014	2013
Operating activities	$40,320	$26,554	$29,880
Investing activities	(36,058)	(29,209)	(28,098)
Financing activities	(35,261)	(3,919)	45,202
Net (decrease) increase in cash	$(30,999)	$(6,574)	$46,984

Operating Activities

Net cash provided by operating activities increased to $40.3 million for fiscal year 2015, from $26.6 million for fiscal year 2014. The $13.7 million increase is primarily attributable to an increase of $9.5 million in net shop-level profits, a decrease of approximately $1.0 million in payments for performance-based incentives as well as a $1.6 million cash outflow for prepaid expenses related to change in terms with certain vendors incurred in the prior year with no comparable item in the current year. The remainder of the change is primarily driven by changes in certain working capital accounts mainly due to timing.

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

Investing Activities

Net cash used in investing activities increased to $36.1 million for fiscal year 2015, from $29.2 million for fiscal year 2014. The increase was primarily due to construction costs for 43 new company-operated shops opened for the 52 weeks ended December 27, 2015, compared to 39 new company-operated shops opened for the 52 weeks ended December 28, 2014, at a lower average cost per shop, as well as capital expenditures for future shop openings, maintaining our existing shops and certain other projects. In addition, in July 2015, we purchased a franchise shop, converting it into a company-operated shop at a cost of $0.3 million. We estimate that total capital expenditures for fiscal year 2016 will be approximately $38.0 million to $40.0 million, with 45 to 50 new company-operated shop openings planned.

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

Financing Activities

Net cash used in financing activities increased to $35.3 million for fiscal year 2015, from $3.9 million for fiscal year 2014. The increase in net cash used was mainly driven by $39.8 million of treasury stock repurchased during fiscal year 2015 compared to $10.2 million during fiscal year 2014.

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

Initial Public Offering

On October 9, 2013, we completed an IPO of 8,625,000 shares of common stock at a price of $14.00 per share, which included 1,125,000 shares of common stock issued upon the exercise in full of the underwriters’ option to purchase additional shares. We sold 8,474,869 shares of common stock and certain stockholders sold 150,131 shares of common stock. We received net proceeds from the offering of approximately $108.8 million, after deducting the underwriting discount and other estimated offering expenses. We used a portion of the net proceeds received from the sale of the shares in the IPO to pay a previously declared one-time cash dividend of approximately $49.9 million on shares outstanding on October 8, 2013 as well as to repay $14.0 million outstanding under the senior credit facility on October 24, 2013. During fiscal year 2014, we used approximately $10.2 million of the net proceeds to repurchase common stock pursuant to the share repurchase program authorized by our Board of Directors on August 1, 2014. The remaining proceeds were used in fiscal year 2015 for share repurchases, working capital, and general corporate purposes.

Stock Repurchase Program

On September 8, 2015, our Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock. This program replaces the previously authorized share repurchase program, which was completed in the third quarter of 2015. Under this program, we may, from time to time, purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. During fiscal year 2015, we repurchased 3,206,820 shares of common stock for approximately $39.8 million, including cost and commission, in open market transactions. At December 27, 2015, the remaining dollar value of authorization under the share repurchase program was $20.0 million, which does not include commission.

Credit Facility

On December 9, 2015, we entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50 million, with possible future increases to $75 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we are required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon our consolidated total leverage ratio. So long as certain total leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that we may make. As of December 27, 2015, we had no amounts outstanding under the credit facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

Contractual Obligations

The following table presents contractual obligations and commercial commitments as of December 27, 2015 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (a)	$250,223	$38,817	$69,600	$56,553	$85,253
Capital leases	114	34	77	3	—
Total	$250,337	$38,851	$69,677	$56,556	$85,253

(a)

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

Impairment of Long-Lived Assets and Disposal of Property and Equipment

We assess potential impairments to long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped together for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. After performing a periodic review of our shops as of December 27, 2015, December 28, 2014 and December 29, 2013, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. Fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. We used a weighted average cost of capital to discount the future cash flows. A 100 basis point change in weighted average cost of capital would not have a material impact on the calculation of an impairment charge. We recorded an impairment charge of $1.1 million, $2.9 million and $3.4 million for the fiscal years 2013, 2014 and 2015, respectively, which is included in impairment and loss on disposal of property and equipment in the consolidated statements of operations.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facility, which bear interest at variable rates. As of December 27, 2015, we had no amounts outstanding under our credit facility or our note payable. A 100 basis point change in the interest rate would not have a material impact on our financial condition or results of operations. We did not have any material exposure to interest rate market risks for fiscal year 2015.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	46

Consolidated Balance Sheets as of December 27, 2015 and December 28, 2014	47

Consolidated Statements of Operations for the years ended December 27, 2015, December 28, 2014 and December 29, 2013	48

Consolidated Statements of Redeemable Convertible Preferred Stock and Equity (Deficit) for the years ended December 27, 2015, December 28, 2014 and December 29, 2013	49

Consolidated Statements of Cash Flows for the years ended December 27, 2015, December 28, 2014 and December 29, 2013	51

Notes to the Consolidated Financial Statements	52

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Potbelly Corporation and subsidiaries

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Potbelly Corporation and subsidiaries (the “Company”) as of December 27, 2015 and December 28, 2014, and the related consolidated statements of operations, redeemable convertible preferred stock and equity (deficit), and cash flows for each of the three years in the period ended December 27, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 24, 2016

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except share and par value data)

	December 27,	December 28,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$32,006	$63,005
Accounts receivable, net of allowances of $14 and $19 as of December 27, 2015 and December 28, 2014, respectively	4,461	4,016
Inventories	3,159	2,768
Deferred income taxes, current	—	507
Prepaid expenses and other current assets	10,155	9,922
Total current assets	49,781	80,218
Property and equipment, net	97,434	85,704
Indefinite-lived intangible assets	3,404	3,404
Goodwill	1,428	1,428
Deferred income taxes, non-current	18,439	17,860
Deferred expenses, net and other assets	4,021	3,333
Total assets	$174,507	$191,947
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,762	$3,301
Accrued expenses	19,277	16,349
Accrued income taxes	143	226
Current portion of long-term debt	—	1,008
Total current liabilities	25,182	20,884
Deferred rent and landlord allowances	17,820	14,012
Other long-term liabilities	1,292	726
Total liabilities	44,294	35,622
Equity
Common stock, $0.01 par value—authorized, 200,000,000 shares; outstanding 26,304,261 and 28,934,700 shares as of December 27, 2015 and December 28, 2014, respectively	303	298
Warrants	909	909
Additional paid-in-capital	399,458	391,972
Treasury stock, held at cost, 4,033,910 and 827,090 shares as of December 27, 2015, and December 28, 2014, respectively	(50,000)	(10,246)
Accumulated deficit	(221,246)	(226,874)
Total stockholders’ equity	129,424	156,059
Non-controlling interest	789	266
Total equity	130,213	156,325
Total liabilities and equity	$174,507	$191,947

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	Fiscal Year
	2015	2014	2013
Revenues
Sandwich shop sales, net	$370,954	$325,464	$298,574
Franchise royalties and fees	1,895	1,515	1,138
Total revenues	372,849	326,979	299,712
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	105,614	93,688	87,380
Labor and related expenses	106,628	93,165	83,579
Occupancy expenses	46,762	41,389	36,394
Other operating expenses	39,869	34,669	30,781
General and administrative expenses	37,322	32,420	39,656
Depreciation expense	21,476	19,615	17,875
Pre-opening costs	2,160	1,634	1,437
Impairment and loss on disposal of property and equipment	3,589	3,128	1,135
Total expenses	363,420	319,708	298,237
Income from operations	9,429	7,271	1,475
Interest expense	221	179	387
Other expense	—	—	2
Income before income taxes	9,208	7,092	1,086
Income tax expense (benefit)	3,466	2,748	(204)
Net income	5,742	4,344	1,290
Net income (loss) attributable to non-controlling interest	114	(14)	32
Net income attributable to Potbelly Corporation	5,628	4,358	1,258
Dividend declared to common and preferred stockholders	—	—	(49,854)
Accretion of redeemable convertible preferred stock to maximum redemption value	—	—	(15,097)
Net income (loss) attributable to common stockholders	$5,628	$4,358	$(63,693)
Net income (loss) per common share attributable to common stockholders:
Basic	$0.20	$0.15	$(6.29)
Diluted	$0.20	$0.14	$(6.29)
Weighted average shares outstanding:
Basic	28,002,005	29,209,298	10,132,805
Diluted	28,634,396	30,275,061	10,132,805

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Equity (Deficit)

(amounts in thousands, except share data)

Redeemable Convertible Preferred Stock
	Series A		Series B		Series C		Series D		Series E		Series F		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 30, 2012	3,697,377	$52,796	3,290,294	$46,983	1,646,595	$23,715	1,250,000	$18,319	4,194,366	$79,861	2,007,743	$28,669	16,086,375	$250,343
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion change	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Cash dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issuance, net of fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Changes in redemption value of preferred stock	—	3,582	—	3,188	—	1,609	—	1,251	—	3,523	—	1,944	—	15,097
Conversion of preferred stock to common stock	(3,697,377)	(56,378)	(3,290,294)	(50,171)	(1,646,595)	(25,324)	(1,250,000)	(19,570)	(4,194,366)	(83,384)	(2,007,743)	(30,613)	(16,086,375)	(265,440)
Shares cancelled in lieu of payment of payroll taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Excess tax benefits associated with exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 29, 2013	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of unrestricted common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Excess tax benefits associated with exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 28, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Excess tax benefits associated with exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at December 27, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Equity (Deficit)—(Continued)

(amounts in thousands, except share data)

	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non-Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 30, 2012	4,233,977	$42	$—	$1,552	$—	$(170,518)	$196	$(168,728)
Net income	—	—	—	—	—	1,258	32	1,290
Beneficial conversion change	—	—	—	—	50	(50)	—	—
Cash dividends declared	—	—	—	—	(49,854)	—	—	(49,854)
Common stock issuance, net of fees	8,709,785	87	—	—	108,234	—	—	108,321
Changes in redemption value of preferred stock	—	—	—	—	46,825	(61,922)	—	(15,097)
Conversion of preferred stock to common stock	16,086,375	160	—	—	265,280	—	—	265,440
Shares cancelled in lieu of payment of payroll taxes	—	—	—	—	(165)	—	—	(165)
Exercise of stock options	—	1	—	—	146	—	—	147
Excess tax benefits associated with exercise of stock options	—	—	—	—	308	—	—	308
Exercise of stock warrants	117,892	1	—	(643)	643	—	—	1
Stock-based compensation	—	—	—	—	11,610	—	—	11,610
Balance at December 29, 2013	29,148,029	$291	$—	$909	$383,077	$(231,232)	$228	$153,273
Net income	—	—	—	—	—	4,358	(14)	4,344
Issuance of unrestricted common stock	28,240	—	—	—	432	—	—	432
Exercise of stock options	585,521	7	—	—	5,052	—	—	5,059
Repurchases of common stock	(827,090)	—	(10,246)	—	—	—	—	(10,246)
Contributions from non-controlling interest	—	—	—	—	—	—	98	98
Distribution to non-controlling interest	—	—	—	—	—	—	(46)	(46)
Excess tax benefits associated with exercise of stock options	—	—	—	—	1,300	—	—	1,300
Stock-based compensation	—	—	—	—	2,111	—	—	2,111
Balance at December 28, 2014	28,934,700	$298	$(10,246)	$909	$391,972	$(226,874)	$266	$156,325
Net income	—	—	—	—	—	5,628	114	5,742
Exercise of stock options	576,381	5	—	—	4,779	—	—	4,784
Excess tax benefits associated with exercise of stock options	—	—	—	—	308	—	—	308
Repurchases of common stock	(3,206,820)	—	(39,754)	—	—	—	—	(39,754)
Distribution to non-controlling interest	—	—	—	—	—	—	(198)	(198)
Contributions from non-controlling interest	—	—	—	—	—	—	607	607
Stock-based compensation	—	—	—	—	2,399	—	—	2,399
Balance at December 27, 2015	26,304,261	$303	$(50,000)	$909	$399,458	$(221,246)	$789	$130,213

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Fiscal Year
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,742	$4,344	$1,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,476	19,615	17,875
Deferred income tax	(72)	(289)	(1,969)
Deferred rent and landlord allowances	3,808	1,787	440
Stock-based compensation	2,399	2,543	11,610
Excess tax benefit from stock-based compensation	(308)	(1,300)	(308)
Asset impairment, store closure and disposal of property and equipment	3,818	3,679	1,142
Amortization of debt issuance costs	11	70	64
Changes in operating assets and liabilities:
Accounts receivable, net	(445)	(1,013)	285
Inventories	(388)	(505)	(353)
Prepaid expenses and other assets	(1,155)	(4,216)	(2,076)
Accounts payable	1,876	1,301	(176)
Accrued and other liabilities	3,558	538	2,056
Net cash provided by operating activities	40,320	26,554	29,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of franchise shop	(333)	—	—
Purchases of property and equipment	(35,725)	(29,209)	(28,098)
Net cash (used in) investing activities	(36,058)	(29,209)	(28,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	—	—	(14,000)
Payments on note payable	(1,008)	(84)	(79)
Proceeds from exercise of stock options	5,825	6,137	147
Proceeds from exercise of stock warrants	—	—	1
Shares cancelled in lieu of payment of payroll taxes	—	—	(165)
Payment of payroll taxes related to stock-based compensation awards	(1,041)	(1,078)	—
Excess tax benefit from stock-based compensation	308	1,300	308
Treasury stock repurchase	(39,754)	(10,246)	—
Issuance of common stock, net of underwriting fees	—	—	110,343
Payment of costs associated with initial public offering	—	—	(1,499)
Cash dividend on preferred and common stock	—	—	(49,854)
Contributions from non-controlling interest	607	98	—
Distribution to non-controlling interest	(198)	(46)	—
Net cash (used in) provided by financing activities	(35,261)	(3,919)	45,202
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30,999)	(6,574)	46,984
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,005	69,579	22,595
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,006	$63,005	$69,579
Supplemental cash flow information :
Income taxes paid	$2,376	$3,232	$1,808
Interest paid	183	179	332
Supplemental non-cash investing and financing activities :
Unpaid liability for purchases of property and equipment	$3,395	$2,690	$2,636
Accretion of redeemable convertible preferred stock to maximum redemption value	—	—	15,097

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly-owned subsidiaries, operates Potbelly Sandwich Works sandwich shops in 28 states and the District of Columbia. The Company also sells and administers franchises of Potbelly Sandwich Works sandwich shops. The first franchise locations administered by the Company opened during February 2011, and in July 2015, the Company opened its first franchise shop in the United Kingdom. Additionally, during July 2015, the Company purchased a franchise shop, converting it into a company-operated shop at a cost of $0.3 million. The Company did not record any goodwill related to the transaction.

The table below sets forth a rollforward of company-operated and franchise-operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 30, 2012	264	5	10	15	279
Shops opened	34	6	2	8	42
Shops closed	(2)	—	—	—	(2)
Shops as of December 29, 2013	296	11	12	23	319
Shops opened	39	6	1	7	46
Shop closed	(1)	—	(1)	(1)	(2)
Shops as of December 28, 2014	334	17	12	29	363
Shops opened	43	8	2	10	53
Shop purchased from franchisee	1	(1)	—	(1)	—
Shops closed	(6)	—	(2)	(2)	(8)
Shops as of December 27, 2015	372	24	12	36	408

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

The Company used the net proceeds received from the sale of its shares to pay a previously-declared one-time cash dividend of $49.9 million on shares outstanding on October 8, 2013 and also to repay borrowings of approximately $14.0 million under its senior credit facility. During fiscal year 2014, the Company used approximately $10.2 million of the net proceeds to repurchase common stock pursuant to the share repurchase program authorized by the Company’s Board of Directors on August 1, 2014. The remaining proceeds were used in fiscal year 2015 for share repurchases, working capital, and general corporate purposes.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works LLC (“LLC”); 17 of LLC’s wholly owned subsidiaries and LLC’s four joint ventures, collectively, the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated joint ventures, non-controlling interest represents a non-controlling partner’s share of the assets, liabilities and operations related to the four joint venture investments. The Company has ownership interests ranging from 65-80% in these consolidated joint ventures.

The Company does not have any components of other comprehensive income (loss) recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income (loss) in its consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(b) Reporting Period

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every five or six years a 53rd week is added. Fiscal years 2013, 2014 and 2015 each consisted of 52 weeks.

(c) Segment Reporting

The Company owns and operates Potbelly Sandwich Works sandwich shops in the United States. The Company also has domestic and international franchise operations of Potbelly Sandwich Works sandwich shops. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. As the CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, the Company has one operating segment and one reportable segment.

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

(g) Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an initial maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits; however, the Company has not experienced any losses in these accounts. The Company believes it is not exposed to any significant credit risk. These are valued within the fair value hierarchy as Level 1 measurements.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(h) Accounts Receivable, net

Accounts receivable, net consists of credit card receivables, amounts owed from vendors and miscellaneous receivables. The Company had credit card receivables of $1.9 million and $2.0 million as of December 28, 2014 and December 27, 2015, respectively.

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

Direct costs and expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized, whereas the costs of repairs and maintenance are expensed when incurred. The Company capitalizes certain internal costs associated with the development, design, and construction of new shop locations as these costs have a future benefit to the Company. The Company capitalized costs of $0.7 million, $0.9 million and $0.6 million for the fiscal years ended December 29, 2013, December 28, 2014 and December 27, 2015, respectively. Capitalized costs are recorded as part of the asset to which they relate, primarily to leasehold improvements, and such costs are amortized over the asset’s useful life. When assets are retired or sold, the asset cost and related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss is recorded in the consolidated statement of operations.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped together for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. After performing periodic reviews of the company-operated shops during each quarter of 2013, 2014 and 2015, it was determined that indicators of impairment were present for certain shops as a result of underperformance of shop profitability. The Company performed an impairment analysis related to these shops and recorded impairment charges of $1.1 million, $2.9 million and $3.4 million for the fiscal years 2013, 2014 and 2015, respectively, which is included in impairment and loss on disposal of property and equipment in the consolidated statements of operations. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company used a weighted average cost of capital to discount the future cash flows.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

the amount of any required impairment charge. No impairment charge was recognized for intangible assets for any of the fiscal periods presented.

(l) Pre-opening Costs

Pre-opening costs consist of costs incurred prior to opening a new shop and are made up primarily of travel, employee payroll and training costs incurred prior to the shop opening, as well as occupancy costs incurred from when the Company takes site possession to shop opening. Shop pre-opening costs are expensed as incurred.

(m) Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations. Advertising expenses were $1.6 million, $2.2 million and $2.9 million in fiscal years 2013, 2014 and 2015, respectively.

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

(o) Stock-Based Compensation

The Company has granted stock options under its 2001 Equity Incentive Plan (the “2001 Plan”), 2004 Equity Incentive Plan (the “2004 Plan”) and 2013 Long-Term Incentive Plan (the “2013 Plan” and together with the 2004 Plan and 2001 Plan, the “Plans”). The Plans permit the granting of awards to employees and non-employee officers, consultants, agents, and independent contractors of the Company in the form of stock appreciation rights, stock awards, and stock options. The Plans give broad powers to the Company’s board of directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and rights and to prescribe the particular form and conditions of each option to be granted. In September 2011, the 2001 Plan expired with options outstanding under the plan still available for exercise. On July 31, 2013, the Company’s board of directors approved the adoption of the 2013 Plan, which replaced the 2004 Plan in conjunction with the Company’s IPO. Upon approval of the 2013 Plan, the Company no longer issued awards under the 2004 Plan. The 2004 Plan expired in February 2014, but will continue to govern outstanding awards granted prior to its termination.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Revenues from the Company’s gift cards are deferred and were previously recognized upon redemption or after a period of 36 months of inactivity on gift card balances (“gift card breakage”) and the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The Company monitors its actual patterns of redemption and updates its estimates and assumptions regarding redemption as the actual pattern changes. The Company estimates and records gift card breakage income based on its historical redemption pattern. During fiscal 2014, the Company updated its analysis of historical gift card redemptions based on historical data and changed its estimate to record gift card breakage income from 36 months to 24 months after the date of issuance for all gift cards that have not been redeemed. In accordance with ASC 250, “Accounting Changes and Error Corrections,” the Company recorded a cumulative adjustment of $0.2 million, which is included in other operating expenses, representing the effect of this change in accounting estimate. The Company recognized an immaterial amount of gift card breakage income for the fiscal years ended 2013, 2014 and 2015, which is recorded within other operating expenses in the consolidated statements of operations.

The Company earns an initial franchise fee, a franchise development agreement fee and ongoing royalty fees under the Company’s franchise agreements. Initial franchise fee revenue is recognized at the point a franchise shop opens for business to the public, as this is the point in time when the Company has substantially performed all initial services required under the franchise agreement. The Company recognized franchise fee revenue of $0.3 million, $0.3 million and $0.4 million in fiscal year 2013, 2014 and 2015, respectively. Initial franchise fee payments received by the Company before the shop opens are recorded as deferred revenue in the consolidated balance sheet. The Company had deferred revenue related to initial franchise fees of $0.2 million and $0.5 million included in accrued expenses as of December 28, 2014 and December 27, 2015, respectively. Franchise development agreement fee represents the exclusivity rights for a geographical area paid by a third party to develop Potbelly shops for a certain period of time. Franchise development agreement fee payments received by the Company are recorded as deferred revenue in the consolidated balance sheet and amortized over the life of the franchise development agreement. The Company had deferred revenue related to franchise development agreement fees of $0.2 million and $0.4 million recorded as accrued expenses as of December 28, 2014 and December 27, 2015, respectively. Royalty fees are based on a percentage of sales and are recorded as revenue as the fees are earned and become receivable from the franchisee. The Company recognized royalty fees revenue of $0.8 million, $1.2 million and $1.5 million for fiscal years 2013, 2014, and 2015, respectively.

(r) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The FASB has approved a one-year deferral of the effective date of ASU 2014-09, such that it will become effective for the annual period beginning after December 15, 2017. The Company is evaluating the effect this guidance will have on the Company’s consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) —Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires deferred tax assets and liabilities to be presented as noncurrent in a classified balance sheet. The provisions of ASU 2015-17 are effective for interim and fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has elected to early adopt ASU 2015-17 as of December 27, 2015 on a prospective basis. As a result of adopting the standard, the Company reclassified its net current deferred tax assets and liabilities to net noncurrent deferred tax assets and liabilities, respectively, in its consolidated financial statements for the year ended December 27, 2015. As the Company adopted on a prospective basis, the prior periods have not been restated.

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

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of the Company’s shops during each quarter of 2013, 2014 and 2015, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. The Company performed an impairment analysis related to these shops and recorded impairment charges of $1.1 million, $2.9 million and $3.4 million for the fiscal years 2013, 2014 and 2015, respectively, related to the excess of the carrying amounts recorded on the Company’s consolidated balance sheet over the identified shops’ estimated fair values.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 28, 2014 and December 27, 2015, the fair value of the investments in the rabbi trust was $35 thousand and $128 thousand, respectively, which is included in other assets in the consolidated balance sheet. The associated liability is recorded within other long-term liabilities in the consolidated balance sheet. The Company records trading gains and losses in general and administrative expenses in the consolidated statement of operations, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan. For the fiscal years ended December 28, 2014 and December 27, 2015, the Company recorded an immaterial amount of unrealized losses on investments held in the rabbi trust.

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

	Fiscal Year
	2015	2014	2013
Calculation of undistributed income (loss) for basic and diluted shares:
Net income attributable to Potbelly Corporation	$5,628	$4,358	$1,258
Less: Dividend paid to common and preferred stockholders	—	—	(49,854)
Less: Accretion of redeemable convertible preferred stock to maximum redemption value	—	—	(15,097)
Undistributed income (loss) for basic and diluted shares	$5,628	$4,358	$(63,693)

Allocation of undistributed income (losses) to participating securities:
Common shares	$5,628	$4,358	$(63,693)
Undistributed income (loss)	$5,628	$4,358	$(63,693)

Weighted average common shares outstanding-basic	28,002,005	29,209,298	10,132,805
Plus: Effect of potential stock options exercise	577,156	949,142	—
Plus: Effect of potential warrant exercise	55,235	116,621	—
Weighted average common shares outstanding-diluted	28,634,396	30,275,061	10,132,805
Income (loss) per share available to common stockholders-basic	$0.20	$0.15	$(6.29)
Income (loss) per share available to common stockholders-diluted	$0.20	$0.14	$(6.29)
Potentially dilutive shares that are considered anti-dilutive:
Common share options	898,966	622,879	5,029,576
Warrants	—	—	247,704

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(5) Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 27,	December 28,
	2015	2014
Leasehold improvements	$157,556	$142,184
Machinery and equipment	42,840	38,431
Furniture and fixtures	28,605	25,131
Computer equipment and software	20,077	17,242
Construction in progress	3,074	3,700
	252,152	226,688
Less: Accumulated depreciation	(154,718)	(140,984)
	$97,434	$85,704

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 27,	December 28,
	2015	2014
Accrued labor and related expenses	$7,482	$3,942
Deferred gift card revenue	1,843	1,456
Accrued occupancy expenses	672	775
Deferred rent—current	813	950
Accrued corporate and shop expenses	1,961	1,663
Accrued utilities	1,035	1,003
Accrued sales and use tax	1,820	2,304
Accrued construction	2,271	2,133
Accrued contract termination costs (a)	21	801
Accrued professional fees	136	215
Accrued other	1,223	1,107
Total	$19,277	$16,349

(a)

The Company incurs expenses associated with exit activity for certain signed lease agreements, which are recognized in general and administrative expenses. Accrued contract termination costs consisted of the following (in thousands):

	December 27,	December 28,
	2015	2014
Accrued contract termination costs—beginning balance	$801	$93
Contract termination costs incurred (1)	—	749
Contract termination costs settled and paid	(780)	(41)
Accrued contract termination costs—ending balance	$21	$801

__________________

(1)	Fiscal year ended December 28, 2014 includes costs associated with the plans to move the Company’s corporate headquarters.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(7) Income Taxes

Income before income taxes for the Company’s domestic and foreign operations was as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Domestic operations	$8,660	$6,627	$605
Foreign operations	548	465	481
Total	$9,208	$7,092	$1,086

Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year
	2015	2014	2013
Federal:
Current	$2,450	$2,386	$—
Deferred	209	(467)	(818)
	2,659	1,919	(818)
State and Local:
Current	1,047	622	1,394
Deferred	(281)	178	(838)
	766	800	556
Foreign:
Current	41	29	58
Deferred	—	—	—
	41	29	58
Income tax expense (benefit)	$3,466	$2,748	$(204)

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rates to income before income taxes as a result of the following (in thousands):

	Fiscal Year
	2015	2014	2013
Computed “expected” tax (benefit) expense	$3,223	$2,411	$380
Increase (reduction) resulting from:
Minority interest	(45)	—	—
Permanent differences	51	97	63
State and local income taxes, net of federal income tax effect	533	460	145
FICA and other tax credits	(392)	(222)	(113)
Non-deductible IPO costs	—	—	195
Rate change and true-ups	164	2	(874)
Change in valuation allowance	(68)	—	0
	$3,466	$2,748	$(204)

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities reflected in the consolidated balance sheets are presented below (in thousands):

	December 27,	December 28,
	2015	2014
Deferred tax assets:
Accrued liabilities	$2,074	$1,047
Deferred revenue on gift certificates and gift cards	141	70
Net operating loss carryforwards	—	336
Stock-based compensation	8,261	8,317
Property and equipment depreciation	5,805	6,760
Deferred rent and start-up amortization	4,650	3,930
Other timing differences	273	345
FICA and other tax credits	43	116
Total deferred tax assets	21,247	20,921
Less: valuation allowance	—	(68)
Net deferred tax assets	21,247	20,853
Deferred tax liabilities:
Prepaids	(547)	(610)
Intangible asset	(1,226)	(1,126)
Smallwares	(733)	(668)
Other timing differences	(302)	(82)
Total gross deferred tax liabilities	(2,808)	(2,486)
Net deferred tax assets (liabilities)	$18,439	$18,367

Recognized in the balance sheet as:
Deferred tax assets - current	—	507
Deferred tax assets - noncurrent	18,439	17,860
Net deferred tax assets (liabilities)	$18,439	$18,367

Consistent with the Company’s early adoption of ASU 2015-17 on a prospective basis, the deferred tax assets and deferred tax liabilities in the table above have been classified as noncurrent deferred taxes on the consolidated balance sheet. Since the Company adopted the ASU on a prospective basis, the 2014 balances above have not been restated.

For the year ended December 27, 2015, the Company recorded a net valuation allowance release of $0.1 million related to Illinois tax credits on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 28, 2014 and December 27, 2015, the Company had no interest or penalties accrued.

The tax years prior to 2012 are generally closed for examination by the United States Internal Revenue Service. However, certain of these tax years are open for examination as a result of net operating losses generated in these years and utilized in subsequent years. Our last IRS examination was for the 2012 tax year; no other IRS audits are currently ongoing. State statutes are generally open for audit for the 2011 to 2015 tax years. Additionally, the tax years from 2004 to 2010 are open for examination by certain state tax authorities due to net operating losses generated at the state level.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(8) Long-term debt

Long-term debt consisted of the following (in thousands):

	December 27,	December 28,
	2015	2014
Note payable (a)	$—	$1,008
Total long-term debt	—	1,008
Less: Current portion	—	1,008
Long-term debt, net of current portion	$—	$—

The fair value of the current and long-term debt approximates the carrying value of the debt in fiscal year 2014.

(a) Note payable

On March 15, 2007, the Company entered into a long-term note payable associated with the acquisition of certain assets of Pot Belly Deli, Inc., an unrelated California company, including the Pot Belly trade name, certain design marks, and other related assets. The Company records interest on the note payable under the effective interest method at an annual interest rate of 6.2% and recorded interest expense of $0.1 million in each fiscal year 2013 and 2014. The Company recorded an immaterial amount of interest expense on the note payable in fiscal year 2015. Payment of interest and principal is made monthly. The final repayment of the note was made on April 1, 2015.

Credit facility

JPMorgan Chase Bank, N.A.

On December 9, 2015, the Company entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50 million, with possible future increases to $75 million under an expansion feature. Borrowings under the credit facility generally bear interest at the Company’s option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon the Company’s consolidated total leverage ratio. On the last day of each calendar quarter, the Company is required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon the Company’s consolidated total leverage ratio. So long as certain total leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make. As of December 27, 2015, the Company has no amounts outstanding under the credit facility. As of December 27, 2015, the Company has $49.4 million available for borrowing under the credit facility after reductions for outstanding letters of credit.

(9) Capital Stock and Warrants

As of December 27, 2015 and December 28, 2014, the Company had authorized an aggregate of 210,000,000 shares of capital stock, of which 200,000,000 shares were designated as common stock and 10,000,000 shares were designated as preferred stock. As of December 27, 2015, the Company had issued and outstanding 30,338,171 and 26,304,261 shares of common stock, respectively. As of December 28, 2014, the Company had issued and outstanding 29,761,790 and 28,934,700 shares of common stock, respectively.

Common Stock

On October 9, 2013, the Company completed an initial public offering. Effective upon the closing of such offering, all shares of preferred stock and non-voting common stock converted into common stock. The terms of the non-voting common stock provided that all shares of non-voting common stock would convert into voting common stock on a 1:1 basis immediately prior to the closing of an underwritten IPO or sale of the Company. The redeemable convertible preferred stock included down-round provisions which would adjust the conversion price for any additional stock issued without consideration or for a consideration per share less than the respective conversion price for one or more of the series of preferred stock in effect immediately prior to the issuance of such additional stock. See “Preferred Stock” below for further information regarding the preferred stock and the conversion of preferred stock upon completion of the IPO. As of December 27, 2015, each share of common stock has the same relative rights and was

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

identical in all respects to each other share of common stock. Each holder of shares of common stock is entitled to one vote for each share held by such holder at all meetings of stockholders.

On September 8, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock. This program replaces the previously authorized share repurchase program, which was completed in the third quarter of 2015. Under the current program, the Company may, from time to time, purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. During the fiscal year ended December 27, 2015, the Company repurchased 3,206,820 shares of its common stock for approximately $39.8 million, including cost and commission, in open market transactions. As of December 27, 2015, the remaining dollar value of authorization under the share repurchase program was $20.0 million, which does not include commission. Repurchased shares are included as treasury stock in the consolidated balance sheets and the consolidated statements of redeemable convertible preferred stock and equity (deficit).

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Warrants

As of December 28, 2014 and December 27, 2015, the Company had 241,704 warrants outstanding. During 2013, the Company modified 241,704 of warrants issued to Oxford Capital Partners, Inc. that were set to expire upon the consummation of an IPO to extend the expiration date of such warrants to five years from the date of the consummation of an IPO. In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company recorded a charge of approximately $0.1 million related to the incremental value associated with the extension of the expiration date.

(10) Operating Leases

The Company leases office space for its corporate office and commercial spaces for its shops under various long-term operating lease agreements. The leases for the Company’s shop locations generally have initial terms of 10 years and typically provide for two renewal options in five-year increments as well as for rent escalations. These leases expire or become subject to renewal clauses at various dates from 2016 to 2028. Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, utilities, building operating expenses, insurance, and various other expenses related to properties.

Rental expense under operating lease agreements were as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Minimum rentals	$36,955	$33,032	$30,234
Contingent rentals	1,827	1,765	1,640
Less: sublease rentals	(94)	(94)	(94)
Total	$38,688	$34,703	$31,780

A schedule by year of future minimum rental payments required under operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of December 27, 2015, is as follows (in thousands):

Years Ending	Minimum
2016	$38,817
2017	36,754
2018	32,846
2019	29,272
2020	27,281
Thereafter	85,253
Total minimum payments required*	$250,223

*	Minimum payments have not been reduced by minimum sublease rentals of $0.4 million due in the future.

Certain leases have outstanding letters of credit in lieu of rent deposits expiring at various dates through May 2017. The letters of credit were $0.6 million in aggregate for each of the years ended December 29, 2013, December 28, 2014 and December 27, 2015. Under the credit facility, outstanding letters of credit are subject to an annual fee of 1.50% and reduce the available borrowing to the Company.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(11) Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of $0.3 million for fiscal years 2013 and 2014 and $0.4 million for fiscal year 2015.

(12) Stock Based Compensation

Stock Based Compensation Granted Under the 2001 and 2004 Equity Incentive Plans and 2013 Long-Term Incentive Plan

The Company has granted stock options under its 2001 Equity Incentive Plan (the “2001 Plan”), 2004 Equity Incentive Plan (the “2004 Plan”) and 2013 Long-Term Incentive Plan (the “2013 Plan” and together with the 2004 Plan and 2001 Plan, the “Plans”). The Plans permit the granting of awards to employees and non-employee officers, consultants, agents, and independent contractors of the Company in the form of stock appreciation rights, stock awards, and stock options. The Plans give broad powers to the Company’s board of directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and rights and to prescribe the particular form and conditions of each option to be granted.

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

On July 31, 2013, the Company’s board of directors approved the adoption of the 2013 Plan, which replaced the 2004 Plan in conjunction with the Company’s IPO. Upon approval of the 2013 Plan, the Company no longer issued awards under the 2004 Plan. The 2004 Plan expired in February 2014, but will continue to govern outstanding awards granted prior to its termination. As of December 27, 2015, there have been 1,278,202 options, 28,240 shares of unrestricted common stock and 36,077 shares of restricted stock units (“RSUs”) granted under the 2013 Plan and 380,564 shares are reserved for future issuance.

Under the Plans, the number of shares and exercise price of each option are determined by the committee designated by the Company’s board of directors. The options granted are generally exercisable within a 10-year period from the date of grant. Certain options have been issued to key executives. Options issued and outstanding expire on various dates through the year 2025. The range of exercise prices of options outstanding as of December 27, 2015, is $7.00 to $20.53 per option, and the options vest over a range of immediately to five-year periods.

Activity under the Plans and the Agreement is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 30, 2012	4,213	$9.30	$5,348	5.93
Granted	1,243	11.32
Exercised	(99)	7.97
Canceled	(327)	8.40
Outstanding—December 29, 2013	5,030	$9.41	$78,575	6.31
Granted	318	19.16
Exercised	(586)	8.67
Canceled	(149)	11.68
Outstanding—December 28, 2014	4,613	$10.10	$12,731	5.62
Granted	565	13.21
Exercised	(576)	8.30
Canceled	(234)	13.89
Outstanding—December 27, 2015	4,368	$10.53	$9,742	5.10
Vested and expected to vest—December 27, 2015	3,244	9.54	$9,327	3.78
Exercisable—December 27, 2015	3,232	$9.55	$8,976	3.92

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value the options granted for each year:

	2015	2014	2013
Risk-free interest rate	1.9%	1.3%	1.2%
Expected life (years)	7.00	7.00	6.05
Expected dividend yield	—	—	—
Volatility	45.3%	49.2%	46.9%
Weighted average common stock fair value	$13.21	$19.16	$11.32

The risk-free rate is based on U.S. Treasury rates in effect at the time of the grant with a similar duration of the expected life of the options. The expected life of options granted is derived from the average of the vesting period and the term of the option. The Company has not paid dividends to date (with exception to the one-time dividend paid to stockholders prior to the initial public offering) and does not plan to pay dividends in the near future. Beginning October 2015, expected volatility of the options was calculated using the Company’s historical data since its initial public offering. Prior to October 2015, the Company calculated expected volatility of the options based on historical data from selected peer public company restaurants.

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

In May 2015, the Company issued 30,856 RSUs to certain non-employee members of its Board of Directors. The RSUs had a grant-date fair value of $14.26 upon issuance and have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. In August 2015, the Company issued 5,221 RSUs to the new non-employee member of its Board of Directors. The RSUs had a grant-date fair value of $11.88 upon issuance and have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.

Stock-based Compensation Expense

In accordance with ASC Topic 718, Compensation—Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $11.6 million, $2.5 million and $2.4 million for the fiscal years 2013, 2014 and 2015, respectively, with a corresponding increase to additional paid-in-capital. Fiscal year 2013 stock-based compensation expense reflects the $7.6 million in cost recorded upon consummation of the IPO associated with vested options that were subject to the performance condition. Fiscal year 2014 stock-based compensation expense includes $0.4 million related to unrestricted common stock granted during 2014. As of December 27, 2015, the unrecognized stock-based compensation expense was $5.7 million, which will be recognized through fiscal year 2019. The Company records stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table presents selected unaudited quarterly financial data for periods indicated (in thousands, except per share data):

	Fiscal Year 2015 (1)
	March 29	June 28	September 27	December 27
Total revenues	$85,768	$95,949	$96,039	$95,093
Income from operations	948	4,084	2,379	2,018
Net income attributable to Potbelly Corporation	531	2,461	1,401	1,235
Income per share available to common stockholders-basic	0.02	0.09	0.05	0.05
Income per share available to common stockholders-diluted	0.02	0.08	0.05	0.05

	Fiscal Year 2014 (1)
	March 30 (2)	June 29	September 28	December 28
Total revenues	$73,881	$83,620	$84,675	$84,803
(Loss) income from operations	(441)	3,454	3,254	1,004
Net (loss) income attributable to Potbelly Corporation	(301)	2,010	1,947	702
(Loss) income per share available to common stockholders-basic	(0.01)	0.07	0.07	0.02
(Loss) income per share available to common stockholders-diluted	(0.01)	0.07	0.06	0.02

(1)	Fiscal years 2015 and 2014 were 52-week years. Each quarter of the fiscal year consists of 13 weeks.
(2)	The 13 weeks ended March 30, 2014 were impacted by significantly adverse weather.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 27, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 27, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 27, 2015. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 27, 2015, our internal control over financial reporting was effective, at a reasonable assurance level.

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

Equity Compensation Plan Information

The following table presents certain information related to our equity incentive plans under which our equity securities are authorized for issuance as of December 27, 2015:

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,367,800	$10.53	380,564	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,367,800	$10.53	380,564

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
Aylwin Lewis
Chief Executive Officer and President

Date: February 24, 2016

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aylwin Lewis, Michael Coyne and Matthew Revord and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aylwin Lewis Aylwin Lewis	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 24, 2016

/s/ Michael Coyne Michael Coyne	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 24, 2016

/s/ Peter Bassi Peter Bassi	Director	February 24, 2016

/s/ Ann-Marie Campbell Ann-Marie Campbell	Director	February 24, 2016

/s/ Susan Chapman-Hughes Susan Chapman-Hughes	Director	February 24, 2016

/s/ Daniel Ginsberg Daniel Ginsberg	Director	February 24, 2016

/s/ Marla Gottschalk Marla Gottschalk	Director	February 24, 2016

/s/ Harvey Kanter Harvey Kanter	Director	February 24, 2016

/s/ Carl Warschausky Carl Warschausky	Director	February 24, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Seventh Amended and Restated Certificate of Incorporation of Potbelly Corporation (filed as Exhibit 3.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

3.2	Amended and Restated By-laws of Potbelly Corporation (filed as Exhibit 3.2 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

4.1	Fifth Amended and Restated Registration Rights Agreement (filed as Exhibit 4.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

10.1	Potbelly Corporation 2004 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference) †

10.2	Potbelly Corporation 2013 Long-Term Incentive Plan (filed as Exhibit 10.2 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.3

Credit Agreement dated September 21, 2012, among Potbelly Sandwich Works, LLC, Potbelly Corporation, Potbelly Illinois, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.3 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.4

Amendment No. 1 to Credit Agreement dated April 26, 2013, among Potbelly Sandwich Works, LLC, Potbelly Corporation, Potbelly Illinois, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.4 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.5

Amendment No. 2 to Credit Agreement dated August 20, 2013, among Potbelly Sandwich Works, LLC, Potbelly Corporation, Potbelly Illinois, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.5 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.6

Amendment No. 3 to Credit Agreement dated August 26, 2014, among Potbelly Sandwich Works, LLC, Potbelly Corporation, Potbelly Illinois, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.6 to Form 10-K (File No. 001-36104) filed February 25, 2015 and incorporated herein by reference)

10.7

Amended and Restated Credit Agreement, dated as of December 9, 2015, among Potbelly Sandwich Works, LLC, Potbelly Corporation, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, LLC, as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed December 11, 2015 and incorporated herein by reference)

10.8

Executive Employment Contract between Potbelly Corporation and Aylwin Lewis dated August 8, 2013 (filed as Exhibit 10.6 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.9

Executive Employment Contract between Potbelly Corporation and John Morlock dated July 25, 2013 (filed as Exhibit 10.7 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.10

Executive Employment Agreement, dated May 1, 2015, between Potbelly Corporation and John Morlock (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed May 4, 2015 and incorporated herein by reference) †

10.11

Executive Employment Contract between Potbelly Corporation and Charles Talbot dated July 25, 2013 (filed as Exhibit  10.8 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.12

Executive Employment Agreement, dated April 3, 2015, effective May 1, 2015, between Potbelly Corporation and Michael Coyne (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed April 8, 2015 and incorporated herein by reference) †

10.13

Executive Employment Agreement, dated May 1, 2015, between Potbelly Corporation and Julie Younglove-Webb (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed May 4, 2015 and incorporated herein by reference) †

10.14

Form of stock option agreement for grants prior to January 1, 2011 for named executive officers other than Aylwin Lewis pursuant to 2004 Equity Incentive Plan (including any replacement options granted after such date for expired grants) (filed as Exhibit 10.9 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

Exhibit Number	Description of Exhibit

10.15

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

10.19

Form of stock option agreement for Aylwin Lewis pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.15 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.20

Form of Restricted Stock Unit Award Agreement pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.16 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.21

Form of Indemnification Agreement between Potbelly Corporation and each of its directors and executive officers (filed as Exhibit 10.17 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.22	Director Compensation Plan (filed as Exhibit 10.20 to Form 10-K (File No. 001-36104) filed February 25, 2015 and incorporated herein by reference)†

10.23	Potbelly Director Compensation Plan †

10.24	Potbelly Non-Qualified Deferred Compensation Plan (filed as Exhibit 10.21 to Form 10-K (File No. 001-36104) filed February 25, 2015 and incorporated herein by reference)†

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan