Form 10-Q
period 2016-03-27
POTBELLY CORP
filed 2016-05-04
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2016

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

Common stock, $0.01 Par Value – 25,978,704 shares as of April 29, 2016

POTBELLY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	March 27,	December 27,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$33,486	$32,006
Accounts receivable, net of allowances of $20 and $14 as of March 27, 2016 and December 27, 2015, respectively	4,157	4,461
Inventories	2,951	3,159
Prepaid expenses and other current assets	8,939	10,155
Total current assets	49,533	49,781
Property and equipment, net	96,478	97,434
Indefinite-lived intangible assets	3,404	3,404
Goodwill	1,428	1,428
Deferred income taxes, non-current	18,375	18,439
Deferred expenses, net and other assets	4,000	4,021
Total assets	$173,218	$174,507
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,230	$5,762
Accrued expenses	22,423	19,277
Accrued income taxes	35	143
Total current liabilities	25,688	25,182
Deferred rent and landlord allowances	18,027	17,820
Other long-term liabilities	1,280	1,292
Total liabilities	44,995	44,294
Equity
Common stock, $0.01 par value—authorized, 200,000,000 shares; outstanding 26,029,282 and 26,304,261 shares as of March 27, 2016 and December 27, 2015, respectively	304	303
Warrants	909	909
Additional paid-in-capital	400,698	399,458
Treasury stock, held at cost, 4,367,860 and 4,033,910 shares as of March 27, 2016, and December 27, 2015, respectively	(54,359)	(50,000)
Accumulated deficit	(220,158)	(221,246)
Total stockholders’ equity	127,394	129,424
Non-controlling interest	829	789
Total equity	128,223	130,213
Total liabilities and equity	$173,218	$174,507

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended
	March 27,	March 29,
	2016	2015
Revenues
Sandwich shop sales, net	$95,426	$85,397
Franchise royalties and fees	529	371
Total revenues	95,955	85,768
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	26,246	24,345
Labor and related expenses	28,162	24,600
Occupancy expenses	12,757	11,347
Other operating expenses	10,545	9,657
General and administrative expenses	10,523	8,831
Depreciation expense	5,664	5,151
Pre-opening costs	152	541
Impairment and loss on disposal of property and equipment	17	348
Total expenses	94,066	84,820
Income from operations	1,889	948
Interest expense	28	61
Income before income taxes	1,861	887
Income tax expense	733	351
Net income	1,128	536
Net income attributable to non-controlling interest	40	5
Net income attributable to Potbelly Corporation	$1,088	$531
Net income per common share attributable to common stockholders:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02
Weighted average shares outstanding:
Basic	26,259,593	28,905,084
Diluted	26,733,055	29,675,032

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data, unaudited)

	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non-Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 28, 2014	28,934,700	$298	$(10,246)	$909	$391,972	$(226,874)	$266	$156,325
Net income	—	—	—	—	—	531	5	536
Exercise of stock options	110,042	1	—	—	1,069	—	—	1,070
Repurchases of common stock	(334,686)	—	(4,406)	—	—	—	—	(4,406)
Contributions from non- controlling interest	—	—	—	—	—	—	88	88
Amortization of stock-based compensation	—	—	—	—	538	—	—	538
Balance at March 29, 2015	28,710,056	$299	$(14,652)	$909	$393,579	$(226,343)	$359	$154,151
Balance at December 27, 2015	26,304,261	$303	$(50,000)	$909	$399,458	$(221,246)	$789	$130,213
Net income	—	—	—	—	—	1,088	40	1,128
Exercise of stock options	58,971	1	—	—	557	—	—	558
Excess tax benefits associated with exercise of stock options	—	—	—	—	6	—	—	6
Repurchases of common stock	(333,950)	—	(4,359)	—	—	—	—	(4,359)
Amortization of stock-based compensation	—	—	—	—	677	—	—	677
Balance at March 27, 2016	26,029,282	$304	$(54,359)	$909	$400,698	$(220,158)	$829	$128,223

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 13 Weeks Ended
	March 27,	March 29,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,128	$536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,664	5,151
Deferred income tax	70	34
Deferred rent and landlord allowances	207	602
Amortization of stock compensation expense	677	538
Excess tax benefit from stock-based compensation	(6)	—
Asset impairment, store closure and disposal of property and equipment	17	399
Amortization of debt issuance costs	7	18
Changes in operating assets and liabilities:
Accounts receivable, net	304	(1,195)
Inventories	208	170
Prepaid expenses and other assets	1,180	(155)
Accounts payable	(2,068)	(52)
Accrued and other liabilities	4,505	4,107
Net cash provided by operating activities	11,893	10,153
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,618)	(8,163)
Net cash (used in) investing activities	(6,618)	(8,163)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	—	(21)
Proceeds from exercise of stock options	627	1,284
Payment of payroll taxes related to stock-based compensation awards	(69)	(214)
Treasury stock repurchase	(4,359)	(4,406)
Excess tax benefit from stock-based compensation	6	—
Contributions from non-controlling interest	—	88
Net cash (used in) financing activities	(3,795)	(3,269)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,480	(1,279)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,006	63,005
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,486	$61,726
Supplemental cash flow information:
Income taxes paid	$429	$17
Interest paid	22	58
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$1,457	$4,138

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

The table below sets forth a rollforward of company-operated and franchise-operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 28, 2014	334	17	12	29	363
Shops opened	7	—	—	—	7
Shops closed	(2)	—	—	—	(2)
Shops as of March 29, 2015	339	17	12	29	368

Shops as of December 27, 2015	372	24	12	36	408
Shops opened	5	2	—	2	7
Shops as of March 27, 2016	377	26	12	38	415

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2015. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 27, 2016 and December 27, 2015, its statement of operations for the 13 weeks ended March 27, 2016 and March 29, 2015 and its statement of cash flows for the 13 weeks ended March 27, 2016 and March 29, 2015 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works LLC (“LLC”); 18 of LLC’s wholly owned subsidiaries and LLC’s four joint ventures, collectively, the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated joint ventures, non-controlling interest represents a non-controlling partner’s share of the assets, liabilities and operations related to the four joint venture investments. The Company has ownership interests ranging from 65-80% in these consolidated joint ventures.

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal years 2016 and 2015 each consist of 52 weeks. The fiscal quarters ended March 27, 2016 and March 29, 2015 each consisted of 13 weeks.

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

New and Revised Financial Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The FASB has approved a one-year deferral of the effective date of ASU 2014-09, such that it will become effective for the annual period ending after December 15, 2017. The Company is evaluating the effect this guidance will have on the Company’s consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The pronouncement requires the Company’s management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. The pronouncement is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which will replace the existing guidance in ASC 840, “Leases”. The pronouncement requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The pronouncement is effective for fiscal years beginning after December 15, 2018, including annual and interim periods thereafter. In addition, the pronouncement requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is evaluating the impact this standard will have on its financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products”. This pronouncement clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income. This pronouncement is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is evaluating the impact this standard will have on its financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The pronouncement simplifies the accounting for the taxes related to stock-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification within the statement of cash flows. The pronouncement is effective for annual periods beginning after December 15, 2016, including annual and interim periods thereafter. The Company is evaluating the impact this standard will have on its financial statements and disclosures.

(2) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

inputs or significant value drivers are unobservable. The Company did not record an impairment charge for the 13 weeks ended March 27, 2016 and recorded an impairment charge of $0.3 million for the 13 weeks ended March 29, 2015.

In fiscal 2014, the Company established a non-qualified deferred compensation plan, “Potbelly Non-Qualified Deferred Compensation Plan,” which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. The Company maintains a rabbi trust to fund obligations under the deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds. The investments in the rabbi trust are designated as trading securities and carried at fair value. Fair market value of investments in the rabbi trust is measured using Level 1 inputs (quoted prices for identical assets in active markets). As of March 27, 2016, the fair value of the investments in the rabbi trust was $0.1 million, which is included in other assets in the condensed consolidated balance sheet. The associated liability is recorded within other long-term liabilities in the condensed consolidated balance sheet. The Company records trading gains and losses in general and administrative expenses in the condensed consolidated statement of operations, along with the offsetting amount related to the increase or decrease in deferred compensation to reflect its exposure to liabilities for payment under the deferred plan. For the 13 weeks ended March 27, 2016 and March 29, 2015, the Company recorded no gains or losses on investments held in the rabbi trust.

(3) Earnings per share

Basic and diluted income per share are calculated using the weighted average number of shares outstanding for the period as follows:

	For the 13 Weeks Ended
	March 27,	March 29,
	2016	2015
Net income attributable to Potbelly Corporation	$1,088	$531
Weighted average common shares outstanding-basic	26,259,593	28,905,084
Plus: Effect of potential stock options exercise	427,550	710,280
Plus: Effect of potential warrant exercise	45,912	59,668
Weighted average common shares outstanding-diluted	26,733,055	29,675,032
Income per share available to common stockholders-basic	$0.04	$0.02
Income per share available to common stockholders-diluted	$0.04	$0.02
Potentially dilutive shares that are considered anti-dilutive:
Common share options	1,472,785	726,673
Warrants	—	—

(4) Income Taxes

The Company recognized income tax expense of $0.7 million on pre-tax income of $1.9 million, or an effective tax rate of 39.4%, for the 13 weeks ended March 27, 2016, compared to income tax expense of $0.4 million on pre-tax income of $0.9 million, or an effective tax rate of 39.6%, for the 13 weeks ended March 29, 2015. The difference between the federal statutory rate and the effective tax rate is primarily attributable to state income taxes offset by certain federal and state tax credits.

(5) Capital Stock

On September 8, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock.  This program replaced the previously authorized share repurchase program, which was completed in the third quarter of 2015. Under the current program, the Company may, from time to time, purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. During the 13 weeks ended March 27, 2016, the Company repurchased 333,950 shares of its common stock for approximately $4.4 million, including cost and commission, in open market transactions. As of March 27, 2016, the remaining dollar value of authorization under the new share repurchase program was $15.7 million, which does not include commission. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statement of equity.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(6) Stock-Based Compensation

Throughout the 13 weeks ended March 27, 2016, the Company issued 317,789 stock options under the 2013 Long-Term Incentive Plan to eligible employees and key executives. The fair value of the options was determined using the Black-Scholes option pricing model. The weighted average fair value of options granted during the 13 weeks ended March 27, 2016 was $7.10 per share, as estimated using the following weighted average assumptions: expected life of options – seven years; volatility – 49.49%; risk-free interest rate – 1.69%; and dividend yield – 0.0%. The Company used the simplified method for determining the expected life of the options. Beginning October 2015, expected volatility of the options was calculated using the Company’s historical data since its initial public offering. Prior to October 2015, the Company calculated expected volatility of the options based on historical data from selected peer public company restaurants.

A summary of activity for the 13 weeks ended March 27, 2016 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 27, 2015	4,368	$10.53	$9,742	5.10
Granted	318	13.71
Exercised	(59)	9.46
Canceled	(31)	14.03
Outstanding—March 27, 2016	4,596	10.74	$12,952	5.20
Exercisable—March 27, 2016	3,318	9.70	$12,120	3.85

In accordance with ASC Topic 718, Compensation—Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period, which is generally the vesting period of the grant, with a corresponding increase to additional paid-in-capital. For the 13 weeks ended March 27, 2016 and March 29, 2015, the Company recognized stock-based compensation expense of $0.7 million and $0.5 million, respectively. As of March 27, 2016, the unrecognized stock-based compensation expense was $7.1 million, which will be recognized through fiscal year 2020. The Company records stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involves numerous risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.

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

13 Weeks Ended March 27, 2016 Compared to 13 Weeks Ended March 29, 2015

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	March 27, 2016	% of Revenues	March 29, 2015	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$95,426	99.4%	$85,397	99.6%	$10,029	11.7%
Franchise royalties and fees	529	0.6	371	0.4	158	42.6
Total revenues	95,955	100.0	85,768	100.0	10,187	11.9
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	26,246	27.4	24,345	28.4	1,901	7.8
Labor and related expenses	28,162	29.3	24,600	28.7	3,562	14.5
Occupancy expenses	12,757	13.3	11,347	13.2	1,410	12.4
Other operating expenses	10,545	11.0	9,657	11.3	888	9.2
General and administrative expenses	10,523	11.0	8,831	10.3	1,692	19.2
Depreciation expense	5,664	5.9	5,151	6.0	513	10.0
Pre-opening costs	152	0.2	541	0.6	(389)	(71.9)
Impairment and loss on disposal of property and equipment	17	*	348	0.4	(331)	(95.1)
Total expenses	94,066	98.0	84,820	98.9	9,246	10.9
Income from operations	1,889	2.0	948	1.1	941	99.3
Interest expense, net	28	*	61	0.1	(33)	(54.1)
Income before income taxes	1,861	1.9	887	1.0	974	109.8
Income tax expense	733	0.8	351	0.4	382	108.8
Net income	1,128	1.2	536	0.6	592	110.4
Net income attributable to non- controlling interests	40	*	5	*	35	700.0
Net income attributable to Potbelly Corporation	$1,088	1.1%	$531	0.6%	$557	104.9%

_______________

*	Amount is less than 0.1%

Revenues

Total revenues increased by $10.2 million, or 11.9%, to $96.0 million during the 13 weeks ended March 27, 2016, from $85.8 million during the 13 weeks ended March 29, 2015. The net change in revenues primarily consisted of an increase of $8.9 million in sales from shops not yet in our company-operated comparable store sales base, $3.0 million, or 3.7%, increase in company-operated comparable store sales, $0.2 million increase in franchise revenues as well as an offsetting decline of $1.9 million for shops that have closed. The increase in company-operated comparable store sales resulted from increases in average check from certain menu price increases and menu mix.

Cost of Goods Sold

Cost of goods sold increased by $1.9 million, or 7.8%, to $26.2 million during the 13 weeks ended March 27, 2016, compared to $24.3 million during the 13 weeks ended March 29, 2015, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 27.4% during the 13 weeks ended March 27, 2016, from 28.4% during the 13 weeks ended March 29, 2015, primarily driven by sales price increases taken to offset inflation.

Labor and Related Expenses

Labor and related expenses increased by $3.6 million, or 14.5%, to $28.2 million during the 13 weeks ended March 27, 2016, from $24.6 million during the 13 weeks ended March, 29, 2015, primarily due to new shop openings and wage inflation in certain states as a result of statutory minimum wage increases. As a percentage of revenues, labor and related expenses increased to 29.3%

during the 13 weeks ended March 27, 2016, from 28.7% during the 13 weeks ended March 29, 2015, primarily driven by wage inflation.

Occupancy Expenses

Occupancy expenses increased by $1.4 million, or 12.4%, to $12.8 million during the 13 weeks ended March 27, 2016, from $11.3 million during the 13 weeks ended March 29, 2015, primarily due to new shop openings and increases in certain occupancy related costs. As a percentage of revenues, occupancy expenses increased to 13.3% during the 13 weeks ended March 27, 2016, from 13.2% during the 13 weeks ended March 29, 2015, primarily due to certain occupancy related costs.

Other Operating Expenses

Other operating expenses increased by $0.9 million, or 9.2%, to $10.5 million during the 13 weeks ended March 27, 2016, from $9.7 million during the 13 weeks ended March 29, 2015. The increase is attributable to new shop openings as well as increases in repairs and fees associated with credit card usage in our shops. As a percentage of revenues, other operating expenses decreased to 11.0% during the 13 weeks ended March 27, 2016, from 11.3% during the 13 weeks ended March 29, 2015, primarily driven by lower utility costs.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million, or 19.2%, to $10.5 million during the 13 weeks ended March 27, 2016, from $8.8 million during the 13 weeks ended March 29, 2015. The increase is driven primarily by a conference held for our General Managers, which was not held during the 13 weeks ended March 29, 2015. Additionally, we incurred increased costs related to investments in field-based headcount that corresponds with shop count, incremental spend on advertising, stock-based compensation expense as well as various other expenses. As a percentage of revenues, general and administrative expenses increased to 11.0% during the 13 weeks ended March 27, 2016, from 10.3% during the 13 weeks ended March 29, 2015, driven by a conference held for our General Managers as well as incremental spend on advertising.

Depreciation Expense

Depreciation expense increased by $0.5 million, or 10.0%, to $5.7 million during the 13 weeks ended March 27, 2016, from $5.2 million during the 13 weeks ended March 29, 2015, primarily due to a higher depreciable base related to new shops and existing shop capital investments. As a percentage of revenues, depreciation decreased to 5.9% during the 13 weeks ended March 27, 2016, from 6.0% during the 13 weeks ended March 29, 2015, driven by lower depreciation associated with new shops with lower build-out costs and longer expected useful lives for leasehold improvements, as well as leasehold improvements at legacy shops with higher build-out costs and shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs decreased by $0.4 million, or 71.9%, to $0.1 million during the 13 weeks ended March 27, 2016, from $0.5 million during the 13 weeks ended March 29, 2015, primarily due to timing of new shop openings during the 13 weeks ended March 27, 2016 compared to the 13 weeks ended March 29, 2015.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment decreased to $17 thousand during the 13 weeks ended March 27, 2016, from $0.3 million during the 13 weeks ended March 29, 2015. The Company did not record an impairment charge for the 13 weeks ended March 27, 2016.

Interest Expense, net

Interest expense decreased by $33 thousand, or 54.1%, to $28 thousand during the 13 weeks ended March 27, 2016, from $61 thousand during the 13 weeks ended March 29, 2015, primarily due to lower accretion of certain occupancy-related interest costs as well as having no outstanding notes payable. The final repayment of the previously held note was made on April 1, 2015. Interest expense for the 13 weeks ended March 27, 2016 is attributable to unused commitment fees, occupancy-related interest costs and deferred financing fees.

Income Tax Expense

Income tax expense increased by $0.4 million to $0.7 million for the 13 weeks ended March 27, 2016, from $0.3 million for the 13 weeks ended March 29, 2015. For the 13 weeks ended March 27, 2016, our effective tax rate was 39.4%, compared to 39.6% for the 13 weeks ended March 29, 2015. The decrease in the effective tax rate primarily relates to the Company recognizing certain federal tax credits, which were not recognized in the comparable prior period.

Liquidity and Capital Resources

General

Our primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents and our credit facility. Our primary requirements for liquidity and capital are new shop openings, existing shop capital investments (maintenance and improvements), repurchases of our common stock, lease obligations, principal and interest payments on our debt, purchases of existing franchise-operated shops, and working capital and general corporate needs. Our requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell certain inventory items before we have to pay our suppliers for such items. Our shops do not require significant inventories or receivables. We believe that these sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 13 Weeks Ended
	March 27,	March 29,
	2016	2015
Net cash provided by (used in):
Operating activities	$11,893	$10,153
Investing activities	(6,618)	(8,163)
Financing activities	(3,795)	(3,269)
Net increase (decrease) in cash	$1,480	$(1,279)

Operating Activities

Net cash provided by operating activities increased to $11.9 million for the 13 weeks ended March 27, 2016, from $10.2 million for the 13 weeks ended March 29, 2015. The $1.7 million increase is primarily attributable to an increase of $2.3 million in net shop-level profits, partially offset by costs incurred for a conference held for our General Managers, which was not held during the 13 weeks ended March 29, 2015.

Investing Activities

Net cash used in investing activities decreased to $6.6 million for the 13 weeks ended March 27, 2016, from $8.2 million for the 13 weeks ended March 29, 2015. The decrease was primarily due to timing of spend on capital expenditures for future shop openings, maintaining our existing shops and certain other projects.

Financing Activities

Net cash used in financing activities was $3.8 million for the 13 weeks ended March 27, 2016, compared to $3.3 million for the 13 weeks ended March 29, 2015. The increase in net cash used was mainly driven by $0.5 million less cash proceeds received by us related to the exercise of stock options, net of payroll taxes paid, during the 13 weeks ended March 27, 2016, compared to the 13 weeks ended March 29, 2015.

Stock Repurchase Program

On September 8, 2015, our Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock. This program replaced the previously authorized share repurchase program, which was completed in the third quarter of 2015. Under this program, we may, from time to time, purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. During the 13 weeks ended March 27, 2016, we repurchased 333,950 shares of our common stock for approximately $4.4 million, including cost and commission, in open market transactions.  As of March 27, 2016, the remaining dollar value of authorization under the new share repurchase program was $15.7 million, which does not include commission. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statement of equity.

Credit Facility

On December 9, 2015, we entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50 million, with possible future increases to $75 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we are required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon our consolidated total leverage ratio. So long as certain total leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that we may make. As of and for the 13 weeks ended March 27, 2016, we had no amounts outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of March 27, 2016, we do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

New and Revised Financial Accounting Standards

For a description of recently issued Financial Accounting Standards, see Note 1 — “Organization and Other Matters” of the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015. Our exposures to market risk have not changed materially since December 27, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 27, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 27, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is

accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 27, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015. There have been no material changes to our Risk Factors as previously reported.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended March 27, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
December 28, 2015 – January 24, 2016	—	—	—	$20,026,254
January 25, 2016 – February 21, 2016	—	—	—	$20,026,254
February 22, 2016 – March 27, 2016	333,950	$13.03	333,950	$15,673,783
Total:	333,950		333,950

_______________

(1)	Average price paid per share excludes commissions.
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

POTBELLY CORPORATION

Date: May 4, 2016	By:	/s/ Michael Coyne
Michael Coyne
Chief Financial Officer
(Principal Financial Officer)