Form 10-Q
period 2016-06-26
POTBELLY CORP
filed 2016-08-03
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2016

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

Common stock, $0.01 Par Value – 25,192,902 shares as of July 29, 2016

POTBELLY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	June 26,	December 27,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$29,921	$32,006
Accounts receivable, net of allowances of $126 and $14 as of June 26, 2016 and December 27, 2015, respectively	4,554	4,461
Inventories	3,039	3,159
Prepaid expenses and other current assets	5,191	10,155
Total current assets	42,705	49,781
Property and equipment, net	95,812	97,434
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	1,428
Deferred income taxes, non-current	18,162	18,439
Deferred expenses, net and other assets	3,989	4,021
Total assets	$166,294	$174,507
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,913	$5,762
Accrued expenses	18,090	19,277
Accrued income taxes	1,281	143
Total current liabilities	23,284	25,182
Deferred rent and landlord allowances	18,398	17,820
Other long-term liabilities	1,490	1,292
Total liabilities	43,172	44,294
Equity
Common stock, $0.01 par value—authorized, 200,000,000 shares; outstanding 25,357,542 and 26,304,261 shares as of June 26, 2016 and December 27, 2015, respectively	306	303
Warrants	909	909
Additional paid-in-capital	404,585	399,458
Treasury stock, held at cost, 5,302,754 and 4,033,910 shares as of June 26, 2016, and December 27, 2015, respectively	(66,622)	(50,000)
Accumulated deficit	(216,785)	(221,246)
Total stockholders’ equity	122,393	129,424
Non-controlling interest	729	789
Total equity	123,122	130,213
Total liabilities and equity	$166,294	$174,507

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Revenues
Sandwich shop sales, net	$104,466	$95,566	$199,892	$180,963
Franchise royalties and fees	570	383	1,099	754
Total revenues	105,036	95,949	200,991	181,717
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	28,500	27,253	54,746	51,598
Labor and related expenses	29,935	27,152	58,097	51,752
Occupancy expenses	13,174	11,539	25,931	22,886
Other operating expenses	10,687	9,970	21,232	19,627
General and administrative expenses	10,305	9,643	20,828	18,474
Depreciation expense	5,676	5,288	11,340	10,439
Pre-opening costs	239	536	391	1,077
Impairment and loss on disposal of property and equipment	1,008	484	1,025	832
Total expenses	99,524	91,865	193,590	176,685
Income from operations	5,512	4,084	7,401	5,032
Interest expense	41	63	69	124
Income before income taxes	5,471	4,021	7,332	4,908
Income tax expense	2,039	1,563	2,772	1,914
Net income	3,432	2,458	4,560	2,994
Net income (loss) attributable to non-controlling interest	59	(3)	99	2
Net income attributable to Potbelly Corporation	$3,373	$2,461	$4,461	$2,992
Net income per common share attributable to common stockholders:
Basic	$0.13	$0.09	$0.17	$0.10
Diluted	$0.13	$0.08	$0.17	$0.10
Weighted average shares outstanding:
Basic	25,818,571	28,594,712	26,039,082	28,749,898
Diluted	26,459,087	29,364,689	26,597,012	29,520,163

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data, unaudited)

	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non-Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 28, 2014	28,934,700	$298	$(10,246)	$909	$391,972	$(226,874)	$266	$156,325
Net income	—	—	—	—	—	2,992	2	2,994
Exercise of stock options	358,794	3	—	—	3,062	—	—	3,065
Excess tax benefits associated with exercise of stock options	—	—	—	—	224	—	—	224
Repurchases of common stock	(922,316)	—	(12,546)	—	—	—	—	(12,546)
Capital distribution to non- controlling interest	—	—	—	—	—	—	(8)	(8)
Contributions from non- controlling interest	—	—	—	—	—	—	326	326
Amortization of stock-based compensation	—	—	—	—	1,127	—	—	1,127
Balance at June 28, 2015	28,371,178	$301	$(22,792)	$909	$396,385	$(223,882)	$586	$151,507
Balance at December 27, 2015	26,304,261	$303	$(50,000)	$909	$399,458	$(221,246)	$789	$130,213
Net income	—	—	—	—	—	4,461	99	4,560
Exercise of stock options	322,125	3	—	—	3,645	—	—	3,648
Excess tax benefits associated with exercise of stock options	—	—	—	—	16	—	—	16
Repurchases of common stock	(1,268,844)	—	(16,622)	—	—	—	—	(16,622)
Capital distribution to non- controlling interest	—	—	—	—	—	—	(159)	(159)
Amortization of stock-based compensation	—	—	—	—	1,466	—	—	1,466
Balance at June 26, 2016	25,357,542	$306	$(66,622)	$909	$404,585	$(216,785)	$729	$123,122

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 26 Weeks Ended
	June 26,	June 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,560	$2,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,340	10,439
Deferred income tax	293	190
Deferred rent and landlord allowances	579	1,769
Amortization of stock compensation expense	1,466	1,127
Excess tax benefit from stock-based compensation	(16)	(224)
Asset impairment, store closure and disposal of property and equipment	1,028	887
Amortization of debt issuance costs	16	35
Changes in operating assets and liabilities:
Accounts receivable, net	(93)	(1,018)
Inventories	138	(52)
Prepaid expenses and other assets	4,616	904
Accounts payable	(1,511)	(730)
Accrued and other liabilities	1,902	2,641
Net cash provided by operating activities	24,318	18,962
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of franchise shop	(1,108)	—
Purchases of property and equipment	(12,178)	(17,901)
Net cash used in investing activities	(13,286)	(17,901)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	—	(1,022)
Proceeds from exercise of stock options	3,813	3,743
Payment of payroll taxes related to stock-based compensation awards	(165)	(678)
Treasury stock repurchase	(16,622)	(12,546)
Excess tax benefit from stock-based compensation	16	224
Contributions from non-controlling interest	—	326
Distribution to non-controlling interest	(159)	(8)
Net cash used in financing activities	(13,117)	(9,961)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,085)	(8,900)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,006	63,005
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,921	$54,105
Supplemental cash flow information:
Income taxes paid	$714	$230
Interest paid	57	114
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$1,580	$2,931

See accompanying notes to the unaudited condensed consolidated financial statements

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly-owned subsidiaries, operates or franchises Potbelly Sandwich Works sandwich shops in 29 states and the District of Columbia. The Company also sells and administers franchises of Potbelly Sandwich Works sandwich shops. The first domestic and international franchise locations administered by the Company opened during February 2011. In July 2015, the Company opened its first franchise shop in the United Kingdom. Additionally, during April 2016, the Company transitioned a franchise shop to a company-operated shop for a purchases price of $1.1 million. The Company recorded $0.8 million of goodwill related to the transaction. The Company believes this acquisition is immaterial.

The table below sets forth a rollforward of company-operated and franchise-operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 28, 2014	334	17	12	29	363
Shops opened	17	—	1	1	18
Shops closed	(2)	—	(1)	(1)	(3)
Shops as of June 28, 2015	349	17	12	29	378

Shops as of December 27, 2015	372	24	12	36	408
Shops opened	9	4	1	5	14
Shop purchased from franchisee	1	(1)	—	(1)	—
Shop closed	—	—	(1)	(1)	(1)
Shops as of June 26, 2016	382	27	12	39	421

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2015. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 26, 2016 and December 27, 2015, its statement of operations for the 13 and 26 weeks ended June 26, 2016 and June 28, 2015 and its statement of cash flows for the 26 weeks ended June 26, 2016 and June 28, 2015 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works LLC (“LLC”); 17 of LLC’s wholly owned subsidiaries and LLC’s five joint ventures, collectively, the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated joint ventures, non-controlling interest represents a non-controlling partner’s share of the assets, liabilities and operations related to the five joint venture investments. The Company has ownership interests ranging from 51-80% in these consolidated joint ventures.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal years 2016 and 2015 each consist of 52 weeks. The fiscal quarters ended June 26, 2016 and June 28, 2015 each consisted of 13 weeks.

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

New and Revised Financial Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The FASB has approved a one-year deferral of the effective date of ASU 2014-09, such that it will become effective for the annual period beginning after December 15, 2017. In addition, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is evaluating the effect this guidance will have on the Company’s consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements and disclosures.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of the Company’s shops during each quarter of 2016, it was determined that indicators of impairment were present for certain shops during the 13 weeks ended June 26, 2016 as a result of continued underperformance. The Company performed an impairment analysis related to these shops and recorded an impairment charge of $1.0 million for the 13 and 26 weeks ended June 26, 2016 related to the excess of the carrying amounts recorded on the balance sheet over the shops’ estimated fair value. The Company recorded impairment charges of $0.3 million and $0.6 million for the 13 and 26 weeks ended June 28, 2015, respectively.

(3) Earnings per share

Basic and diluted income per share are calculated using the weighted average number of shares outstanding for the period as follows:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Net income attributable to Potbelly Corporation	$3,373	$2,461	$4,461	$2,992
Weighted average common shares outstanding-basic	25,818,571	28,594,712	26,039,082	28,749,898
Plus: Effect of potential stock options exercise	581,971	708,271	504,761	709,276
Plus: Effect of potential warrant exercise	58,545	61,706	53,169	60,989
Weighted average common shares outstanding-diluted	26,459,087	29,364,689	26,597,012	29,520,163
Income per share available to common stockholders-basic	$0.13	$0.09	$0.17	$0.10
Income per share available to common stockholders-diluted	$0.13	$0.08	$0.17	$0.10
Potentially dilutive shares that are considered anti-dilutive:
Common share options	1,003,718	491,494	1,238,252	609,084
Warrants	—	—	—	—

(4) Income Taxes

The Company recognized income tax expense of $2.0 million on pre-tax income of $5.5 million, or an effective tax rate of 37.3%, for the 13 weeks ended June 26, 2016, compared to income tax expense of $1.6 million on pre-tax income of $4.0 million, or an effective tax rate of 38.9%, for the 13 weeks ended June 28, 2015. The Company recognized income tax expense of $2.8 million on pre-tax income of $7.3 million, or an effective tax rate of 37.8%, for the 26 weeks ended June 26, 2016, compared to income tax expense of $1.9 million on pre-tax income of $4.9 million, or an effective tax rate of 39.0%, for the 26 weeks ended June 28, 2015. The difference between the federal statutory rate and the effective tax rate for both the 13 and 26 weeks ended June 26, 2016 is primarily attributable to state income taxes offset by certain federal and state tax credits.

(5) Capital Stock

On September 8, 2015, the Company’s Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock.  This program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. During the 26 weeks ended June 26, 2016, the Company repurchased 1,268,844 shares of its common stock for approximately $16.6 million, including cost and commission, in open market transactions. As of June 26, 2016, the remaining dollar value of authorization under the share repurchase program was $3.4 million, which does not include commission. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statement of equity.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(6) Stock-Based Compensation

Throughout the 26 weeks ended June 26, 2016, the Company issued 367,789 stock options under the 2013 Long-Term Incentive Plan to eligible employees and key executives. The fair value of the options was determined using the Black-Scholes option pricing model. The weighted average fair value of options granted during the 26 weeks ended June 26, 2016 was $7.05 per share, as estimated using the following weighted average assumptions: expected life of options – seven years; volatility – 49.41%; risk-free interest rate – 1.67%; and dividend yield – 0.0%. The Company used the simplified method for determining the expected life of the options. Beginning October 2015, expected volatility of the options was calculated using the Company’s historical data since its initial public offering. Prior to October 2015, the Company calculated expected volatility of the options based on historical data from selected peer public company restaurants.

A summary of activity for the 26 weeks ended June 26, 2016 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 27, 2015	4,368	$10.53	$9,742	5.10
Granted	368	13.65
Exercised	(307)	11.85
Canceled	(103)	14.42
Outstanding—June 26, 2016	4,326	10.61	$10,461	5.15
Exercisable—June 26, 2016	3,136	9.58	$9,860	3.86

In accordance with ASC Topic 718, Compensation—Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period, which is generally the vesting period of the grant, with a corresponding increase to additional paid-in-capital. For the 13 and 26 weeks ended June 26, 2016, the Company recognized stock-based compensation of $0.8 million and $1.5 million, respectively. For the 13 and 26 weeks ended June 28, 2015, the Company recorded stock-based compensation of $0.6 million and $1.1 million, respectively. As of June 26, 2016, the unrecognized stock-based compensation expense was $7.0 million, which will be recognized through fiscal year 2020. The Company records stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.

In May 2015, the Company issued 30,856 shares of restricted stock units (“RSUs”) to certain non-employee members of its Board of Directors. The RSUs had a grant-date fair value of $14.26 upon issuance and have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. In August 2015, the Company issued 5,221 shares of RSUs to the new non-employee member of its Board of Directors. The RSUs had a grant-date fair value of $11.88 upon issuance and have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. In May 2016, the Company issued 52,558 shares of RSUs to certain non-employee members of its Board of Directors. The RSUs had a grant-date fair value of $13.27 upon issuance and have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.

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

13 Weeks Ended June 26, 2016 Compared to 13 Weeks Ended June 28, 2015

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	June 26, 2016	% of Revenues	June 28, 2015	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$104,466	99.5%	$95,566	99.6%	$8,900	9.3%
Franchise royalties and fees	570	0.5	383	0.4	187	48.8
Total revenues	105,036	100.0	95,949	100.0	9,087	9.5
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	28,500	27.1	27,253	28.4	1,247	4.6
Labor and related expenses	29,935	28.5	27,152	28.3	2,783	10.2
Occupancy expenses	13,174	12.5	11,539	12.0	1,635	14.2
Other operating expenses	10,687	10.2	9,970	10.4	717	7.2
General and administrative expenses	10,305	9.8	9,643	10.1	662	6.9
Depreciation expense	5,676	5.4	5,288	5.5	388	7.3
Pre-opening costs	239	0.2	536	0.6	(297)	(55.4)
Impairment and loss on disposal of property and equipment	1,008	1.0	484	0.5	524	108.3
Total expenses	99,524	94.8	91,865	95.7	7,659	8.3
Income from operations	5,512	5.2	4,084	4.3	1,428	35.0
Interest expense, net	41	*	63	0.1	(22)	(34.9)
Income before income taxes	5,471	5.2	4,021	4.2	1,450	36.1
Income tax expense	2,039	1.9	1,563	1.6	476	30.5
Net income	3,432	3.3	2,458	2.6	974	39.6
Net income (loss) attributable to non- controlling interests	59	*	(3)	*	62	(2,066.7)
Net income attributable to Potbelly Corporation	$3,373	3.2%	$2,461	2.6%	$912	37.1%

_______________

*	Amount is less than 0.1%

Revenues

Total revenues increased by $9.1 million, or 9.5%, to $105.0 million during the 13 weeks ended June 26, 2016, from $95.9 million during the 13 weeks ended June 28, 2015. The net change in revenues primarily consisted of an increase of $8.4 million in sales from shops not yet in our company-operated comparable store sales base, $1.6 million (or 1.7%) increase in company-operated comparable store sales, $0.2 million increase in franchise revenues as well as an offsetting decline of $1.1 million for shops that have closed. The increase in company-operated comparable store sales resulted primarily from increases in average check from certain menu price increases.

Cost of Goods Sold

Cost of goods sold increased by $1.2 million, or 4.6%, to $28.5 million during the 13 weeks ended June 26, 2016, compared to $27.3 million during the 13 weeks ended June 28, 2015, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 27.1% during the 13 weeks ended June 26, 2016, from 28.4% during the 13 weeks ended June 28, 2015, primarily driven by sales price increases.

Labor and Related Expenses

Labor and related expenses increased by $2.8 million, or 10.2%, to $29.9 million during the 13 weeks ended June 26, 2016, from $27.1 million during the 13 weeks ended June 28, 2015, primarily due to new shop openings and wage inflation in certain states as a result of statutory minimum wage increases. As a percentage of revenues, labor and related expenses increased to 28.5% during the 13 weeks ended June 26, 2016, from 28.3% during the 13 weeks ended June 28, 2015, primarily driven by wage inflation.

Occupancy Expenses

Occupancy expenses increased by $1.7 million, or 14.2%, to $13.2 million during the 13 weeks ended June 26, 2016, from $11.5 million during the 13 weeks ended June 28, 2015, primarily due to new shop openings and increases in certain occupancy-related costs. As a percentage of revenues, occupancy expenses increased to 12.5% during the 13 weeks ended June 26, 2016, from 12.0% during the 13 weeks ended June 28, 2015, primarily due to certain occupancy-related costs.

Other Operating Expenses

Other operating expenses increased by $0.7 million, or 7.2%, to $10.7 million during the 13 weeks ended June 26, 2016, from $10.0 million during the 13 weeks ended June 28, 2015. The increase is attributable to new shop openings as well as increases in fees associated with credit card usage in our shops. As a percentage of revenues, other operating expenses decreased to 10.2% during the 13 weeks ended June 26, 2016, from 10.4% during the 13 weeks ended June 28, 2015, primarily driven by lower utility and insurance costs.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, or 6.9%, to $10.3 million during the 13 weeks ended June 26, 2016, from $9.6 million during the 13 weeks ended June 28, 2015. The increase is driven primarily by increased costs related to investments in field-based headcount that corresponds with shop count, stock-based compensation expense as well as various other expenses. As a percentage of revenues, general and administrative expenses decreased to 9.8% during the 13 weeks ended June 26, 2016, from 10.1% during the 13 weeks ended June 28, 2015, driven by sales leverage (i.e., the ability to spread certain expenses over a higher revenue basis).

Depreciation Expense

Depreciation expense increased by $0.4 million, or 7.3%, to $5.7 million during the 13 weeks ended June 26, 2016, from $5.3 million during the 13 weeks ended June 28, 2015, primarily due to a higher depreciable base related to new shops and existing shop capital investments. As a percentage of revenues, depreciation decreased to 5.4% during the 13 weeks ended June 26, 2016, from 5.5% during the 13 weeks ended June 28, 2015, driven by lower depreciation associated with new shops with lower build-out costs and longer expected useful lives for leasehold improvements, as well as leasehold improvements at legacy shops with higher build-out costs and shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs decreased by $0.3 million, or 55.4%, to $0.2 million during the 13 weeks ended June 26, 2016, from $0.5 million during the 13 weeks ended June 28, 2015, primarily due to timing of new shop openings during the 13 weeks ended June 26, 2016 compared to the 13 weeks ended June 28, 2015.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $1.0 million during the 13 weeks ended June 26, 2016, compared to $0.5 million during the 13 weeks ended June 28, 2015. After performing a periodic review of our shops during the second quarter of 2016, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $1.0 million related to the excess of the carrying amounts recorded on our balance sheet over the shops’ estimated fair values.

Interest Expense, net

Interest expense decreased by $22 thousand, or 34.9%, to $41 thousand during the 13 weeks ended June 26, 2016, from $63 thousand during the 13 weeks ended June 28, 2015, primarily due to lower accretion of certain occupancy-related interest costs as well as having no outstanding notes payable. The final repayment of the previously held note was made on April 1, 2015. Interest expense for the 13 weeks ended June 26, 2016 is attributable to unused commitment fees, occupancy-related interest costs and deferred financing fees.

Income Tax Expense

Income tax expense increased by $0.5 million to $2.0 million for the 13 weeks ended June 26, 2016, from $1.5 million for the 13 weeks ended June 28, 2015. For the 13 weeks ended June 26, 2016, our effective tax rate was 37.3%, compared to 38.9% for the 13 weeks ended June 28, 2015. The decrease in the effective tax rate primarily relates to the recognition of certain federal tax credits, which were not recognized in the comparable prior period.

26 Weeks Ended June 26, 2016 Compared to 26 Weeks Ended June 28, 2015

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 26 Weeks Ended
	June 26, 2016	% of Revenues	June 28, 2015	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$199,892	99.5%	$180,963	99.6%	$18,929	10.5%
Franchise royalties and fees	1,099	0.5	754	0.4	345	45.8
Total revenues	200,991	100.0	181,717	100.0	19,274	10.6
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	54,746	27.2	51,598	28.4	3,148	6.1
Labor and related expenses	58,097	28.9	51,752	28.5	6,345	12.3
Occupancy expenses	25,931	12.9	22,886	12.6	3,045	13.3
Other operating expenses	21,232	10.6	19,627	10.8	1,605	8.2
General and administrative expenses	20,828	10.4	18,474	10.2	2,354	12.7
Depreciation expense	11,340	5.6	10,439	5.7	901	8.6
Pre-opening costs	391	0.2	1,077	0.6	(686)	(63.7)
Impairment and loss on disposal of property and equipment	1,025	0.5	832	0.5	193	23.2
Total expenses	193,590	96.3	176,685	97.2	16,905	9.6
Income from operations	7,401	3.7	5,032	2.8	2,369	47.1
Interest expense, net	69	*	124	0.1	(55)	(44.4)
Income before income taxes	7,332	3.6	4,908	2.7	2,424	49.4
Income tax expense	2,772	1.4	1,914	1.1	858	44.8
Net income	4,560	2.3	2,994	1.6	1,566	52.3
Net income attributable to non- controlling interests	99	*	2	*	97	4,850.0
Net income attributable to Potbelly Corporation	$4,461	2.2%	$2,992	1.6%	$1,469	49.1%

_______________

*	Amount is less than 0.1%

Revenues

Total revenues increased by $19.3 million, or 10.6%, to $201.0 million during the 26 weeks ended June 26, 2016, from $181.7 during the 26 weeks ended June 28, 2015. The net change in revenues primarily consisted of an increase of $17.4 million in sales from shops not yet in our company-operated comparable store sales base, $4.6 million (or 2.6%) increase in company-operated comparable store sales, $0.3 million increase in franchise revenues as well as an offsetting decline of $3.0 million for shops that have closed. The increase in company-operated comparable store sales resulted from increases in average check from certain menu price increases and menu mix.

Cost of Goods Sold

Cost of goods sold increased $3.1 million, or 6.1%, to $54.7 million during the 26 weeks ended June 26, 2016, from $51.6 million during the 26 weeks ended June 28, 2015, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 27.2% during the 26 weeks ended June 26, 2016, from 28.4% during the 26 weeks ended June 28, 2015, primarily driven by sales price increases.

Labor and Related Expenses

Labor and related expenses increased by $6.3 million, or 12.3%, to $58.1 million during the 26 weeks ended June 26, 2016, from $51.8 million during the 26 weeks ended June 28, 2015, primarily due to new shop openings and wage inflation in certain states as a result of statutory minimum wage increases. As a percentage of revenues, labor and related expenses increased to 28.9% during the 26 weeks ended June 26, 2016, from 28.5% during the 26 weeks ended June 28, 2015, primarily driven by wage inflation.

Occupancy Expenses

Occupancy expenses increased by $3.0 million, or 13.3%, to $25.9 million during the 26 weeks ended June 26, 2016, from $22.9 million during the 26 weeks ended June 28, 2015, primarily due to new shop openings and increases in certain occupancy-related costs. As a percentage of revenues, occupancy expenses increased to 12.9% during the 26 weeks ended June 26, 2016, from 12.6% during the 26 weeks ended June 28, 2015, primarily due to certain occupancy-related costs.

Other Operating Expenses

Other operating expenses increased by $1.6 million, or 8.2%, to $21.2 million during the 26 weeks ended June 26, 2016, from $19.6 million during the 26 weeks ended June 28, 2015. The increase is attributable to new shop openings as well as increases in fees associated with credit card usage in our shops. As a percentage of revenues, other operating expenses decreased to 10.6% during the 26 weeks ended June 26, 2016, from 10.8% during the 26 weeks ended June 28, 2015, primarily driven by lower utility and insurance costs.

General and Administrative Expenses

General and administrative expenses increased by $2.3 million, or 12.7%, to $20.8 million during the 26 weeks ended June 26, 2016, from $18.5 million during the 26 weeks ended June 28, 2015. The increase is driven primarily by a conference held for our General Managers, which was not held during the 26 weeks ended June 28, 2015. Additionally, we incurred increased costs related to investments in field-based headcount that corresponds with shop count, stock-based compensation expense as well as various other expenses. As a percentage of revenues, general and administrative expenses increased to 10.4% during the 26 weeks ended June 26, 2016, from 10.2% during the 26 weeks ended June 28, 2015, driven by the conference held for our General Managers.

Depreciation Expense

Depreciation expense increased by $0.9 million, or 8.6%, to $11.3 million during the 26 weeks ended June 26, 2016, from $10.4 million during the 26 weeks ended June 28, 2015, primarily due to a higher depreciable base related to new shops and existing shop capital investments. As a percentage of revenues, depreciation decreased to 5.6% during the 26 weeks ended June 26, 2016, from 5.7% during the 26 weeks ended June 28, 2015, driven by lower depreciation associated with new shops with lower build-out costs and longer expected useful lives for leasehold improvements, as well as leasehold improvements at legacy shops with higher build-out costs and shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs decreased by $0.7 million, or 63.7%, to $0.4 million during the 26 weeks ended June 26, 2016, from $1.1 million during the 26 weeks ended June 28, 2015, primarily due to timing of new shop openings during the 26 weeks ended June 26, 2016 compared to the 26 weeks ended June 28, 2015.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $1.0 million during the 26 weeks ended June 26, 2016, compared to $0.8 million during the 26 weeks ended June 28, 2015. After performing a periodic review of our shops during the second quarter of 2016, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $1.0 million related to the excess of the carrying amounts recorded on our balance sheet over the shops’ estimated fair values.

Interest Expense, net

Interest expense decreased by $55 thousand, or 44.4%, to $69 thousand during the 26 weeks ended June 26, 2016, from $124 thousand during the 26 weeks ended June 28, 2015, primarily due to lower accretion of certain occupancy-related interest costs as well as having no outstanding notes payable. The final payment of the note was made on April 1, 2015. Interest expense for the 26 weeks ended June 26, 2016 is attributable to unused commitment fees, occupancy-related interest costs and deferred financing fees.

Income Tax Expense

Income tax expense increased by $0.9 million to $2.8 million for the 26 weeks ended June 26, 2016, from $1.9 million for the 26 weeks ended June 28, 2015. For the 26 weeks ended June 26, 2016, our effective tax rate was 37.8%, compared to 39.0% for the 26 weeks ended June 28, 2015. The decrease in the effective tax rate primarily relates to the recognition of certain federal tax credits, which were not recognized in the comparable prior period.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 26 Weeks Ended
	June 26,	June 28,
	2016	2015
Net cash provided by (used in):
Operating activities	$24,318	$18,962
Investing activities	(13,286)	(17,901)
Financing activities	(13,117)	(9,961)
Net decrease in cash	$(2,085)	$(8,900)

Operating Activities

Net cash provided by operating activities increased to $24.3 million for the 26 weeks ended June 26, 2016, from $19.0 million for the 26 weeks ended June 28, 2015. The $5.3 million increase is primarily attributable to an increase of $4.8 million in net shop-level profits.

Investing Activities

Net cash used in investing activities decreased to $13.3 million for the 26 weeks ended June 26, 2016, from $17.9 million for the 26 weeks ended June 28, 2015. The decrease was primarily due to timing of spend on capital expenditures for future shop openings, maintaining our existing shops, and certain other projects. This timing difference is partially offset by the cost associated with the purchase of a franchise shop in April 2016 for a purchase price of $1.1 million.

Financing Activities

Net cash used in financing activities was $13.1 million for the 26 weeks ended June 26, 2016, compared to $10.0 million for the 26 weeks ended June 28, 2015. The increase in net cash used was mainly driven by $16.6 million of treasury stock repurchased during the 26 weeks ended June 26, 2016 compared to $12.5 million during the 26 weeks ended June 28, 2015. The net increase of $4.1 million in treasury stock repurchases is partially offset by $1.0 million in payments on the note payable during the 26 weeks ended June 28, 2015 compared to no payments during the 26 weeks ended June 26, 2016. The final repayment of the previously held note was made on April 1, 2015.

Stock Repurchase Program

On September 8, 2015, our Board of Directors authorized a share repurchase program of up to $35.0 million of the Company’s common stock. This program permits the Company, from time to time, to purchase shares in the open market (including in pre-

arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. During the 26 weeks ended June 26, 2016, we repurchased 1,268,844 shares of our common stock for approximately $16.6 million, including cost and commission, in open market transactions.  As of June 26, 2016, the remaining dollar value of authorization under the share repurchase program was $3.4 million, which does not include commission. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statement of equity.

Credit Facility

On December 9, 2015, we entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50 million, with possible future increases to $75 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we are required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon our consolidated total leverage ratio. So long as certain total leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that we may make. As of and for the 26 weeks ended June 26, 2016, we had no amounts outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of June 26, 2016, we do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 26, 2016. Based upon that evaluation, our Chief Executive Officer and Chief

Financial Officer have concluded that, as of June 26, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 26, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended June 26, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
March 28, 2016 – April 24, 2016	225,900	$13.43	225,900	$12,640,178
April 25, 2016 – May 22, 2016	156,592	$13.38	156,592	$10,545,046
May 23, 2016 – June 26, 2016	552,402	$12.88	552,402	$3,429,495
Total:	934,894		934,894

_______________

(1)	Average price paid per share excludes commissions.
(2)

On September 8, 2015, we announced that our Board of Directors approved a share repurchase program, authorizing us to repurchase up to $35.0 million of our common stock.  This program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions.  No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time.

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

POTBELLY CORPORATION

Date: August 3, 2016	By:	/s/ Michael Coyne
Michael Coyne
Chief Financial Officer
(Principal Financial Officer)