Form 10-Q
period 2016-09-25
POTBELLY CORP
filed 2016-11-02
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2016

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

Common stock, $0.01 Par Value – 25,189,544 shares as of October 28, 2016

POTBELLY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	September 25,	December 27,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$29,734	$32,006
Accounts receivable, net of allowances of $124 and $14 as of September 25, 2016 and December 27, 2015, respectively	4,522	4,461
Inventories	3,036	3,159
Prepaid expenses and other current assets	10,529	10,155
Total current assets	47,821	49,781
Property and equipment, net	97,614	97,434
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	1,428
Deferred income taxes, non-current	17,461	18,439
Deferred expenses, net and other assets	3,944	4,021
Total assets	$172,466	$174,507
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$4,137	$5,762
Accrued expenses	23,029	19,277
Accrued income taxes	903	143
Total current liabilities	28,069	25,182
Deferred rent and landlord allowances	19,732	17,820
Other long-term liabilities	1,585	1,292
Total liabilities	49,386	44,294
Equity
Common stock, $0.01 par value—authorized, 200,000,000 shares; outstanding 25,241,726 and 26,304,261 shares as of September 25, 2016 and December 27, 2015, respectively	308	303
Warrants	909	909
Additional paid-in-capital	406,533	399,458
Treasury stock, held at cost, 5,608,226 and 4,033,910 shares as of September 25, 2016, and December 27, 2015, respectively	(70,447)	(50,000)
Accumulated deficit	(214,990)	(221,246)
Total stockholders’ equity	122,313	129,424
Non-controlling interest	767	789
Total equity	123,080	130,213
Total liabilities and equity	$172,466	$174,507

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
Revenues
Sandwich shop sales, net	$103,224	$95,564	$303,116	$276,527
Franchise royalties and fees	558	475	1,657	1,229
Total revenues	103,782	96,039	304,773	277,756
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	28,478	27,256	83,224	78,854
Labor and related expenses	30,163	27,663	88,260	79,415
Occupancy expenses	13,111	11,855	39,042	34,741
Other operating expenses	11,338	10,501	32,570	30,128
General and administrative expenses	9,999	9,232	30,827	27,706
Depreciation expense	5,656	5,510	16,996	15,949
Pre-opening costs	340	510	731	1,587
Impairment and loss on disposal of property and equipment	1,855	1,133	2,880	1,965
Total expenses	100,940	93,660	294,530	270,345
Income from operations	2,842	2,379	10,243	7,411
Interest expense	33	56	102	180
Income before income taxes	2,809	2,323	10,141	7,231
Income tax expense	960	866	3,732	2,780
Net income	1,849	1,457	6,409	4,451
Net income attributable to non-controlling interest	54	56	153	58
Net income attributable to Potbelly Corporation	$1,795	$1,401	$6,256	$4,393
Net income per common share attributable to common stockholders:
Basic	$0.07	$0.05	$0.24	$0.15
Diluted	$0.07	$0.05	$0.24	$0.15
Weighted average shares outstanding:
Basic	25,240,374	27,850,394	25,772,846	28,450,063
Diluted	25,829,970	28,369,775	26,341,913	29,137,537

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(amounts in thousands, except share data, unaudited)

	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non-Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 28, 2014	28,934,700	$298	$(10,246)	$909	$391,972	$(226,874)	$266	$156,325
Net income	—	—	—	—	—	4,393	58	4,451
Exercise of stock options	526,333	5	—	—	4,315	—	—	4,320
Excess tax benefits associated with exercise of stock options	—	—	—	—	334	—	—	334
Repurchases of common stock	(2,094,721)	—	(27,030)	—	—	—	—	(27,030)
Distributions to non- controlling interest	—	—	—	—	—	—	(85)	(85)
Contributions from non- controlling interest	—	—	—	—	—	—	580	580
Amortization of stock-based compensation	—	—	—	—	1,795	—	—	1,795
Balance at September 27, 2015	27,366,312	$303	$(37,276)	$909	$398,416	$(222,481)	$819	$140,690
Balance at December 27, 2015	26,304,261	$303	$(50,000)	$909	$399,458	$(221,246)	$789	$130,213
Net income	—	—	—	—	—	6,256	153	6,409
Exercise of stock options	493,745	5	—	—	5,414	—	—	5,419
Common stock issued for stock-based compensation plans	18,036	—	—	—	—	—	—	—
Excess tax deficiencies associated with exercise of stock options	—	—	—	—	(605)	—	—	(605)
Repurchases of common stock	(1,574,316)	—	(20,447)	—	—	—	—	(20,447)
Distributions to non- controlling interest	—	—	—	—	—	—	(249)	(249)
Contributions from non- controlling interest	—	—	—	—	—	—	74	74
Amortization of stock-based compensation	—	—	—	—	2,266	—	—	2,266
Balance at September 25, 2016	25,241,726	$308	$(70,447)	$909	$406,533	$(214,990)	$767	$123,080

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 39 Weeks Ended
	September 25,	September 27,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,409	$4,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,996	15,949
Deferred income tax	397	(57)
Deferred rent and landlord allowances	1,912	3,071
Amortization of stock compensation expense	2,266	1,795
Excess tax benefit from stock-based compensation	(24)	(334)
Asset impairment, store closure and disposal of property and equipment	2,897	2,160
Amortization of debt issuance costs	25	53
Changes in operating assets and liabilities:
Accounts receivable, net	(61)	(1,259)
Inventories	141	(56)
Prepaid expenses and other assets	(457)	(646)
Accounts payable	(1,496)	136
Accrued and other liabilities	4,893	5,060
Net cash provided by operating activities	33,898	30,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of franchise shop	(1,108)	(333)
Purchases of property and equipment	(19,883)	(27,324)
Net cash used in investing activities	(20,991)	(27,657)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	—	(1,022)
Proceeds from exercise of stock options	5,746	5,291
Payment of payroll taxes related to stock-based compensation awards	(327)	(971)
Treasury stock repurchase	(20,447)	(27,030)
Excess tax benefit from stock-based compensation	24	334
Contributions from non-controlling interest	74	580
Distributions to non-controlling interest	(249)	(85)
Net cash used in financing activities	(15,179)	(22,903)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,272)	(20,237)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,006	63,005
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,734	$42,768
Supplemental cash flow information:
Income taxes paid	$2,265	$2,301
Interest paid	82	155
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$3,142	$3,364

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

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2015. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 25, 2016 and December 27, 2015, its statement of operations for the 13 and 39 weeks ended September 25, 2016 and September 27, 2015 and its statement of cash flows for the 39 weeks ended September 25, 2016 and September 27, 2015 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works LLC (“LLC”); eight of LLC’s wholly owned subsidiaries and LLC’s five joint ventures, collectively, the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated joint ventures, non-controlling interest represents a non-controlling partner’s share of the assets, liabilities and operations related to the five joint venture investments. The Company has ownership interests ranging from 51-80% in these consolidated joint ventures.

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal years 2016 and 2015 each consist of 52 weeks. The fiscal quarters ended September 25, 2016 and September 27, 2015 each consisted of 13 weeks.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The objective of this pronouncement is to eliminate the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The pronouncement is effective for annual periods beginning after December 15, 2017, including annual and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2016-15 is not expected to have a material effect on the Company’s financial statements and disclosures.

(2) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of the Company’s shops during each quarter of 2016, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis related to these shops and recorded an impairment charge of $1.8 million and $2.8 million for the 13 and 39 weeks ended September 25, 2016, respectively, related to the excess of the carrying amounts recorded on the balance sheet over the shops’ estimated fair value. The Company recorded impairment charges of $1.0 million and $1.6 million for the 13 and 39 weeks ended September 27, 2015, respectively.

(3) Earnings per share

Basic and diluted income per share are calculated using the weighted average number of shares outstanding for the period as follows:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 25,	September 27,	September 25,	September 27,
	2016	2015	2016	2015
Net income attributable to Potbelly Corporation	$1,795	$1,401	$6,256	$4,393
Weighted average common shares outstanding-basic	25,240,374	27,850,394	25,772,846	28,450,063
Plus: Effect of potential stock options exercise	533,249	471,579	514,257	630,043
Plus: Effect of potential warrant exercise	56,347	47,802	54,810	57,431
Weighted average common shares outstanding-diluted	25,829,970	28,369,775	26,341,913	29,137,537
Income per share available to common stockholders-basic	$0.07	$0.05	$0.24	$0.15
Income per share available to common stockholders-diluted	$0.07	$0.05	$0.24	$0.15
Potentially dilutive shares that are considered anti-dilutive:
Common share options	1,233,294	1,192,579	1,236,599	803,582
Warrants	—	—	—	—

(4) Income Taxes

The Company recognized income tax expense of $1.0 million on pre-tax income of $2.8 million, or an effective tax rate of 34.2%, for the 13 weeks ended September 25, 2016, compared to income tax expense of $0.9 million on pre-tax income of $2.3 million, or an effective tax rate of 37.3%, for the 13 weeks ended September 27, 2015. The Company recognized income tax expense of $3.7 million on pre-tax income of $10.1 million, or an effective tax rate of 36.8%, for the 39 weeks ended September 25, 2016, compared to income tax expense of $2.8 million on pre-tax income of $7.2 million, or an effective tax rate of 38.4%, for the 39 weeks ended September 27, 2015. The difference between the federal statutory rate and the effective tax rate for both the 13 and 39 weeks ended September 25, 2016 is primarily attributable to state income taxes offset by certain federal and state tax credits.

(5) Capital Stock

On September 8, 2016, the Company announced that their Board of Directors authorized a share repurchase program of up to $30.0 million of the Company’s common stock. The Company’s previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The new program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. During the 39 weeks ended September 25, 2016, the Company repurchased 1,574,316 shares of its common stock for approximately $20.4 million, including cost and commission, in open market transactions, which includes shares from the new program as well as from the previously completed program. As of September 25, 2016, the remaining dollar value of authorization under the new share repurchase program was $29.6 million, which does not include commission. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statement of equity.

(6) Stock-Based Compensation

Throughout the 39 weeks ended September 25, 2016, the Company issued 368,789 stock options under the 2013 Long-Term Incentive Plan to eligible employees and key executives. The fair value of the options was determined using the Black-Scholes option pricing model. The weighted average fair value of options granted during the 39 weeks ended September 25, 2016 was $7.05 per share, as estimated using the following weighted average assumptions: expected life of options – seven years; volatility – 49.41%; risk-free interest rate – 1.67%; and dividend yield – 0.0%. The Company used the simplified method for determining the expected life of the options. Beginning October 2015, expected volatility of the options was calculated using the Company’s historical data since its initial public offering. Prior to October 2015, the Company calculated expected volatility of the options based on historical data from selected peer public company restaurants.

A summary of activity for the 39 weeks ended September 25, 2016 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 27, 2015	4,368	$10.53	$9,742	5.10
Granted	369	13.65
Exercised	(494)	10.98
Canceled	(170)	14.40
Outstanding—September 25, 2016	4,073	10.60	$12,891	5.00
Exercisable—September 25, 2016	2,970	9.52	$12,167	3.74

In accordance with ASC Topic 718, Compensation—Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period, which is generally the vesting period of the grant, with a corresponding increase to additional paid-in-capital. For the 13 and 39 weeks ended September 25, 2016, the Company recognized stock-based compensation of $0.8 million and $2.3 million, respectively. For the 13 and 39 weeks ended September 27, 2015, the Company recorded stock-based compensation of $0.7 million and $1.8 million, respectively. As of September 25, 2016, the unrecognized stock-based compensation expense was $6.1 million, which will be recognized through fiscal year 2020. The Company records stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.

In May 2015, the Company issued 30,856 shares of restricted stock units (“RSUs”) to certain non-employee members of its Board of Directors. The RSUs had a grant-date fair value of $14.26 upon issuance. In August 2015, the Company issued 5,221 shares of RSUs to the new non-employee member of its Board of Directors. The RSUs had a grant-date fair value of $11.88 upon issuance. In May 2016, the Company issued 52,558 shares of RSUs to certain non-employee members of its Board of Directors. The RSUs had a grant-date fair value of $13.27 upon issuance. All issued RSUs have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.

(7) Commitments and Contingencies

The Company has received notice of a potential claim alleging that it violated the Fair Labor Standards Act by not paying overtime to its assistant managers, whom the Company has classified as exempt employees. This matter is at an early stage, and the Company is therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter.  The Company intends to vigorously defend this action.

The Company is subject to other legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. The amount of ultimate liability with respect to those actions should not have a material adverse impact on our financial position or results of operations and cash flows.

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

The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 28, 2014	334	17	12	29	363
Shops opened	28	2	2	4	32
Shop purchased from franchisee	1	(1)	—	(1)	—
Shops closed	(5)	—	(1)	(1)	(6)
Shops as of September 27, 2015	358	18	13	31	389

Shops as of December 27, 2015	372	24	12	36	408
Shops opened	15	5	2	7	22
Shop purchased from franchisee	1	(1)	—	(1)	—
Shops closed	(1)	—	(1)	(1)	(2)
Shops as of September 25, 2016	387	28	13	41	428

13 Weeks Ended September 25, 2016 Compared to 13 Weeks Ended September 27, 2015

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	September 25, 2016	% of Revenues	September 27, 2015	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$103,224	99.5%	$95,564	99.5%	$7,660	8.0%
Franchise royalties and fees	558	0.5	475	0.5	83	17.5
Total revenues	103,782	100.0	96,039	100.0	7,743	8.1
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	28,478	27.4	27,256	28.4	1,222	4.5
Labor and related expenses	30,163	29.1	27,663	28.8	2,500	9.0
Occupancy expenses	13,111	12.6	11,855	12.3	1,256	10.6
Other operating expenses	11,338	10.9	10,501	10.9	837	8.0
General and administrative expenses	9,999	9.6	9,232	9.6	767	8.3
Depreciation expense	5,656	5.4	5,510	5.7	146	2.6
Pre-opening costs	340	0.3	510	0.5	(170)	(33.3)
Impairment and loss on disposal of property and equipment	1,855	1.8	1,133	1.2	722	63.7
Total expenses	100,940	97.3	93,660	97.5	7,280	7.8
Income from operations	2,842	2.7	2,379	2.5	463	19.5
Interest expense, net	33	*	56	0.1	(23)	(41.1)
Income before income taxes	2,809	2.7	2,323	2.4	486	20.9
Income tax expense	960	0.9	866	0.9	94	10.9
Net income	1,849	1.8	1,457	1.5	392	26.9
Net income attributable to non- controlling interests	54	0.1	56	0.1	(2)	(3.6)
Net income attributable to Potbelly Corporation	$1,795	1.7%	$1,401	1.5%	$394	28.1%

_______________

*	Amount is less than 0.1%

Revenues

Total revenues increased by $7.8 million, or 8.1%, to $103.8 million during the 13 weeks ended September 25, 2016, from $96.0 million during the 13 weeks ended September 27, 2015. The net change in revenues primarily consisted of an increase of $7.9 million in sales from shops not yet in our company-operated comparable store sales base, $0.5 million (or 0.6%) increase in company-operated comparable store sales, $0.1 million increase in franchise revenues as well as an offsetting decline of $0.7 million for shops that have closed. The increase in company-operated comparable store sales resulted primarily from increases in average check from certain menu price increases.

Cost of Goods Sold

Cost of goods sold increased by $1.2 million, or 4.5%, to $28.5 million during the 13 weeks ended September 25, 2016, from $27.3 million during the 13 weeks ended September 27, 2015, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 27.4% during the 13 weeks ended September 25, 2016, from 28.4% during the 13 weeks ended September 27, 2015, primarily driven by menu price increases and lower commodity costs.

Labor and Related Expenses

Labor and related expenses increased by $2.5 million, or 9.0%, to $30.2 million during the 13 weeks ended September 25, 2016, from $27.7 million during the 13 weeks ended September 27, 2015, primarily due to new shop openings and wage inflation in certain states as a result of statutory minimum wage increases. As a percentage of revenues, labor and related expenses increased to 29.1%

during the 13 weeks ended September 25, 2016, from 28.8% during the 13 weeks ended September 27, 2015, primarily driven by wage inflation.

Occupancy Expenses

Occupancy expenses increased by $1.2 million, or 10.6%, to $13.1 million during the 13 weeks ended September 25, 2016, from $11.9 million during the 13 weeks ended September 27, 2015, primarily due to new shop openings and increases in certain occupancy-related costs. As a percentage of revenues, occupancy expenses increased to 12.6% during the 13 weeks ended September 25, 2016, from 12.3% during the 13 weeks ended September 27, 2015, primarily due to certain occupancy-related costs.

Other Operating Expenses

Other operating expenses increased by $0.8 million, or 8.0%, to $11.3 million during the 13 weeks ended September 25, 2016, from $10.5 million during the 13 weeks ended September 27, 2015. The increase is attributable to new shop openings as well as increases in repairs and maintenance in our shops. As a percentage of revenues, other operating expenses remained consistent at 10.9% during the 13 weeks ended September 25, 2016 and September 27, 2015.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, or 8.3%, to $10.0 million during the 13 weeks ended September 25, 2016, from $9.2 million during the 13 weeks ended September 27, 2015. The increase is driven primarily by increased costs related to investments in field-based headcount that corresponds with shop count, stock-based compensation expense as well as various other expenses. As a percentage of revenues, general and administrative expenses remained consistent at 9.6% during the 13 weeks ended September 25, 2016 and September 27, 2015.

Depreciation Expense

Depreciation expense increased by $0.1 million, or 2.6%, to $5.6 million during the 13 weeks ended September 25, 2016, from $5.5 million during the 13 weeks ended September 27, 2015, primarily due to a higher depreciable base related to new shops and existing shop capital investments. As a percentage of revenues, depreciation decreased to 5.4% during the 13 weeks ended September 25, 2016, from 5.7% during the 13 weeks ended September 27, 2015, driven by lower depreciation associated with new shops with lower build-out costs and longer expected useful lives for leasehold improvements, as well as leasehold improvements at legacy shops with higher build-out costs and shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs decreased by $0.2 million, or 33.3%, to $0.3 million during the 13 weeks ended September 25, 2016, from $0.5 million during the 13 weeks ended September 27, 2015, primarily due to timing of new shop openings during the 13 weeks ended September 25, 2016 compared to the 13 weeks ended September 27, 2015.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $1.9 million during the 13 weeks ended September 25, 2016, compared to $1.1 million during the 13 weeks ended September 27, 2015. After performing a periodic review of our shops during the third quarter of 2016, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $1.8 million related to the excess of the carrying amounts recorded on our balance sheet over the shops’ estimated fair values.

Interest Expense, net

Interest expense decreased by $23 thousand, or 41.1%, to $33 thousand during the 13 weeks ended September 25, 2016, from $56 thousand during the 13 weeks ended September 27, 2015, primarily due to lower accretion of certain occupancy-related interest costs as well as not having an outstanding note payable. The final repayment of the previously held note was made on April 1, 2015. Interest expense for the 13 weeks ended September 25, 2016 is attributable to unused commitment fees, occupancy-related interest costs and deferred financing fees.

Income Tax Expense

Income tax expense increased by $0.1 million, or 10.9%, to $1.0 million for the 13 weeks ended September 25, 2016, from $0.9 million for the 13 weeks ended September 27, 2015. For the 13 weeks ended September 25, 2016, our effective tax rate was 34.2%, compared to 37.3% for the 13 weeks ended September 27, 2015. The decrease in the effective tax rate primarily relates to the recognition of certain federal and state tax credits, which were not recognized in the comparable prior period.

39 Weeks Ended September 25, 2016 Compared to 39 Weeks Ended September 27, 2015

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 39 Weeks Ended
	September 25, 2016	% of Revenues	September 27, 2015	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$303,116	99.5%	$276,527	99.6%	$26,589	9.6%
Franchise royalties and fees	1,657	0.5	1,229	0.4	428	34.8
Total revenues	304,773	100.0	277,756	100.0	27,017	9.7
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	83,224	27.3	78,854	28.4	4,370	5.5
Labor and related expenses	88,260	29.0	79,415	28.6	8,845	11.1
Occupancy expenses	39,042	12.8	34,741	12.5	4,301	12.4
Other operating expenses	32,570	10.7	30,128	10.8	2,442	8.1
General and administrative expenses	30,827	10.1	27,706	10.0	3,121	11.3
Depreciation expense	16,996	5.6	15,949	5.7	1,047	6.6
Pre-opening costs	731	0.2	1,587	0.6	(856)	(53.9)
Impairment and loss on disposal of property and equipment	2,880	0.9	1,965	0.7	915	46.6
Total expenses	294,530	96.6	270,345	97.3	24,185	8.9
Income from operations	10,243	3.4	7,411	2.7	2,832	38.2
Interest expense, net	102	*	180	0.1	(78)	(43.3)
Income before income taxes	10,141	3.3	7,231	2.6	2,910	40.2
Income tax expense	3,732	1.2	2,780	1.0	952	34.2
Net income	6,409	2.1	4,451	1.6	1,958	44.0
Net income attributable to non- controlling interests	153	0.1	58	*	95	163.8
Net income attributable to Potbelly Corporation	$6,256	2.1%	$4,393	1.6%	$1,863	42.4%

_______________

*	Amount is less than 0.1%

Revenues

Total revenues increased by $27.0 million, or 9.7%, to $304.8 million during the 39 weeks ended September 25, 2016, from $277.8 during the 39 weeks ended September 27, 2015. The net change in revenues primarily consisted of an increase of $25.3 million in sales from shops not yet in our company-operated comparable store sales base, $5.1 million (or 1.9%) increase in company-operated comparable store sales, $0.4 million increase in franchise revenues as well as an offsetting decline of $3.8 million for shops that have closed. The increase in company-operated comparable store sales resulted from increases in average check from certain menu price increases and menu mix.

Cost of Goods Sold

Cost of goods sold increased $4.3 million, or 5.5%, to $83.2 million during the 39 weeks ended September 25, 2016, from $78.9 million during the 39 weeks ended September 27, 2015, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 27.3% during the 39 weeks ended September 25, 2016, from 28.4% during the 39 weeks ended September 27, 2015, primarily driven by menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $8.9 million, or 11.1%, to $88.3 million during the 39 weeks ended September 25, 2016, from $79.4 million during the 39 weeks ended September 27, 2015, primarily due to new shop openings and wage inflation in certain states as a result of statutory minimum wage increases. As a percentage of revenues, labor and related expenses increased to 29.0% during the 39 weeks ended September 25, 2016, from 28.6% during the 39 weeks ended September 27, 2015, primarily driven by wage inflation.

Occupancy Expenses

Occupancy expenses increased by $4.3 million, or 12.4%, to $39.0 million during the 39 weeks ended September 25, 2016, from $34.7 million during the 39 weeks ended September 27, 2015, primarily due to new shop openings and increases in certain occupancy-related costs. As a percentage of revenues, occupancy expenses increased to 12.8% during the 39 weeks ended September 25, 2016, from 12.5% during the 39 weeks ended September 27, 2015, primarily due to certain occupancy-related costs.

Other Operating Expenses

Other operating expenses increased by $2.5 million, or 8.1%, to $32.6 million during the 39 weeks ended September 25, 2016, from $30.1 million during the 39 weeks ended September 27, 2015. The increase is attributable to new shop openings as well as increases in repairs and maintenance and fees associated with credit card usage in our shops. As a percentage of revenues, other operating expenses decreased to 10.7% during the 39 weeks ended September 25, 2016, from 10.8% during the 39 weeks ended September 27, 2015, primarily driven by lower utility and insurance costs.

General and Administrative Expenses

General and administrative expenses increased by $3.1 million, or 11.3%, to $30.8 million during the 39 weeks ended September 25, 2016, from $27.7 million during the 39 weeks ended September 27, 2015. The increase is driven primarily by a conference held for our General Managers, which was not held during the 39 weeks ended September 27, 2015. Additionally, we incurred increased costs related to investments in field-based headcount that corresponds with shop count, stock-based compensation expense as well as various other expenses. As a percentage of revenues, general and administrative expenses increased to 10.1% during the 39 weeks ended September 25, 2016, from 10.0% during the 39 weeks ended September 27, 2015, driven by the conference held for our General Managers.

Depreciation Expense

Depreciation expense increased by $1.1 million, or 6.6%, to $17.0 million during the 39 weeks ended September 25, 2016, from $15.9 million during the 39 weeks ended September 27, 2015, primarily due to a higher depreciable base related to new shops and existing shop capital investments. As a percentage of revenues, depreciation decreased to 5.6% during the 39 weeks ended September 25, 2016, from 5.7% during the 39 weeks ended September 27, 2015, driven by lower depreciation associated with new shops with lower build-out costs and longer expected useful lives for leasehold improvements, as well as leasehold improvements at legacy shops with higher build-out costs and shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs decreased by $0.9 million, or 53.9%, to $0.7 million during the 39 weeks ended September 25, 2016, from $1.6 million during the 39 weeks ended September 27, 2015, primarily due to timing of new shop openings during the 39 weeks ended September 25, 2016 compared to the 39 weeks ended September 27, 2015.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $2.9 million during the 39 weeks ended September 25, 2016, compared to $2.0 million during the 39 weeks ended September 27, 2015. After performing a periodic review of our shops during each of the three completed fiscal quarters of 2016, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $2.8 million related to the excess of the carrying amounts recorded on our balance sheet over the shops’ estimated fair values.

Interest Expense, net

Interest expense decreased by $78 thousand, or 43.3%, to $102 thousand during the 39 weeks ended September 25, 2016, from $180 thousand during the 39 weeks ended September 27, 2015, primarily due to lower accretion of certain occupancy-related interest costs as well as not having an outstanding note payable. The final payment of the note was made on April 1, 2015. Interest expense for the 39 weeks ended September 25, 2016 is attributable to unused commitment fees, occupancy-related interest costs and deferred financing fees.

Income Tax Expense

Income tax expense increased by $0.9 million to $3.7 million for the 39 weeks ended September 25, 2016, from $2.8 million for the 39 weeks ended September 27, 2015. For the 39 weeks ended September 25, 2016, our effective tax rate was 36.8%, compared to 38.4% for the 39 weeks ended September 27, 2015. The decrease in the effective tax rate primarily relates to the recognition of certain federal and state tax credits, which were not recognized in the comparable prior period.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 39 Weeks Ended
	September 25,	September 27,
	2016	2015
Net cash provided by (used in):
Operating activities	$33,898	$30,323
Investing activities	(20,991)	(27,657)
Financing activities	(15,179)	(22,903)
Net decrease in cash	$(2,272)	$(20,237)

Operating Activities

Net cash provided by operating activities increased to $33.9 million for the 39 weeks ended September 25, 2016, from $30.3 million for the 39 weeks ended September 27, 2015. The $3.6 million increase is primarily attributable to an increase of $6.6 million in net shop-level profits.

Investing Activities

Net cash used in investing activities decreased to $21.0 million for the 39 weeks ended September 25, 2016, from $27.7 million for the 39 weeks ended September 27, 2015. The decrease was primarily due to timing of spend on capital expenditures for future shop openings, maintaining our existing shops, and certain other projects. This timing difference is partially offset by the cost associated with the purchase of a franchise shop in April 2016 for a purchase price of $1.1 million.

Financing Activities

Net cash used in financing activities decreased to $15.2 million for the 39 weeks ended September 25, 2016, from $22.9 million for the 39 weeks ended September 27, 2015. The decrease in net cash used was mainly driven by $20.4 million of treasury stock repurchased during the 39 weeks ended September 25, 2016 compared to $27.0 million during the 39 weeks ended September 27, 2015. In addition, there were $1.0 million in payments on the note payable during the 39 weeks ended September 27, 2015 compared to no payments during the 39 weeks ended September 25, 2016. The final repayment of the previously held note was made on April 1, 2015.

Stock Repurchase Program

On September 8, 2016, we announced that our Board of Directors authorized a share repurchase program of up to $30.0 million of the Company’s common stock. The Company’s previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The new program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. During the 39 weeks ended September 25, 2016, we repurchased 1,574,316 shares of our common stock for approximately $20.4 million, including cost and commission, in open market transactions.  As of September 25, 2016, the remaining dollar value of authorization under the share repurchase program was $29.6 million, which does not include commission. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statement of equity.

Credit Facility

On December 9, 2015, we entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50 million, with possible future increases to $75 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we are required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon our consolidated total leverage ratio. So long as certain total leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that we may make. As of and for the 39 weeks ended September 25, 2016, we had no amounts outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of September 25, 2016, we do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 25, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 25, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have received notice of a potential claim alleging that the Company violated the Fair Labor Standards Act by not paying overtime to our assistant managers, whom we have classified as exempt employees. This matter is at an early stage, and we are therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter.  We intend to vigorously defend this action.

We are subject to other legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions should not have a material adverse impact on our financial position or results of operations and cash flows.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015. There have been no material changes to our Risk Factors as previously reported.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended September 25, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
June 27, 2016 – July 24, 2016	270,567	$12.46	270,567	$57,050
July 25, 2016 – August 21, 2016	—	n/a	—	$57,050
August 22, 2016 – September 25, 2016	34,905	$12.78	34,905	$29,553,805
Total:	305,472		305,472

_______________

(1)	Average price paid per share excludes commissions.
(2)

On September 8, 2016, we announced that our Board of Directors approved a share repurchase program, authorizing us to repurchase up to $30.0 million of our common stock. The Company’s previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. This program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions.  No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time.

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

POTBELLY CORPORATION

Date: November 2, 2016	By:	/s/ Michael Coyne
Michael Coyne
Chief Financial Officer
(Principal Financial Officer)