Form 10-K
period 2016-12-25
POTBELLY CORP
filed 2017-02-22
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 26, 2016, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $250.6 million, based on the closing price of the registrant’s common stock on such date as reported on the Nasdaq Global Select Market.

As of February 17, 2017, 25,071,577 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

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

We believe executing on The Potbelly Advantage at a high level creates a distinct competitive advantage and drives our operating and financial results, as illustrated by the following:

•

As of December 25, 2016, we had a domestic base of 441 shops in 29 states and the District of Columbia. Of these, the company operates 411 shops and franchisees operate 30 shops. In addition, there are 13 international franchised shops, including 11 shops in the Middle East, 1 shop in the United Kingdom and 1 shop in Canada. Total shop growth was 11.3% over the prior year;

•

We achieved positive annual comparable store sales growth for the past five years, with levels of 3.4%, 1.5%, 0.1%, 4.4% and 1.4% in 2012, 2013, 2014, 2015 and 2016, respectively (comparable store sales reflect the change in year-over-year sales of shops open for 15 or more months);

•	From 2015 to 2016, we increased our total revenue 9.2% to $407.1 million, our net income attributable to Potbelly 45.9% to $8.2 million, and our adjusted EBITDA 15.3% to $48.0 million; and
•

From 2012 to 2016, we generated shop-level profit margin of 20.7%, 20.2%, 19.2%, 19.4% and 19.7% in 2012, 2013, 2014, 2015 and 2016, respectively (shop-level profit margin measures net shop sales less shop operating expenses as a percentage of net shop sales).

Shop-level profit margin and adjusted EBITDA are not required by, nor presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). See “Selected Financial Data” in Item 6 for a discussion of adjusted EBITDA, adjusted EBITDA margin and shop-level profit margin and a reconciliation of the differences between adjusted EBITDA and net income (loss) and shop-level profit and income (loss) from operations, as well as a calculation of shop-level profit margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a definition of comparable store sales.

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

We opened our second shop in 1997 and continued to open shops in more neighborhoods reaching 100 shops in 2005, 200 shops in 2008, 300 shops in 2013 and 400 shops in 2016. Throughout our growth, each new shop has maintained a similar look, vibe and experience that defines the Potbelly brand. Though our shops vary in size and shape, we maintain core elements in each new location, such as fast and efficient line flow, vintage décor customized with local details and exceptional customer focus.

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

Distinct, Deep-Rooted Culture: The Potbelly Advantage. We believe our culture is a key to our success. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission, Passion and Values. The Potbelly Advantage is the written mission statement for our company that is shared with everyone who works at our company, from our top executives to shop associates. We believe such a mission statement serves as the foundation of everything we do, including how we plan and manage our business. Our Vision is to create Potbelly fans nationwide. We want our customers to feel we are their “Neighborhood Sandwich Shop” and to become Potbelly fans and advocates. Our Mission is to make our customers and employees happy, to make more money and to improve our business every day. Our Passion is to be “The Best Place for Lunch.” We strive to emphasize our Values of integrity, teamwork, accountability, positive energy and coaching throughout all levels of our organization including in our hiring process and training programs. We also place importance on values for our leaders, such as delivering results through execution and building and inspiring teams. The Potbelly Values form a common language across our organization that we believe makes Potbelly a place our employees love to work. Through our Ethics Code of Conduct, ongoing training and evaluations, we encourage our employees to perform at their personal best and help them to work together as a team to make sure we deliver a positive experience to everyone who works here. See “—Shop Operations and Management—Our People.” Our culture helps us attract and retain employees and has contributed to our hourly employee turnover rate of 88% for the year ended December 25, 2016. We believe The Potbelly Advantage allows us to deliver operational excellence and grow our business and our base of devoted Potbelly fans.

Our Growth Strategy

We strive to grow profitability and create value for our stockholders by working to achieve the goals listed below. While we cannot provide assurances that we will achieve and maintain these objectives, we consider each of them to be a core strategy of our business.

Run Great Shops. We believe that continued excellence in shop-level execution is fundamental to our growth strategy. To maintain our operational standards, we use a Balanced Scorecard approach to measure People, Customers, Sales and Profits at each of our shops. Hiring the right people and maintaining optimal staffing levels enable us to run efficient operations. We track metrics such as peak hour throughput, mystery shopper scores and neighborhood engagement activities, such as fundraisers for local causes, to improve the customer experience. Shop sales and profitability are benchmarked against prior year periods and budget, and we focus on achieving targets on a shop-by-shop basis. To support our shop operators, we invest in systems and technology that can meaningfully improve shop-level execution. For example, we have enhanced capabilities around in-line order-taking by using a proprietary tablet system in approximately 64% of our shops as of December 25, 2016 to further increase throughput by increasing accuracy and speed of order taking. In addition, we are expanding our backline businesses, including catering, delivery and online ordering, which we view as additional growth drivers.

Find and Build Great Shops. Our company-operated shops are successful in diverse markets in 22 states and the District of Columbia, and we intend to continue to build company-operated shops in both new and existing markets utilizing our thoughtful site selection process. We evaluate a number of metrics to assess the optimal sites for our new shops, including neighborhood daytime population, site visibility, traffic and accessibility, along with an on-the-ground qualitative assessment of the characteristics of each unique trade area. This location-specific approach to development allows us to leverage our versatile shop format, which does not have standardized requirements with respect to size, shape or location, to achieve strong returns across a wide range of real estate settings. See “—Site Selection and Expansion—Shop Design” for more information about our shop requirements. In 2014, 2015 and 2016, we opened 39, 43 and 40 new company-operated shops, respectively, and expanded into Denver, Salt Lake City, San Antonio, El Paso and Indianapolis. In those same time periods, we closed one shop, six shops and two shops, respectively, due to under-performance or lease expirations. Additionally, during July 2015 and April 2016, the Company purchased a total of two franchise shops, converting them into company-operated shops. Over the long term, we plan to grow the number of Potbelly shops at least 10% annually. We cannot provide assurance that we will be able to grow the number of Potbelly shops by 10% in any year or over any period of time or that we will be able to open any specific number of shops in any year.

Achieve High Margins and Returns. Our approach to margin enhancement begins with continuous efforts to improve the financial results of our shops. We focus on cash-on-cash returns to the company and look to grow shop-level profitability each year through sales growth and productivity improvements. From 2012 to 2016, we generated shop-level profit margin, a non-GAAP measure, of 20.7%, 20.2%, 19.2%, 19.4% and 19.7% in 2012, 2013, 2014, 2015 and 2016, respectively. We also focus on cash flow generation, which supports our self-funded development model of sourcing our liquidity and capital resource needs primarily from operating activities and cash and cash equivalents. We also have a credit facility to provide another source of liquidity and to manage cash flow timing. Currently, we have no amounts outstanding under the credit facility. We believe we exercise strong financial discipline in managing expenses and by encouraging employee efficiency with the goal of achieving and maintaining general and administrative expenses under 10% of revenue. In addition, we expect our sales and shop-level profit margin to grow faster than general and administrative expenses. For fiscal 2016, our general and administrative expenses as a percentage of total revenues were 9.9%. Our intention is to maintain average shop-level profit margins over 20% as we continue to grow. However, we cannot provide assurances that we will be able to maintain our shop-level profit margin levels or that we will be able to achieve or maintain low levels of expenses.

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

Be a Great Franchisor. In 2010, we initiated a program to franchise shops in selected markets in the U.S. As of December 25, 2016, we had domestic franchise shops in Arkansas, Iowa, Illinois, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Carolina, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Texas and Virginia. As we develop our franchise program, we intend to expand the number of franchise shops on a disciplined basis. We perform a market analysis and focus on markets we believe have appropriate characteristics for our franchise shops and on franchisees that are compatible with the Potbelly culture. As of December 25, 2016, our franchisees operated 30 shops domestically. In addition, we have signed international franchise development agreements to open franchises in the Middle East; Ontario, Canada; and London, England. We have a franchise development agreement with the Alshaya Trading Company W.L.L. (“Alshaya”), a leading franchisee of retail brands, to develop shops in the Middle East. As of December 25, 2016, Alshaya operated 11 shops in Kuwait and the United Arab Emirates. In 2014, we entered into a franchise development agreement with Buraq Leisure (La Martina) Limited (“Buraq”), pursuant to which Buraq has the exclusive right to develop Potbelly shops in London for a period of five years. We expect Buraq to open up to ten Potbelly shops in London during that period. The first Potbelly shop in London opened in July 2015. In 2015, we entered into a franchise development agreement with Halsted Hospitality Ltd., pursuant to which Halsted has the exclusive right to develop Potbelly shops in the province of Ontario, Canada for a period of ten years. We expect Halsted to open up to 15 Potbelly shops in the first five years of the development agreement. The first Potbelly shop in Toronto, Ontario, opened in October 2016. See “—Franchising” for more information about our domestic and international franchise programs. Although we do not expect franchise activities to result in significant revenue in the near term, we see the selective expansion of our franchising efforts to be a valuable potential growth opportunity over time.

Our Food

Our Menu

Each of our shops offers freshly-made food with high quality ingredients from a simple menu. The majority of our sales are generated during lunchtime hours, but dinner and breakfast (in locations with high early morning traffic) are also important to our business. Our menu currently includes toasty warm sandwiches, signature salads, soups, chili, sides, desserts and, in our breakfast locations, breakfast sandwiches and steel cut oatmeal.

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

Our shops also offer salads which are made fresh to order with high quality ingredients. Our signature salads include the Uptown Salad, Farmhouse Salad, Chicken Salad Salad, A Wreck Salad, Mediterranean Salad and Powerhouse Salad. Customers may order any of our salads without meat for a vegetarian option and may customize a salad as they desire. Salads come with a choice of dressing, including Potbelly Vinaigrette, Balsamic Vinaigrette, Buttermilk Ranch and Non-Fat Vinaigrette. We believe our signature salads are key to diversifying our menu and help ensure that there is something for everyone at our shops.

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

Certain of our shops in areas with high early morning traffic also offer breakfast selections. As of December 25, 2016, approximately 29% of our shops offered breakfast selections. Our breakfast menu includes made-to-order breakfast sandwiches on our Flats or our signature multigrain or regular bread and include Egg & Cheddar Cheese; Bacon, Egg & Cheddar Cheese; Sausage, Egg & Cheddar Cheese; and Ham, Mushroom, Egg & Swiss Cheese. Like our lunch and dinner sandwiches, our breakfast sandwiches are served toasty warm and any of our toppings can be added. We also offer steel cut oatmeal with toppings such as raisins, brown sugar, bananas, walnuts, apples and cranberries, and have other breakfast items available such as bagels and dark roast coffee.

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

Overall, we believe our menu of high quality food at reasonable prices offers considerable value to our customers. In fiscal 2016, our system-wide average check was approximately $7.96. We generally do not discount our menu items in order to help ensure that we are able to maintain our high standards, as opposed to the discounting programs implemented by some other restaurant operators aimed at increasing traffic and revenue but that may impact profitability and quality.

Customer Feedback

We seek customer feedback on our food and operations in various ways. For example, we conduct an annual customer survey via email to learn what our customers think about us. We circulate a voluntary online survey to each customer listed in our company-wide email database, which includes email addresses obtained through our website, customer complaints and compliments, our in-shop business card drop, our Facebook page and other methods. In 2016, we sent the online survey to approximately 340,000 customers, with 20,000 customers electing to participate. Customers who take the annual survey were entered into a drawing for a nominal Potbelly gift card.

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

Evolution of Our Menu

We have selectively expanded our menu offerings in response to shifts in customer tastes and demand. For example, we began offering breakfast items in 2001, Bigs and Skinnys in 2008 and Flats in 2014. We also introduced the all-veggie Mediterranean sandwich in 2012, the Mediterranean salad in 2014 and the Powerhouse salad in 2016, as well as periodic limited time offers. We will continue to respond to consumer trends and customer feedback as we believe menu innovations are a way for us to continue to grow our business.

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

Potbelly Operations

Our operations are structured around the elements of People, Customers, Sales and Profits. During our peak hours of 11:30 a.m. to 1:30 p.m., our employees greet our customers and take their orders (in some shops, while they wait in line by using a proprietary tablet system to communicate with our food preparation employees). We focus on effective communication, technology and management to provide a quick and seamless experience for our customers. In addition, each shop completes quarterly tactical plans designed to help the shop achieve its targets relative to each element. In order to better assess and improve the Potbelly experience, we use a Balanced Scorecard that tracks elements such as sales and profitability metrics, employee turnover and a “mystery shopper” score, which essentially is a survey of customer satisfaction with the Potbelly experience. We review overall scores locally, regionally and nationally in order to assess our operational progress and identify areas of operational focus. Attaining certain ratings on the Balanced Scorecard allows a shop to be eligible for incentive targets paid quarterly and annual merit awards.

Our People

We look to attract, hire and retain smart, talented and outgoing people who share and demonstrate our values. We value friendly employees who engage with our customers in a genuine way to provide a personalized experience. We select employees using interview questions based on our values to determine the extent of candidate fit. All employees attend culture training classes that include team exercises and scenarios to practice utilizing the tools relative to our values of integrity, teamwork, accountability, positive energy and coaching. We strive to empower our employees to do what is right and encourage them to perform at their personal best. We believe we make expectations and accountabilities clear through our culture training and our Ethics Code of Conduct, which summarizes employee conduct guidelines and is required to be reviewed and signed by every employee upon hire and repeated annually. We believe we encourage each employee to perform at their personal best by establishing personal and professional goals through an ongoing continuous development plan. We believe the success of these programs is evident in our turnover rates and our internal promotion rates. Employees are further encouraged to perform at their personal best through an ongoing scorecard measuring system that is tied directly to a pay for performance compensation program. We believe our sustainable process to hire, train and develop our people enables us to deliver a positive customer experience. A typical Potbelly shop consists of one manager, one assistant manager and as many as 12 to 16 employees during our peak hours.

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

Site Selection and Expansion

We believe we are well positioned to continue growth in our existing markets and have significant expansion potential in new geographic areas throughout the United States. As of December 25, 2016, we had a domestic base of 441 shops in 29 states and the District of Columbia. Of these, the company operates 411 shops and franchisees operate 30 shops. In addition, there are 13 international franchised shops, including 11 shops in the Middle East, one shop in the United Kingdom, and one shop in Canada.

Over the long-term, we plan to grow the number of Potbelly shops by at least 10% annually. In 2014, 2015 and 2016, we opened 39, 43 and 40 new company-operated shops, respectively, and expanded into Denver, Salt Lake City, San Antonio, El Paso and Indianapolis. Additionally, during July 2015 and April 2016, the Company purchased a total of two franchise shops, converting them into company-operated shops. We cannot provide assurance that we will be able to grow the number of Potbelly shops by 10% in any year or over any period of time or that we will be able to open any specific number of shops in any year.

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

Franchising

In 2010, we initiated a program to selectively franchise our shops to take advantage of incremental growth opportunities. We intend to expand the number of franchise shops on a disciplined basis as we develop our franchise program. As of December 25, 2016, we had 30 domestic franchised shops in 16 states. In 2011, our first international franchise shop opened with Alshaya, our first international franchise partner. As of December 25, 2016, Alshaya operated 11 franchised shops in Kuwait and the United Arab Emirates and has exclusive franchising rights in the Middle East. Our agreement with Alshaya provides that Alshaya may also open shops in Bahrain, Egypt, Jordan, Lebanon, Oman, Qatar and Saudi Arabia. In 2014, we entered into a franchise development agreement with Buraq, pursuant to which Buraq has the exclusive right to develop Potbelly shops in London for a period of five years. We expect Buraq to open up to ten Potbelly shops in London during that period. The first Potbelly shop in London opened in July 2015. In 2015, we entered into a franchise development agreement with Halsted Hospitality Ltd., pursuant to which Halsted has the exclusive right to develop Potbelly shops in the province of Ontario, Canada for a period of ten years. The first Potbelly shop in Toronto, Ontario opened in October 2016. We expect Halsted to open a total of up to 15 Potbelly shops in the first five years of the development agreement.

We look for franchisees who love working with a team and have solid business experience, financial qualifications and personal motivation. Our franchise arrangements grant third parties a license to establish and operate a shop using our systems and our trademarks. The franchisee pays us for the ideas, strategy, marketing, operating system, training, purchasing power and brand recognition. All new U.S. franchisees participate in an eight to twelve-week training program consisting of real life experience in our company-operated shops, as well as training at our Potbelly Support Center in Chicago. Franchised shops must be operated in compliance with our methods, standards and specifications, regarding menu items, ingredients, materials, supplies, services, fixtures, furnishings, décor and signs. Although we do not expect franchise activities to result in significant revenue in the near term, we see the selective expansion of our franchising efforts to be a valuable potential growth opportunity over time.

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

Sourcing and Supply Chain

Our supply chain team sources, negotiates and purchases food supplies for our shops. We believe in using high quality ingredients while maintaining our value position in the marketplace. We benchmark our products against the competition using consumer panels. We contract with Distribution Market Advantage, Inc., or DMA, a cooperative of multiple food distributors located throughout the nation. DMA is a broker with whom we negotiate and gain access to third-party food distributors and suppliers. For fiscal year 2016, distributors through our DMA arrangement supplied us with approximately 90%-96% of our food supplies through five primary distributors: Reinhart FoodService, L.L.C., Ben E. Keith Company, Food Services of America, Shamrock Foods and Nicholas & Co. Our remaining food supplies are distributed by other distributors under separate contracts. Our distributors deliver supplies to our shops approximately two to three times per week.

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

Currently we have pricing arrangements of varying lengths with our distributors and suppliers, including distributors and suppliers of meats, dairy, bread, cookie dough and other products. Meats represent about 26% of our product purchasing composition. In fiscal year 2016, more than 97% of our meat products were sourced from 10 suppliers under non-exclusive contracts. We have a non-exclusive contract with Campagna-Turano Bakery, Inc. for our signature multigrain bread. Campagna-Turano Bakery, Inc. produces bread items in a primary and secondary production facility. We have secondary suppliers in place for many of our significant meats, and we believe we would be able to source our meat and bread requirements from different suppliers if doing so became necessary. However, changes in the price or availability of certain products may affect the profitability of certain items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.

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

Our shop operations are also subject to federal and state labor laws, including the U.S. Fair Labor Standards Act and the U.S. Immigration Reform and Control Act of 1986, governing such matters as minimum wages, overtime and worker conditions. Significant numbers of our food service and preparation personnel are paid at rates related to the applicable minimum wage, and further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

We and our franchisees may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters.

The Patient Protection and Affordability Act of 2010 (the “PPACA”) enacted in March 2010 requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. The FDA issued final regulations with regard to restaurant menu labeling that is expected to become effective May 5, 2017. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

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

Employees

As of December 25, 2016, we employed approximately 7,400 persons, of which approximately 200 are corporate personnel, 670 are shop management personnel and the remainder are hourly shop personnel.

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

Our profitability depends in part on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu options. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and shop-level profit margins. We enter into certain forward pricing arrangements with our suppliers from time to time, which may result in fixed or formula-based pricing with respect to certain food products. See “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Item 7A. However, these arrangements generally are relatively short in duration and may provide only limited protection from price changes, and the extent to which we use these arrangements varies substantially from time to time. In addition, the use of these arrangements may limit our ability to benefit from favorable price movements.

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

One of the key means of achieving our growth strategies will be through opening new shops and operating those shops on a profitable basis. We expect this to be the case for the foreseeable future. We opened 40 new company-operated shops in 2016. We must identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current shops, demographics, traffic patterns and information gathered from local employees. We may not be able to open our planned new shops on a timely basis, if at all, given the uncertainty of these factors. In the past, we have experienced delays in opening some shops and that could happen again. Delays or failures in opening new restaurants could adversely affect our business and results of operations. As we operate more shops, our rate of expansion relative to the size of our restaurant base will eventually decline.

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

Although we target specified operating and financial metrics, new shops may not meet these targets or may take longer than anticipated to do so. Any new shops we open may not be profitable or achieve operating results similar to those of our existing shops. For example, in 2015, we closed six shops, including the closure of airport locations as a result of airport redevelopment and planned closures for underperforming shops with expiring leases. In 2016, we closed two underperforming shops. If our new shops do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected comparable store sales, our business, financial condition or results of operations could be adversely affected.

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

In 2016, we opened 40 company-operated shops, ten franchisee-operated shops and also purchased a franchise shop, converting it into a company-operated shop, and we plan to continue to increase the number of our shops in the next several years. This growth strategy and the substantial investment associated with the development of each new shop may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. Our future results depend on various factors, including successful selection of new markets and shop locations, local market acceptance of our shops, consumer recognition of the quality of our food and willingness to pay our prices, the quality of our operations and general economic conditions. In addition, as has happened when other restaurant concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. Newly opened shops or our future markets and shops may not be successful or our average net sandwich shop sales may not increase at historical rates, which could adversely affect our business, financial condition or results of operations.

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

We do not own any real property and all of our company-owned shops are located in leased premises. The leases for our shop locations generally have initial terms of ten years and typically provide for two renewal options in five-year increments as well as for rent escalations. Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If we close a shop, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close shops in desirable locations. For example, while we are currently advocating to officials of the City of Chicago to retain our shop at Midway International Airport, we can give no assurance that our lease for that shop will be renewed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal Year 2016 (52 Weeks) Compared to Fiscal Year 2015 (52 Weeks)—Revenues” in Item 7.

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

Our financial performance is highly dependent on shops located in Illinois, Texas, Michigan, Maryland, and Washington, D.C., which comprised approximately 62% of our total domestic shops as of December 25, 2016. Shops located in the Chicago metropolitan area comprised approximately 26% of our total domestic shops as of such date. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our shops in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters.

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

In March 2010, the United States federal government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020, and many of the changes require additional guidance from government agencies or federal regulations. To date, we have not experienced material costs related to such legislation. It is anticipated that there will be changes to the legislation, but we cannot predict what those changes will be or when they will take effect. It is difficult to determine at this time what impact the health care reform legislation, or any changes to the legislation, will have on our financial results. Possible adverse effects could include increased costs, exposure to expanded liability and requirements for us to revise the ways in which we provide healthcare and other benefits to our employees.

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

We have a limited number of suppliers for our major products, such as bread. In 2016, we purchased almost all of our bread from one supplier, Campagna-Turano Bakery, Inc., and more than 97% of our meat products from ten suppliers. In addition, we contract with a distribution network with a limited number of distribution partners located throughout the nation to provide the majority of our food distribution services in the U.S. Through our arrangement, our food supplies are largely distributed through five primary distributors. Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs. See “Business—Sourcing and Supply Chain” in Item 1.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. As of December 25, 2016, we had the following number of company-operated shops located in the following areas:

Location	Number of Shops	Location	Number of Shops
Illinois	107	Colorado	7
Texas	64	Indiana	7
Michigan	31	Massachusetts	6
Maryland	27	Oregon	6
District of Columbia	24	Utah	6
Virginia	21	Kansas	5
Minnesota	20	Pennsylvania	3
Ohio	19	New Jersey	2
New York	17	Connecticut	1
Arizona	12	Kentucky	1
Washington	12	Missouri	1
Wisconsin	12
		Total	411

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

During 2015, we moved our headquarters to the new office space in Chicago. As of December 25, 2016, we occupied approximately 32,000 square feet of office space in Chicago, Illinois under an 11 year lease for our corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS

As previously disclosed in prior reports filed with the SEC, the Company received notice of a potential claim alleging that the Company violated the Fair Labor Standards Act by not paying overtime to our assistant managers, whom we have classified as exempt employees. Although we have always believed that our assistant managers are properly classified as exempt under both federal and state laws, and have always intended to defend any such lawsuits vigorously, we agreed to mediate the matter. On February 20, 2017, the parties entered into a Settlement Agreement and Release whereby participating assistant managers will release the Company from all federal and/or state wage and hour claims in exchange for a gross settlement amount of $1.3 million. As part of the settlement process, a complaint was filed on February 17, 2017 in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and a motion seeking the Court's preliminary approval of the settlement was filed on February 21, 2017. As of December 25, 2016, the Company recorded a liability of $1.3 million for this matter. The settlement of this action did not have a material adverse effect on our financial position or results of operations and cash flows.

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

	2016		2015
	High	Low	High	Low
First Quarter	$13.95	$10.15	$16.56	$12.19
Second Quarter	14.87	12.37	15.81	12.60
Third Quarter	13.60	12.11	13.90	10.09
Fourth Quarter	14.40	11.90	12.50	10.79

On February 17, 2017, the closing price of our common stock on the Nasdaq Global Select Market was $13.50 per share.

Holders

As of December 25, 2016, there were 46 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Purchases of Equity Securities by the Issuer

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended December 25, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
September 26, 2016 – October 23, 2016	72,368	$12.85	72,368	$28,624,080
October 24, 2016 – November 20, 2016	56,918	$12.72	56,918	$27,900,206
November 21, 2016 – December 25, 2016	15,900	$13.67	15,900	$27,682,861
Total	145,186		145,186

(1)	Average price paid per share excludes commissions.
(2)

On September 8, 2016, we announced that our Board of Directors approved a share repurchase program, authorizing us to repurchase up to $30.0 million of our common stock. Our previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The new program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time.

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Potbelly Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, S&P 600 Smallcap Index and S&P 600 Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from October 4, 2013 (the date our common stock commenced trading on the NASDAQ) to December 25, 2016. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and other data as of the dates and for the periods indicated. We derived the consolidated statements of operations data presented below for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014 and selected balance sheet data presented below as of December 25, 2016 and December 27, 2015 from our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended December 29, 2013 and December 30, 2012 and the selected balance sheet data as of December 28, 2014, December 29, 2013 and December 30, 2012 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal years 2016, 2015, 2014 and 2013 were 52-week years. Fiscal year 2012 included a 53rd week. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

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

	Fiscal Year Ended
	December 25,	December 27,	December 28,	December 29,	December 30,
	2016	2015	2014	2013	2012
	($ in thousands)
Total revenues	$407,131	$372,849	$326,979	$299,712	$274,914
Expenses:
Sandwich shop operating expenses:
Cost of goods sold, excluding depreciation	111,026	105,614	93,688	87,380	79,847
Labor and related expenses	117,838	106,628	93,165	83,579	77,479
Occupancy expenses	52,444	46,762	41,389	36,394	32,016
Other operating expenses	43,738	39,869	34,669	30,781	28,119
General and administrative expenses	40,411	37,322	32,420	39,656	29,624
Depreciation expense	22,734	21,476	19,615	17,875	16,219
Pre-opening costs	1,786	2,160	1,634	1,437	2,051
Impairment and loss on disposal of property and equipment	4,141	3,589	3,128	1,135	994
Total expenses	394,118	363,420	319,708	298,237	266,349
Income from operations	13,013	9,429	7,271	1,475	8,565
Interest expense, net	134	221	179	387	541
Other expense	—	—	—	2	6
Income before income taxes	12,879	9,208	7,092	1,086	8,018
Income tax expense (benefit) (1)	4,443	3,466	2,748	(204)	(15,994)
Net income	8,436	5,742	4,344	1,290	24,012
Net income (loss) attributable to non-controlling interests (2)	224	114	(14)	32	(34)
Net income attributable to Potbelly Corporation	8,212	5,628	4,358	1,258	24,046
Dividend declared and paid to common and preferred stockholders	—	—	—	(49,854)	—
Accretion of redeemable convertible preferred stock to maximum redemption value	—	—	—	(15,097)	(10,495)
Net income (loss) attributable to common stockholders	$8,212	$5,628	$4,358	$(63,693)	$13,551

	Fiscal Year Ended
	December 25,	December 27,	December 28,	December 29,	December 30,
	2016	2015	2014	2013	2012
	($ in thousands, except per share data)
Net income (loss) per common share attributable to common stockholders (3):
Basic	$0.32	$0.20	$0.15	$(6.29)	$0.72
Diluted	$0.31	$0.20	$0.14	$(6.29)	$0.66
Weighted average shares outstanding:
Basic	25,623,809	28,002,005	29,209,298	10,132,805	4,013,414
Diluted	26,231,367	28,634,396	30,275,061	10,132,805	4,388,822
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	45,969	40,320	26,554	29,880	25,085
Investing activities	(37,820)	(36,058)	(29,209)	(28,098)	(25,936)
Financing activities	(16,776)	(35,261)	(3,919)	45,202	(700)
Selected Other Data:
Total company-operated shops (end of period)	411	372	334	296	264
Change in company-operated comparable store sales	1.4%	4.4%	0.1%	1.5%	3.4%
Operating income margin (4)	3.2%	2.5%	2.2%	0.5%	3.1%
Shop-level profit margin (5)	19.7%	19.4%	19.2%	20.2%	20.7%
Capital expenditures	36,712	35,725	29,209	28,098	25,936
Adjusted EBITDA (6)	48,000	41,637	36,849	35,222	31,451
Adjusted EBITDA margin (6)	11.8%	11.2%	11.3%	11.8%	11.4%

	December 25,	December 27,	December 28,	December 29,	December 30,
	2016	2015	2014	2013	2012
	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$23,379	$32,006	$63,005	$69,579	$22,595
Working capital	10,736	24,599	59,334	63,093	15,170
Total assets	175,445	174,507	191,947	186,080	126,699
Total debt	—	—	1,008	1,092	15,169
Total redeemable convertible preferred stock	—	—	—	—	250,343
Total equity (deficit)	124,236	130,213	156,325	153,273	(168,728)

(1)

The fiscal year ended December 30, 2012 included a $16.9 million tax benefit related to the release of a valuation allowance against substantially all of our deferred tax assets. The fiscal year ended December 29, 2013 included a $0.6 million benefit related to increasing the federal statutory rate to measure our deferred tax assets.

(2)

Non-controlling interests represent a non-controlling partner’s share of the assets, liabilities and operations related to five joint venture investments. We have ownership interests ranging from 51-80% in these consolidated joint ventures.

(3)

Net income (loss) per common share attributable to common stockholders is calculated using the weighted average number of common shares outstanding for the period. For fiscal year ending December 30, 2012, net income (loss) per common share attributable to common stockholders was calculated under the two-class method as our redeemable convertible preferred stock participated in the undistributed earnings of the company. Earnings of the company were allocated between the common and preferred stockholders to account for the accretion of the redeemable convertible preferred stock to its maximum redemption value, thereby reducing the earnings of the company attributable to common stockholders. Upon completion of the initial public offering on October 9, 2013, the redeemable convertible preferred stock was automatically converted to common stock.

(4)	Income from operations as a percentage of total revenues.
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

	Fiscal Year Ended
	December 25,	December 27,	December 28,	December 29,	December 30,
	2016	2015	2014	2013	2012
	($ in thousands)
Income from operations	$13,013	$9,429	$7,271	$1,475	$8,565
Less: Franchise royalties and fees	2,257	1,895	1,515	1,138	844
General and administrative expenses	40,411	37,322	32,420	39,656	29,624
Depreciation expense	22,734	21,476	19,615	17,875	16,219
Pre-opening costs	1,786	2,160	1,634	1,437	2,051
Impairment and loss on disposal of property and equipment	4,141	3,589	3,128	1,135	994
Shop-level profit [Y]	$79,828	$72,081	$62,553	$60,440	$56,609
Total revenues	$407,131	$372,849	$326,979	$299,712	$274,914
Less: Franchise royalties and fees	2,257	1,895	1,515	1,138	844
Sandwich shop sales, net [X]	$404,874	$370,954	$325,464	$298,574	$274,070
Shop-level profit margin [Y÷X]	19.7%	19.4%	19.2%	20.2%	20.7%

(6)

Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted EBITDA as net income (loss) before depreciation and amortization expense, interest expense, provision for income taxes and pre-opening costs, adjusted to eliminate the impact of other items set forth in the reconciliation below, including certain non-cash as well as certain other items that we do not consider representative of our ongoing operating performance. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenues. Adjusted EBITDA has limitations as an analytical tool and our calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is included in this Annual Report because it is a key metric used by management. Additionally, adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use adjusted EBITDA, alongside GAAP measures such as operating income (loss) and net income (loss), to measure profitability, as a key profitability target in our annual and other budgets, and to compare our performance against that of peer companies. We believe that adjusted EBITDA provides useful information facilitating operating performance comparisons from period to period and company to company. A reconciliation of adjusted EBITDA to net income attributable to Potbelly Corporation is provided below:

	Fiscal Year Ended
	December 25,	December 27,	December 28,	December 29,	December 30,
	2016	2015	2014	2013	2012
	($ in thousands)
Net income attributable to Potbelly Corporation	$8,212	$5,628	$4,358	$1,258	$24,046
Depreciation expense	22,734	21,476	19,615	17,875	16,219
Interest expense, net	134	221	179	387	541
Income tax expense (benefit)	4,443	3,466	2,748	(204)	(15,994)
EBITDA	$35,523	$30,791	$26,900	$19,316	$24,812
Impairment and closures (a)	4,265	4,006	3,885	1,132	1,181
Pre-opening costs (b)	1,786	2,160	1,634	1,437	2,051
Stock-based compensation (c)	3,057	2,399	2,542	11,610	2,825
Legal settlement (d)	1,300	—	—	—	—
Public company costs (e)	2,069	2,281	1,888	1,727	582
Adjusted EBITDA	$48,000	$41,637	$36,849	$35,222	$31,451

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

(d)	This adjustment relates to a one-time, non-recurring legal expense incurred to establish an accrual related to a Fair Labor Standards claim.
(e)

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

The table below sets forth a rollforward of company-operated and franchise-operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 29, 2013	296	11	12	23	319
Shops opened	39	6	1	7	46
Shops closed	(1)	—	(1)	(1)	(2)
Shops as of December 28, 2014	334	17	12	29	363
Shops opened	43	8	2	10	53
Shop purchased from franchisee	1	(1)	—	(1)	—
Shops closed	(6)	—	(2)	(2)	(8)
Shops as of December 27, 2015	372	24	12	36	408
Shops opened	40	7	3	10	50
Shop purchased from franchisee	1	(1)	—	(1)	—
Shops closed	(2)	—	(2)	(2)	(4)
Shops as of December 25, 2016	411	30	13	43	454

Fiscal Year

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal years 2016, 2015 and 2014 were 52-week years. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

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

•

Management Team with Substantial Operating Experience. Our senior management team has extensive operating experience across disciplines in the restaurant and retail sectors. Our senior team led by our CEO, Aylwin Lewis, averages 15 years of restaurant industry experience and embraces the daily intensity needed to deliver growth in existing shops as well as growing the business in new neighborhoods. We believe our experienced leadership team is a key driver of our success and positions us to execute our long-term growth strategy.

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

Company-Operated Comparable Store Sales

Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable store base to include those shops open for 15 months or longer. As of the fiscal years ended December 28, 2014, December 27, 2015 and December 25, 2016, there were 286, 312 and 355 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in entree counts and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. Entrees are defined as sandwiches, salads and bowls of soup.

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

Adjusted EBITDA

We define adjusted EBITDA as net income before depreciation and amortization, interest expense and provision for income taxes, adjusted for the impact of the following items that we do not consider representative of our ongoing operating performance: stock-based compensation expense, impairment and shop closure expenses, gain or loss on disposal of property and equipment, pre-opening expenses and public company costs as well as costs associated with our plans to move our corporate headquarters and other one-time, non-recurring charges. We believe that adjusted EBITDA is a more appropriate measure of operating performance, as it provides a clearer picture of operating results by eliminating expenses that are not reflective of underlying business performance.

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

Non-controlling Interests

Non-controlling interests represent a non-controlling partner’s share of the assets, liabilities and operations related to five joint venture investments. We have ownership interests ranging from 51-80% in these consolidated joint ventures.

Results of Operations

Fiscal Year 2016 (52 Weeks) Compared to Fiscal Year 2015 (52 Weeks)

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2016	% of Revenues	2015	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$404,874	99.4%	$370,954	99.5%	$33,920	9.1%
Franchise royalties and fees	2,257	0.6	1,895	0.5	362	19.1
Total revenues	407,131	100.0	372,849	100.0	34,282	9.2
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	111,026	27.3	105,614	28.3	5,412	5.1
Labor and related expenses	117,838	28.9	106,628	28.6	11,210	10.5
Occupancy expenses	52,444	12.9	46,762	12.5	5,682	12.2
Other operating expenses	43,738	10.7	39,869	10.7	3,869	9.7
General and administrative expenses	40,411	9.9	37,322	10.0	3,089	8.3
Depreciation expense	22,734	5.6	21,476	5.8	1,258	5.9
Pre-opening costs	1,786	0.4	2,160	0.6	(374)	(17.3)
Impairment and loss on disposal of property and equipment	4,141	1.0	3,589	1.0	552	15.4
Total expenses	394,118	96.8	363,420	97.5	30,698	8.4
Income from operations	13,013	3.2	9,429	2.5	3,584	38.0
Interest expense, net	134	*	221	0.1	(87)	(39.4)
Income before income taxes	12,879	3.2	9,208	2.5	3,671	39.9
Income tax expense	4,443	1.1	3,466	0.9	977	28.2
Net income	8,436	2.1	5,742	1.5	2,694	46.9
Net income attributable to non- controlling interests	224	*	114	*	110	96.5
Net income attributable to Potbelly Corporation	$8,212	2.0%	$5,628	1.5%	$2,584	45.9%

*	Amount is less than 0.1%

Revenues

Revenues increased by $34.3 million, or 9.2%, to $407.1 million for fiscal year 2016, from $372.8 million for fiscal year 2015. Company-operated non-comparable store sales contributed $32.7 million, or 95%, of the total revenue increase, company-operated comparable store sales contributed $5.1 million, or 15%, of the total revenue increase and franchise shops contributed $0.4 million, or 1%, of the total revenue increase. This is partially offset by a decrease in revenues of $3.9 million, or 11%, related to closed stores. The increase in company-operated comparable store sales resulted from certain menu price increases and menu mix.

In February 2017, the City of Chicago's Department of Aviation approved the award of the Midway International Airport dining concessions to a development group whose proposal does not include an extension of our lease at the airport. The winning bidders must still sign a contract which is subject to final approval by the Chicago City Council. We are currently advocating to city officials to retain our shop at Midway; we can give no assurance that we will succeed. For the year ended December 25, 2016, our Midway shop represented approximately $7.8 million in revenue and approximately $2.0 million in income before income taxes.

Cost of Goods Sold

Cost of goods sold increased by $5.4 million, or 5.1%, to $111.0 million for fiscal year 2016, compared to $105.6 million for fiscal year 2015, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 27.3% for fiscal year 2016, from 28.3% for fiscal year 2015, primarily driven by certain menu price increases, as well as decreases in certain food commodity costs.

Labor and Related Expenses

Labor and related expenses increased by $11.2 million, or 10.5%, to $117.8 million for fiscal year 2016, from $106.6 million for fiscal year 2015, primarily due to new shop openings. As a percentage of revenues, labor and related expenses increased to 28.9% for fiscal year 2016, from 28.6% for fiscal year 2015, primarily due to wage inflation in certain states as a result of statutory minimum wage increases. These increases were partially offset by improvements in labor productivity and certain menu price increase.

Occupancy Expenses

Occupancy expenses increased by $5.6 million, or 12.2%, to $52.4 million for fiscal year 2016, from $46.8 million for fiscal year 2015, primarily due to new shop openings. As a percentage of revenues, occupancy expenses increased to 12.9% for fiscal year 2016, from 12.5% for fiscal year 2015, primarily due to rent renewals and inflation on common area maintenance and real estate taxes.

Other Operating Expenses

Other operating expenses increased by $3.8 million, or 9.7%, to $43.7 million for fiscal year 2016, from $39.9 million for fiscal year 2015, primarily due to new shop openings as well as increased fees associated with credit card usage in our shops. As a percentage of revenues, other operating expenses remained consistent at 10.7% for fiscal year 2016 and fiscal year 2015.

General and Administrative Expenses

General and administrative expenses increased by $3.1 million, or 8.3%, to $40.4 million for fiscal year 2016, from $37.3 million for fiscal year 2015. The increase is primarily driven by increased headcount for our field management and a one-time legal settlement, partially offset by decreases in our performance-based incentives. As a percentage of revenues, general and administrative expenses decreased to 9.9% for fiscal year 2016, from 10.0% for fiscal year 2015, driven by leverage of the primarily fixed Support Center cost.

Depreciation Expense

Depreciation expense increased by $1.2 million, or 5.9%, to $22.7 million for fiscal year 2016, from $21.5 million for fiscal year 2015, primarily due to a higher depreciable base resulting from new shops. As a percentage of revenues, depreciation decreased to 5.6% for fiscal year 2016, from 5.8% for fiscal year 2015, driven by lower depreciation associated with new shops with lower build-out costs and longer expected useful lives for leasehold improvements, as well as leasehold improvements at legacy shops with higher build-out costs and shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs decreased by $0.4 million, or 17.3%, to $1.8 million for fiscal year 2016, from $2.2 million for fiscal year 2015, primarily due to four fewer new company-operated shops opening in 2016 as compared to fiscal year 2015, as well as pre-opening rent for the new corporate office location of $0.2 million incurred during fiscal year 2015.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased by $0.5 million, or 15.4%, to $4.1 million for fiscal year 2016, from $3.6 million for fiscal year 2015. As a result of performing a periodic review of our shops during each fiscal quarter of 2016, it was determined that indicators of impairment were present for certain shops as a result of underperformance of shop profitability. We performed an impairment analysis related to these shops and recorded an impairment charge of $4.0 million related to the excess of the carrying amounts recorded on our balance sheet over the estimated fair values, as compared to $3.4 million in fiscal year 2015.

Interest Expense

Interest expense decreased by $0.1 million, or 39.4%, to $0.1 million for fiscal year 2016, from $0.2 million for fiscal year 2015. Interest expense for the fiscal year ended December 25, 2016 is attributable to unused commitment fees and deferred financing fees.

Income Tax Expense

Income tax expense increased by $0.9 million to $4.4 million for fiscal year 2016, from $3.5 million for fiscal year 2015, driven by higher taxable income. Our effective tax rate was 34.5% for fiscal year 2016, compared to 37.6% for fiscal year 2015. The decrease in the effective tax rate primarily relates to recognizing more federal tax credits in fiscal year 2016 as compared to the prior year.

Results of Operations

Fiscal Year 2015 (52 Weeks) Compared to Fiscal Year 2014 (52 Weeks)

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2015	% of Revenues	2014	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$370,954	99.5%	$325,464	99.5%	$45,490	14.0%
Franchise royalties and fees	1,895	0.5	1,515	0.5	380	25.1
Total revenues	372,849	100.0	326,979	100.0	45,870	14.0
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	105,614	28.3	93,688	28.7	11,926	12.7
Labor and related expenses	106,628	28.6	93,165	28.5	13,463	14.5
Occupancy expenses	46,762	12.5	41,389	12.7	5,373	13.0
Other operating expenses	39,869	10.7	34,669	10.6	5,200	15.0
General and administrative expenses	37,322	10.0	32,420	9.9	4,902	15.1
Depreciation expense	21,476	5.8	19,615	6.0	1,861	9.5
Pre-opening costs	2,160	0.6	1,634	0.5	526	32.2
Impairment and loss on disposal of property and equipment	3,589	1.0	3,128	1.0	461	14.7
Total expenses	363,420	97.5	319,708	97.8	43,712	13.7
Income from operations	9,429	2.5	7,271	2.2	2,158	29.7
Interest expense, net	221	0.1	179	0.1	42	23.5
Income before income taxes	9,208	2.5	7,092	2.2	2,116	29.8
Income tax expense	3,466	0.9	2,748	0.8	718	(26.1)
Net income	5,742	1.5	4,344	1.3	1,398	32.2
Net income (loss) attributable to non- controlling interests	114	*	(14)	*	128	(914.3)
Net income attributable to Potbelly Corporation	$5,628	1.5%	$4,358	1.3%	$1,270	29.1%

*	Amount is less than 0.1%

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

Quarterly Results and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal year 2015 and 2016. The quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our consolidated financial statements and the related notes to those statements included Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	2016 Fiscal Quarters Ended (1)
	March 27,	June 26,	September 25,	December 25,
	2016	2016	2016	2016
	(unaudited; dollars in thousands)
Total revenues	$95,955	$105,036	$103,782	$102,358
Income from operations	1,889	5,512	2,842	2,770
Net income attributable to Potbelly Corporation	1,088	3,373	1,795	1,956
Total company-operated shops (end of period)	377	382	387	411
Change in company-operated comparable store sales	3.7%	1.7%	0.6%	0.1%

	2015 Fiscal Quarters Ended (1)
	March 29,	June 28,	September 27,	December 27,
	2015	2015	2015	2015
	(unaudited; dollars in thousands)
Total revenues	$85,768	$95,949	$96,039	$95,093
Income from operations	948	4,084	2,379	2,018
Net income attributable to Potbelly Corporation	531	2,461	1,401	1,235
Total company-operated shops (end of period)	339	349	358	372
Change in company-operated comparable store sales	5.4%	4.9%	3.7%	3.7%

(1)	Fiscal years 2016 and 2015 each consisted of 52 weeks. Each quarter of such fiscal years consisted of 13 weeks.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Fiscal Year
	2016	2015	2014
Operating activities	$45,969	$40,320	$26,554
Investing activities	(37,820)	(36,058)	(29,209)
Financing activities	(16,776)	(35,261)	(3,919)
Net decrease in cash	$(8,627)	$(30,999)	$(6,574)

Operating Activities

Net cash provided by operating activities increased to $46.0 million for fiscal year 2016, from $40.3 million for fiscal year 2015. The $5.7 million increase is primarily attributable to an increase of $7.7 million in net shop-level profits. The remainder of the change is primarily driven by changes in certain working capital accounts mainly due to timing.

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

Investing Activities

Net cash used in investing activities increased to $37.8 million for fiscal year 2016, from $36.1 million for fiscal year 2015. The increase was primarily due to construction costs for 40 new company-operated shops opened for the 52 weeks ended December 25, 2016, compared to 43 new company-operated shops opened for the 52 weeks ended December 27, 2015, at a higher average cost per shop in 2016, as well as capital expenditures for future shop openings, maintaining our existing shops and certain other projects. In addition, in April 2016, we purchased a franchise shop, converting it into a company-operated shop at a cost of $1.1 million.

Net cash used in investing activities increased to $36.1 million for fiscal year 2015, from $29.2 million for fiscal year 2014. The increase was primarily due to construction costs for 43 new company-operated shops opened for the 52 weeks ended December 27, 2015, compared to 39 new company-operated shops opened for the 52 weeks ended December 28, 2014, at a lower average cost per shop in 2015, as well as capital expenditures for future shop openings, maintaining our existing shops and certain other projects. In addition, in July 2015, we purchased a franchise shop, converting it into a company-operated shop at a cost of $0.3 million.

Financing Activities

Net cash used in financing activities decreased to $16.8 million for fiscal year 2016, from $35.3 million for fiscal year 2015. The decrease in net cash used was mainly driven by $22.3 million of treasury stock repurchased during fiscal year 2016 compared to $39.8 million during fiscal year 2015.

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

Stock Repurchase Program

On September 8, 2016, we announced that our Board of Directors authorized a share repurchase program of up to $30.0 million of the Company’s common stock. Our previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The new program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. During fiscal year 2016, we repurchased 1,719,502 shares of common stock for approximately $22.3 million, including cost and commission, in open market transactions. At December 25, 2016, the remaining dollar value of authorization under the share repurchase program was $27.7 million, which does not include commission.

Credit Facility

On December 9, 2015, we entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50 million, with possible future increases to $75 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we are required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon our consolidated total leverage ratio. So long as certain total leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that we may make. As of December 25, 2016, we had no amounts outstanding under the credit facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

Contractual Obligations

The following table presents contractual obligations and commercial commitments as of December 25, 2016 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (a)	$293,372	$46,035	$81,530	$69,729	$96,078
Capital leases	215	91	124	—	—
Total	$293,587	$46,126	$81,654	$69,729	$96,078

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

Impairment of Long-Lived Assets and Disposal of Property and Equipment

We assess potential impairments to long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped together for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. We used a weighted average cost of capital to discount the future cash flows. A 100 basis point change in weighted average cost of capital would not have a material impact on the calculation of an impairment charge. After performing a periodic review of our shops as of December 25, 2016, December 27, 2015 and December 28, 2014, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. We recorded an impairment charge of $2.9 million, $3.4 million and $4.0 million for the fiscal years 2014, 2015 and 2016, respectively, which is included in impairment and loss on disposal of property and equipment in the consolidated statements of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facility, which bear interest at variable rates. As of December 25, 2016, we had no amounts outstanding under our credit facility or our note payable. A 100 basis point change in the interest rate would not have a material impact on our financial condition or results of operations. We did not have any material exposure to interest rate market risks for fiscal year 2016.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Potbelly Corporation and subsidiaries

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Potbelly Corporation and subsidiaries (the "Company") as of December 25, 2016 and December 27, 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 25, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2016 and December 27, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 22, 2017

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except share and par value data)

	December 25,	December 27,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$23,379	$32,006
Accounts receivable, net of allowances of $78 and $14 as of December 25, 2016 and December 27, 2015, respectively	3,787	4,461
Inventories	3,365	3,159
Prepaid expenses and other current assets	8,020	10,155
Total current assets	38,551	49,781
Property and equipment, net	107,074	97,434
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	1,428
Deferred income taxes, non-current	19,410	18,439
Deferred expenses, net and other assets	4,784	4,021
Total assets	$175,445	$174,507
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,111	$5,762
Accrued expenses	23,082	19,277
Accrued income taxes	1,622	143
Total current liabilities	27,815	25,182
Deferred rent and landlord allowances	21,076	17,820
Other long-term liabilities	2,318	1,292
Total liabilities	51,209	44,294
Equity
Common stock, $0.01 par value—authorized, 200,000,000 shares; outstanding 25,139,127 and 26,304,261 shares as of December 25, 2016 and December 27, 2015, respectively	309	303
Warrants	909	909
Additional paid-in-capital	407,622	399,458
Treasury stock, held at cost, 5,753,412 and 4,033,910 shares as of December 25, 2016, and December 27, 2015, respectively	(72,321)	(50,000)
Accumulated deficit	(213,034)	(221,246)
Total stockholders’ equity	123,485	129,424
Non-controlling interest	751	789
Total equity	124,236	130,213
Total liabilities and equity	$175,445	$174,507

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	Fiscal Year
	2016	2015	2014
Revenues
Sandwich shop sales, net	$404,874	$370,954	$325,464
Franchise royalties and fees	2,257	1,895	1,515
Total revenues	407,131	372,849	326,979
Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	111,026	105,614	93,688
Labor and related expenses	117,838	106,628	93,165
Occupancy expenses	52,444	46,762	41,389
Other operating expenses	43,738	39,869	34,669
General and administrative expenses	40,411	37,322	32,420
Depreciation expense	22,734	21,476	19,615
Pre-opening costs	1,786	2,160	1,634
Impairment and loss on disposal of property and equipment	4,141	3,589	3,128
Total expenses	394,118	363,420	319,708
Income from operations	13,013	9,429	7,271
Interest expense	134	221	179
Income before income taxes	12,879	9,208	7,092
Income tax expense	4,443	3,466	2,748
Net income	8,436	5,742	4,344
Net income (loss) attributable to non-controlling interest	224	114	(14)
Net income attributable to Potbelly Corporation	$8,212	$5,628	$4,358
Net income per common share attributable to common stockholders:
Basic	$0.32	$0.20	$0.15
Diluted	$0.31	$0.20	$0.14
Weighted average shares outstanding:
Basic	25,623,809	28,002,005	29,209,298
Diluted	26,231,367	28,634,396	30,275,061

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(amounts in thousands, except share data)

	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non-Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 29, 2013	29,148,029	$291	$—	$909	$383,077	$(231,232)	$228	$153,273
Net income	—	—	—	—	—	4,358	(14)	4,344
Issuance of unrestricted common stock	28,240	—	—	—	432	—	—	432
Exercise of stock options	585,521	7	—	—	5,052	—	—	5,059
Excess tax benefits associated with exercise of stock options	—	—	—	—	1,300	—	—	1,300
Repurchases of common stock	(827,090)	—	(10,246)	—	—	—	—	(10,246)
Distributions to non-controlling interest	—	—	—	—	—	—	(46)	(46)
Contributions from non-controlling interest	—	—	—	—	—	—	98	98
Amortization of stock-based compensation	—	—	—	—	2,111	—	—	2,111
Balance at December 28, 2014	28,934,700	$298	$(10,246)	$909	$391,972	$(226,874)	$266	$156,325
Net income	—	—	—	—	—	5,628	114	5,742
Exercise of stock options	576,381	5	—	—	4,779	—	—	4,784
Excess tax benefits associated with exercise of stock options	—	—	—	—	308	—	—	308
Repurchases of common stock	(3,206,820)	—	(39,754)	—	—	—	—	(39,754)
Distributions to non-controlling interest	—	—	—	—	—	—	(198)	(198)
Contributions from non-controlling interest	—	—	—	—	—	—	607	607
Amortization of stock-based compensation	—	—	—	—	2,399	—	—	2,399
Balance at December 27, 2015	26,304,261	$303	$(50,000)	$909	$399,458	$(221,246)	$789	$130,213
Net income	—	—	—	—	—	8,212	224	8,436
Exercise of stock options	536,332	6	—	—	5,770	—	—	5,776
Common stock issued for stock-based compensation plans	18,036	—	—	—	—	—	—	—
Excess tax deficiencies associated with exercise of stock options	—	—	—	—	(663)	—	—	(663)
Repurchases of common stock	(1,719,502)	—	(22,321)	—	—	—	—	(22,321)
Distributions to non-controlling interest	—	—	—	—	—	—	(413)	(413)
Contributions from non-controlling interest	—	—	—	—	—	—	151	151
Amortization of stock-based compensation	—	—	—	—	3,057	—	—	3,057
Balance at December 25, 2016	25,139,127	$309	$(72,321)	$909	$407,622	$(213,034)	$751	$124,236

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Fiscal Year
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,436	$5,742	$4,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,734	21,476	19,615
Deferred income tax	(1,659)	(72)	(289)
Deferred rent and landlord allowances	3,256	3,808	1,787
Amortization of stock-based compensation	3,057	2,399	2,543
Excess tax benefit from stock-based compensation	(31)	(308)	(1,300)
Asset impairment, store closure and disposal of property and equipment	4,243	3,818	3,679
Amortization of debt issuance costs	34	11	70
Changes in operating assets and liabilities:
Accounts receivable, net	674	(445)	(1,013)
Inventories	(188)	(388)	(505)
Prepaid expenses and other assets	3,204	(1,155)	(4,216)
Accounts payable	(1,899)	1,876	1,301
Accrued and other liabilities	4,108	3,558	538
Net cash provided by operating activities	45,969	40,320	26,554
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of franchise shop	(1,108)	(333)	—
Purchases of property and equipment	(36,712)	(35,725)	(29,209)
Net cash used in investing activities	(37,820)	(36,058)	(29,209)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	—	(1,008)	(84)
Proceeds from exercise of stock options	6,165	5,825	6,137
Payment of payroll taxes related to stock-based compensation awards	(389)	(1,041)	(1,078)
Excess tax benefit from stock-based compensation	31	308	1,300
Treasury stock repurchase	(22,321)	(39,754)	(10,246)
Contributions from non-controlling interest	151	607	98
Distributions to non-controlling interest	(413)	(198)	(46)
Net cash used in financing activities	(16,776)	(35,261)	(3,919)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,627)	(30,999)	(6,574)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,006	63,005	69,579
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,379	$32,006	$63,005
Supplemental cash flow information :
Income taxes paid	$3,663	$2,376	$3,232
Interest paid	108	183	179
Supplemental non-cash investing and financing activities :
Unpaid liability for purchases of property and equipment	$2,727	$3,395	$2,690

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly-owned subsidiaries, operates Potbelly Sandwich Works sandwich shops in 29 states and the District of Columbia. The Company also sells and administers franchises of Potbelly Sandwich Works sandwich shops. The first franchise locations administered by the Company opened during February 2011. In July 2015, the Company opened its first franchise shop in the United Kingdom, and in October 2016, the Company opened its first franchise shop in Canada. Additionally, during each of July 2015 and April 2016, the Company transitioned one franchise shop into a company-operated shop for a purchase price of $0.3 million and $1.1 million, respectively. The Company did not record any goodwill related to the July 2015 transaction and recorded $0.8 million of goodwill related to the April 2016 transaction. The Company believes both acquisitions are immaterial.

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

(b) Reporting Period

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every five or six years a 53rd week is added. Fiscal years 2014, 2015 and 2016 each consisted of 52 weeks.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

(g) Cash and Cash Equivalents

The Company considers all highly liquid investment instruments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits; however, the Company has not experienced any losses in these accounts. The Company believes it is not exposed to any significant credit risk. These are valued within the fair value hierarchy as Level 1 measurements.

(h) Accounts Receivable, net

Accounts receivable, net consists of credit card receivables, amounts owed from vendors and miscellaneous receivables. The Company had credit card receivables of $2.0 million and $1.6 million as of December 27, 2015 and December 25, 2016, respectively.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

the Company determines the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease.

Direct costs and expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized, whereas the costs of repairs and maintenance are expensed when incurred. The Company capitalizes certain internal costs associated with the development, design, and construction of new shop locations as these costs have a future benefit to the Company. The Company capitalized costs of $0.9 million, $0.6 million and $0.6 million for the fiscal years ended December 28, 2014, December 27, 2015 and December 25, 2016, respectively. Capitalized costs are recorded as part of the asset to which they relate, primarily to leasehold improvements, and such costs are amortized over the asset’s useful life. When assets are retired or sold, the asset cost and related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss is recorded in the consolidated statement of operations.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company used a weighted average cost of capital to discount the future cash flows. After performing periodic reviews of the company-operated shops during each quarter of 2014, 2015 and 2016, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis related to these shops and recorded impairment charges of $2.9 million, $3.4 million and $4.0 million for the fiscal years 2014, 2015 and 2016, respectively, which is included in impairment and loss on disposal of property and equipment in the consolidated statements of operations.

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

(m) Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations. Advertising expenses were $2.2 million, $2.9 million and $3.0 million in fiscal years 2014, 2015 and 2016, respectively.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

(o) Stock-Based Compensation

The Company has granted stock options under its 2001 Equity Incentive Plan (the “2001 Plan”), 2004 Equity Incentive Plan (the “2004 Plan”) and 2013 Long-Term Incentive Plan, as amended (the “2013 Plan” and together with the 2004 Plan and 2001 Plan, the “Plans”). The Plans permit the granting of awards to employees and non-employee officers, consultants, agents, and independent contractors of the Company in the form of stock appreciation rights, stock awards, and stock options. The Plans give broad powers to the Company’s board of directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and rights and to prescribe the particular form and conditions of each option to be granted. In September 2011, the 2001 Plan expired with options outstanding under the plan still available for exercise. On July 31, 2013, the Company’s board of directors approved the adoption of the 2013 Plan, which replaced the 2004 Plan in conjunction with the Company’s IPO. Upon approval of the 2013 Plan, the Company no longer issued awards under the 2004 Plan. The 2004 Plan expired in February 2014, but will continue to govern outstanding awards granted prior to its termination.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Revenues from the Company’s gift cards are deferred and were previously recognized upon redemption or after a period of 36 months of inactivity on gift card balances (“gift card breakage”) and the Company does not have a legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The Company monitors its actual patterns of redemption and updates its estimates and assumptions regarding redemption as the actual pattern changes. The Company estimates and records gift card breakage income based on its historical redemption pattern. The Company recognized an immaterial amount of gift card breakage income for the fiscal years ended 2014, 2015 and 2016, which is recorded within other operating expenses in the consolidated statements of operations.

The Company earns an initial franchise fee, a franchise development agreement fee and ongoing royalty fees under the Company’s franchise agreements. Initial franchise fee revenue is recognized at the point a franchise shop opens for business to the public, as this is the point in time when the Company has substantially performed all initial services required under the franchise agreement. The Company recognized franchise fee revenue of $0.3 million, $0.4 million and $0.4 million in fiscal year 2014, 2015 and 2016, respectively. Initial franchise fee payments received by the Company before the shop opens are recorded as deferred revenue in the consolidated balance sheet. The Company had deferred revenue related to initial franchise fees of $0.5 million and $0.7 million included in accrued expenses as of December 27, 2015 and December 25, 2016, respectively. Franchise development agreement fee represents the exclusivity rights for a geographical area paid by a third party to develop Potbelly shops for a certain period of time. Franchise development agreement fee payments received by the Company are recorded as deferred revenue in the consolidated balance sheet and amortized over the life of the franchise development agreement. The Company had deferred revenue related to franchise development agreement fees of $0.4 million recorded as accrued expenses as of December 27, 2015 and December 25, 2016. Royalty fees are based on a percentage of sales and are recorded as revenue as the fees are earned and become receivable from the franchisee. The Company recognized royalty fees revenue of $1.2 million, $1.5 million and $1.9 million for fiscal years 2014, 2015, and 2016, respectively.

(r) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The FASB has approved a one-year deferral of the effective date of ASU 2014-09, such that it will become effective for the annual period beginning after December 15, 2017. In addition, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 in March 2016, April 2016, May 2016, and December 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently evaluating the overall impact that ASU 2014-09 will have on the Company's consolidated financial statements, as well as the expected timing and method of adoption. Based on a preliminary assessment, the Company has determined that the adoption will not have a material impact on sandwich shop sales, but may impact gift card breakage income. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which will replace the existing guidance in ASC 840, “Leases”. The pronouncement requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The pronouncement is effective for fiscal years beginning after December 15, 2018, including annual and interim periods thereafter. In addition, the pronouncement requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently evaluating the impact ASU 2016-02 will have on its financial position, results of operations and cash flows but expect that it will result in a material increase in its long-term assets and liabilities given the Company has a significant number of leases.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The pronouncement simplifies the accounting for the taxes related to stock-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification within the statement of cash flows. The pronouncement is effective for

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

annual periods beginning after December 15, 2016, including annual and interim periods thereafter. If the Company would have adopted this standard for fiscal 2016, it would have had the effect of increasing income tax expense by $0.7 million for the year.

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

(s) Commitments and Contingencies

As previously disclosed in prior reports filed with the SEC, the Company received notice of a potential claim alleging that the Company violated the Fair Labor Standards Act by not paying overtime to its assistant managers, whom the Company has classified as exempt employees. Although the Company has always believed that its assistant managers are properly classified as exempt under both federal and state laws, and have always intended to defend any such lawsuits vigorously, the Company agreed to mediate the matter. On February 20, 2017, the parties entered into a Settlement Agreement and Release whereby participating assistant managers will release the Company from all federal and/or state wage and hour claims in exchange for a gross settlement amount of $1.3 million. As part of the settlement process, a complaint was filed on February 17, 2017 in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and a motion seeking the Court's preliminary approval of the settlement was filed on February 21, 2017. As of December 25, 2016, the Company recorded a liability of $1.3 million for this matter. The settlement of this action did not have a material adverse effect on our financial position or results of operations and cash flows.

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

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis, or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of the Company’s shops during each quarter of 2014, 2015 and 2016, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. The Company performed an impairment analysis related to these shops and recorded impairment charges of $2.9 million, $3.4 million and $4.0 million for the fiscal years 2014, 2015 and 2016, respectively, related to the excess of the carrying amounts recorded on the Company’s consolidated balance sheet over the identified shops’ estimated fair values.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(4) Earnings per share

Basic and diluted income per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding.

	Fiscal Year
	2016	2015	2014
Net income attributable to Potbelly Corporation	$8,212	$5,628	$4,358
Weighted average common shares outstanding-basic	25,623,809	28,002,005	29,209,298
Plus: Effect of potential stock options exercise	549,578	577,156	949,142
Plus: Effect of potential warrant exercise	57,980	55,235	116,621
Weighted average common shares outstanding-diluted	26,231,367	28,634,396	30,275,061
Income per share available to common stockholders-basic	$0.32	$0.20	$0.15
Income per share available to common stockholders-diluted	$0.31	$0.20	$0.14
Potentially dilutive shares that are considered anti-dilutive:
Common share options	1,164,047	898,966	622,879
Warrants	—	—	—

(5) Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 25,	December 27,
	2016	2015
Leasehold improvements	$170,196	$157,556
Machinery and equipment	47,668	42,840
Furniture and fixtures	32,561	28,605
Computer equipment and software	23,162	20,077
Construction in progress	5,601	3,074
	279,188	252,152
Less: Accumulated depreciation	(172,114)	(154,718)
	$107,074	$97,434

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 25,	December 27,
	2016	2015
Accrued labor and related expenses	$6,120	$7,482
Deferred gift card revenue	2,292	1,843
Accrued occupancy expenses	1,538	672
Deferred rent—current	706	813
Accrued corporate and shop expenses	2,255	1,961
Accrued utilities	1,094	1,035
Accrued sales and use tax	1,857	1,820
Accrued construction	2,329	2,271
Accrued contract termination costs (a)	28	21
Accrued legal and professional fees	1,756	136
Accrued other	3,107	1,223
Total	$23,082	$19,277

(a)

The Company incurs expenses associated with exit activity for certain signed lease agreements, which are recognized in general and administrative expenses. Accrued contract termination costs consisted of the following (in thousands):

	December 25,	December 27,
	2016	2015
Accrued contract termination costs—beginning balance	$21	$801
Contract termination costs incurred	24	—
Contract termination costs settled and paid	(17)	(780)
Accrued contract termination costs—ending balance	$28	$21

(7) Income Taxes

Income before income taxes for the Company’s domestic and foreign operations was as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Domestic operations	$12,411	$8,660	$6,627
Foreign operations	468	548	465
Total	$12,879	$9,208	$7,092

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Income tax expense consisted of the following (in thousands):

	Fiscal Year
	2016	2015	2014
Federal:
Current	$4,652	$2,450	$2,386
Deferred	(1,386)	209	(467)
	3,266	2,659	1,919
State and Local:
Current	1,426	1,047	622
Deferred	(273)	(281)	178
	1,153	766	800
Foreign:
Current	24	41	29
Deferred	—	—	—
	24	41	29
Income tax expense	$4,443	$3,466	$2,748

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rates to income before income taxes as a result of the following (in thousands):

	Fiscal Year
	2016	2015	2014
Computed “expected” tax expense	$4,508	$3,223	$2,411
Increase (reduction) resulting from:
Minority interest	(89)	(45)	—
Permanent differences	131	51	97
State and local income taxes, net of federal income tax effect	673	533	460
FICA and other tax credits	(556)	(392)	(222)
Rate change and true-ups (a)	(224)	164	2
Change in valuation allowance	—	(68)	—
	$4,443	$3,466	$2,748

(a)	The $(224) of rate changes and true-ups relates primarily to a favorable provision-to-return adjustment related to WOTC credits.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities reflected in the consolidated balance sheets are presented below (in thousands):

	December 25,	December 27,
	2016	2015
Deferred tax assets:
Accrued liabilities	$1,848	$2,074
Deferred revenue on gift certificates and gift cards	323	141
Stock-based compensation	8,104	8,261
Property and equipment depreciation	6,293	5,805
Deferred rent and start-up amortization	5,656	4,650
Other timing differences	234	273
FICA and other tax credits	—	43
Total deferred tax assets	22,458	21,247
Less: valuation allowance	—	—
Net deferred tax assets	22,458	21,247
Deferred tax liabilities:
Prepaids	(635)	(547)
Intangible asset	(1,351)	(1,226)
Smallwares	(801)	(733)
Other timing differences	(261)	(302)
Total gross deferred tax liabilities	(3,048)	(2,808)
Net deferred tax assets	$19,410	$18,439

As of December 27, 2015 and December 25, 2016, the Company has no valuation allowances recorded based on management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 27, 2015 and December 25, 2016, the Company had no interest or penalties accrued.

The tax years prior to 2013 are generally closed for examination by the United States Internal Revenue Service. However, certain of these tax years are open for examination as a result of net operating losses generated in these years and utilized in subsequent years. The Company is currently under examination with the IRS for the 2014 tax year; no other IRS audits are currently ongoing. State statutes are generally open for audit for the 2012 to 2016 tax years. Additionally, certain tax years through 2016 are open for examination by certain state tax authorities.

(8) Long-term debt

Note payable

On March 15, 2007, the Company entered into a long-term note payable associated with the acquisition of certain assets of Pot Belly Deli, Inc., an unrelated California company, including the Pot Belly trade name, certain design marks, and other related assets. The Company records interest on the note payable under the effective interest method at an annual interest rate of 6.2% and recorded interest expense of $0.1 million in fiscal year 2014. The Company recorded an immaterial amount of interest expense on the note payable in fiscal year 2015. Payment of interest and principal is made monthly. The final repayment of the note was made on April 1, 2015.

Credit facility

JPMorgan Chase Bank, N.A.

On December 9, 2015, the Company entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50 million, with possible future increases to $75 million under an expansion feature. Borrowings under the credit facility generally bear interest at the Company’s option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon the Company’s consolidated total leverage ratio. On the last day of each calendar quarter, the Company is required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon the Company’s consolidated total leverage ratio. So long as certain total leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make. As of December 25, 2016, the Company has no amounts outstanding under the credit facility. As of and for the year ended December 25, 2016, the Company has $49.3 million available for borrowing under the credit facility after reductions for outstanding letters of credit.

(9) Capital Stock and Warrants

As of December 25, 2016 and December 27, 2015, the Company had authorized an aggregate of 210,000,000 shares of capital stock, of which 200,000,000 shares were designated as common stock and 10,000,000 shares were designated as preferred stock. As of December 25, 2016, the Company had issued and outstanding 30,892,539 and 25,139,127 shares of common stock, respectively. As of December 27, 2015, the Company had issued and outstanding 30,338,171 and 26,304,261 shares of common stock, respectively.

Common Stock

As of December 25, 2016, each share of common stock has the same relative rights and was identical in all respects to each other share of common stock. Each holder of shares of common stock is entitled to one vote for each share held by such holder at all meetings of stockholders.

On September 8, 2016, the Company announced that its Board of Directors authorized a share repurchase program of up to $30.0 million of the Company’s common stock. The Company’s previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The new program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. During the fiscal year ended December 25, 2016, the Company repurchased 1,719,502 shares of its common stock for approximately $22.3 million, including cost and commission, in open market transactions. As of December 25, 2016, the remaining dollar value of authorization under the share repurchase program was $27.7 million, which does not include commission. Repurchased shares are included as treasury stock in the consolidated balance sheets and the consolidated statements of equity.

Warrants

As of December 27, 2015 and December 25, 2016, the Company had 241,704 warrants outstanding. During 2013, the Company modified 241,704 of warrants issued to Oxford Capital Partners, Inc. that were set to expire upon the consummation of an IPO to extend the expiration date of such warrants to five years from the date of the consummation of an IPO. In accordance with ASC Topic 718, Compensation—Stock Compensation, the Company recorded a charge of approximately $0.1 million related to the incremental value associated with the extension of the expiration date.

(10) Operating Leases

The Company leases office space for its corporate office and commercial spaces for its shops under various long-term operating lease agreements. The leases for the Company’s shop locations generally have initial terms of 10 years and typically provide for two renewal options in five-year increments as well as for rent escalations. These leases expire or become subject to renewal clauses at various dates from 2017 to 2029. Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, utilities, building operating expenses, insurance, and various other expenses related to properties.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Rental expense under operating lease agreements were as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Minimum rentals	$40,252	$36,955	$33,032
Contingent rentals	1,755	1,827	1,765
Less: sublease rentals	(94)	(94)	(94)
Total	$41,913	$38,688	$34,703

A schedule by year of future minimum rental payments required under operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of December 25, 2016, is as follows (in thousands):

Years Ending	Minimum
2017	$46,035
2018	42,583
2019	38,947
2020	36,818
2021	32,911
Thereafter	96,078
Total minimum payments required*	$293,372

*	Minimum payments have not been reduced by minimum sublease rentals of $0.2 million due in the future.

Certain leases have outstanding letters of credit in lieu of rent deposits expiring at various dates through September 2017. The letters of credit were $0.6 million in aggregate for each of the years ended December 28, 2014 and December 27, 2015, and $0.7 million in aggregate for the year ended December 25, 2016. Under the credit facility, outstanding letters of credit are subject to an annual fee of 1.50% and reduce the available borrowing to the Company.

(11) Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of $0.3 million for fiscal year 2014 and $0.4 million for fiscal years 2015 and 2016.

(12) Stock Based Compensation

Stock Based Compensation Granted Under the 2001 and 2004 Equity Incentive Plans and 2013 Long-Term Incentive Plan

The Company has granted stock options under its 2001 Equity Incentive Plan (the “2001 Plan”), 2004 Equity Incentive Plan (the “2004 Plan”) and 2013 Long-Term Incentive Plan, as amended (the “2013 Plan” and together with the 2004 Plan and 2001 Plan, the “Plans”). The Plans permit the granting of awards to employees and non-employee officers, consultants, agents, and independent contractors of the Company in the form of stock appreciation rights, stock awards, and stock options. The Plans give broad powers to the Company’s board of directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and rights and to prescribe the particular form and conditions of each option to be granted.

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

On July 31, 2013, the Company’s board of directors approved the adoption of the 2013 Plan, which replaced the 2004 Plan in conjunction with the Company’s IPO. Upon approval of the 2013 Plan, the Company no longer issued awards under the 2004 Plan. The 2004 Plan expired in February 2014, but will continue to govern outstanding awards granted prior to its termination. As of December 25, 2016, there have been 1,646,991 options, 28,240 shares of unrestricted common stock and 88,635 shares of restricted stock units (“RSUs”) granted under the 2013 Plan and 1,099,191 shares are reserved for future issuance.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Under the Plans, the number of shares and exercise price of each option are determined by the committee designated by the Company’s board of directors. The options granted are generally exercisable within a 10-year period from the date of grant. Certain options have been issued to key executives. Options issued and outstanding expire on various dates through the year 2026. The range of exercise prices of options outstanding as of December 25, 2016, is $7.00 to $20.53 per option, and the options vest over a range of immediately to five-year periods.

Activity under the Plans and the Agreement is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 29, 2013	5,030	$9.41	$78,575	6.31
Granted	318	19.16
Exercised	(586)	8.67
Canceled	(149)	11.68
Outstanding—December 28, 2014	4,613	$10.10	$12,731	5.62
Granted	565	13.21
Exercised	(576)	8.30
Canceled	(234)	13.89
Outstanding—December 27, 2015	4,368	$10.53	$9,742	5.10
Granted	369	13.65
Exercised	(536)	10.77
Canceled	(188)	14.40
Outstanding—December 25, 2016	4,013	$10.61	$13,455	4.78
Vested and expected to vest—December 25, 2016	2,965	9.62	$10,182	3.54
Exercisable—December 25, 2016	2,989	$9.61	$12,675	3.60

The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value the options granted for each year:

	2016	2015	2014
Risk-free interest rate	1.7%	1.9%	1.3%
Expected life (years)	7.00	7.00	7.00
Expected dividend yield	—	—	—
Volatility	49.4%	45.3%	49.2%
Weighted average common stock fair value	$13.65	$13.21	$19.16

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

In May 2015, the Company issued 30,856 shares of “RSUs” to certain non-employee members of its Board of Directors. The RSUs had a grant-date fair value of $14.26 upon issuance. In August 2015, the Company issued 5,221 shares of RSUs to the new non-employee member of its Board of Directors. The RSUs had a grant-date fair value of $11.88 upon issuance. In May 2016, the Company issued 52,558 shares of RSUs to certain non-employee members of its Board of Directors. The RSUs had a grant-date fair

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

value of $13.27 upon issuance. All issued RSUs have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.

Stock-based Compensation Expense

In accordance with ASC Topic 718, Compensation—Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized $2.5 million, $2.4 million and $3.1 million for the fiscal years 2014, 2015 and 2016, respectively, with a corresponding increase to additional paid-in-capital. Fiscal year 2014 stock-based compensation expense includes $0.4 million related to unrestricted common stock granted during 2014. As of December 25, 2016, the unrecognized stock-based compensation expense was $5.2 million, which will be recognized through fiscal year 2020. The Company records stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.

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

The following table presents selected unaudited quarterly financial data for periods indicated (in thousands, except per share data):

	Fiscal Year 2016 (1)
	March 27	June 26	September 25	December 25
Total revenues	$95,955	$105,036	$103,782	$102,358
Income from operations	1,889	5,512	2,842	2,770
Net income attributable to Potbelly Corporation	1,088	3,373	1,795	1,956
Income per share available to common stockholders-basic	0.04	0.13	0.07	0.08
Income per share available to common stockholders-diluted	0.04	0.13	0.07	0.08

	Fiscal Year 2015 (1)
	March 29	June 28	September 27	December 27
Total revenues	$85,768	$95,949	$96,039	$95,093
Income from operations	948	4,084	2,379	2,018
Net income attributable to Potbelly Corporation	531	2,461	1,401	1,235
Income per share available to common stockholders-basic	0.02	0.09	0.05	0.05
Income per share available to common stockholders-diluted	0.02	0.08	0.05	0.05

(1)	Fiscal years 2016 and 2015 were 52-week years. Each quarter of the fiscal year consists of 13 weeks.

(14) Commitments and Contingencies

As previously disclosed in prior reports filed with the SEC, the Company received notice of a potential claim alleging that the Company violated the Fair Labor Standards Act by not paying overtime to its assistant managers, whom the Company has classified as exempt employees. Although the Company has always believed that its assistant managers are properly classified as exempt under both federal and state laws, and have always intended to defend any such lawsuits vigorously, the Company agreed to mediate the matter. On February 20, 2017, the parties entered into a Settlement Agreement and Release whereby participating assistant managers will release the Company from all federal and/or state wage and hour claims in exchange for a gross settlement amount of $1.3 million. As part of the settlement process, a complaint was filed on February 17, 2017 in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and a motion seeking the Court's preliminary approval of the settlement was filed on February 21, 2017. As of December 25, 2016, the Company recorded a liability of $1.3 million for this matter. The settlement of this action did not have a material adverse effect on our financial position or results of operations and cash flows.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company is subject to legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions should not have a material adverse impact on the Company’s financial position or results of operations and cash flows.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 25, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 25, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 25, 2016. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 25, 2016, our internal control over financial reporting was effective, at a reasonable assurance level.

Because we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

None.

  PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in our definitive proxy statement for the 2016 Annual Meeting (our “Proxy Statement”) and is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table presents certain information related to our equity incentive plans under which our equity securities are authorized for issuance as of December 25, 2016:

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,012,520	$10.61	1,099,191	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,012,520	$10.61	1,099,191

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

Date: February 22, 2017

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

Signature	Title	Date

/s/ Aylwin Lewis Aylwin Lewis	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 22, 2017

/s/ Michael Coyne Michael Coyne	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 22, 2017

/s/ Peter Bassi Peter Bassi	Director	February 22, 2017

/s/ Ann-Marie Campbell Ann-Marie Campbell	Director	February 22, 2017

/s/ Susan Chapman-Hughes Susan Chapman-Hughes	Director	February 22, 2017

/s/ Daniel Ginsberg Daniel Ginsberg	Director	February 22, 2017

/s/ Marla Gottschalk Marla Gottschalk	Director	February 22, 2017

/s/ Harvey Kanter Harvey Kanter	Director	February 22, 2017

/s/ Carl Warschausky Carl Warschausky	Director	February 22, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Seventh Amended and Restated Certificate of Incorporation of Potbelly Corporation (filed as Exhibit 3.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

3.2	Amended and Restated By-laws of Potbelly Corporation (filed as Exhibit 3.2 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

4.1	Fifth Amended and Restated Registration Rights Agreement (filed as Exhibit 4.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

10.1	Potbelly Corporation 2004 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference) †

10.2	Amended and Restated Potbelly Corporation 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed August 4, 2016 and incorporated herein by reference) †

10.3

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

10.4

Executive Employment Contract between Potbelly Corporation and Aylwin Lewis dated August 8, 2013 (filed as Exhibit 10.6 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.5	Executive Employment Agreement, dated July 25, 2013, between Potbelly Corporation and Matthew Revord †
10.6	Amendment to Executive Employment Agreement, dated April 22, 2015, between Potbelly Corporation and Matthew Revord †

10.7

Executive Employment Agreement, dated April 3, 2015, effective May 1, 2015, between Potbelly Corporation and Michael Coyne (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed April 8, 2015 and incorporated herein by reference) †

10.8

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

Exhibit Number	Description of Exhibit

10.16	Form of Director Restricted Stock Unit Award Agreement for directors other than Aylwin Lewis pursuant to 2013 Long-Term Incentive Plan †

10.17

Form of Indemnification Agreement between Potbelly Corporation and each of its directors and executive officers (filed as Exhibit 10.17 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.18	Director Compensation Plan (filed as Exhibit 10.20 to Form 10-K (File No. 001-36104) filed February 25, 2015 and incorporated herein by reference)†

10.19	Potbelly Director Compensation Plan (filed as Exhibit 10.23 to Form 10-K (File No. 001-36104) filed February 24, 2016 and incorporated herein by reference) †

10.20	Potbelly Non-Qualified Deferred Compensation Plan (filed as Exhibit 10.21 to Form 10-K (File No. 001-36104) filed February 25, 2015 and incorporated herein by reference)†

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan