Form 10-Q
period 2017-03-26
POTBELLY CORP
filed 2017-05-03
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 26, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 Par Value – 25,045,688 shares as of March 26, 2017

POTBELLY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	March 26,	December 25,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$27,376	$23,379
Accounts receivable, net of allowances of $120 and $78 as of March 26, 2017 and December 25, 2016, respectively	4,861	3,787
Inventories	3,142	3,365
Prepaid expenses and other current assets	7,445	8,020
Total current assets	42,824	38,551

Property and equipment, net	106,460	107,074
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred income taxes, non-current	19,225	19,410
Deferred expenses, net and other assets	4,831	4,784
Total assets	$178,966	$175,445

Liabilities and Equity
Current liabilities
Accounts payable	$4,308	$3,111
Accrued expenses	24,202	23,082
Accrued income taxes	1,905	1,622
Total current liabilities	30,415	27,815

Deferred rent and landlord allowances	21,708	21,076
Other long-term liabilities	2,542	2,318
Total liabilities	54,665	51,209

Stockholders’ Equity
Common stock, $0.01 par value—authorized, 200,000,000 shares; outstanding 25,045,688 and 25,139,127 shares as of March 26, 2017 and December 25, 2016, respectively	310	309
Warrants	909	909
Additional paid-in-capital	408,992	407,622
Treasury stock, held at cost, 5,905,970 and 5,753,412 shares as of March 26, 2017, and December 25, 2016, respectively	(74,309)	(72,321)
Accumulated deficit	(212,351)	(213,034)
Total stockholders’ equity	123,551	123,485
Non-controlling interest	750	751
Total stockholders' equity	124,301	124,236

Total liabilities and equity	$178,966	$175,445

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended
	March 26,	March 27,
	2017	2016
Revenues
Sandwich shop sales, net	$100,859	$95,426
Franchise royalties and fees	840	529
Total revenues	101,699	95,955

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	26,663	26,246
Labor and related expenses	30,462	28,162
Occupancy expenses	14,169	12,757
Other operating expenses	11,633	10,545
General and administrative expenses	10,352	10,523
Depreciation expense	6,199	5,664
Pre-opening costs	73	152
Impairment and loss on disposal of property and equipment	885	17
Total expenses	100,436	94,066
Income from operations	1,263	1,889

Interest expense	28	28
Income before income taxes	1,235	1,861
Income tax expense	553	733
Net income	682	1,128
Net income (loss) attributable to non-controlling interest	(1)	40
Net income attributable to Potbelly Corporation	$683	$1,088

Net income per common share attributable to common stockholders:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04
Weighted average shares outstanding:
Basic	25,099,962	26,259,593
Diluted	26,082,478	26,733,055

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(amounts in thousands, except share data, unaudited)

	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non-Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 27, 2015	26,304,261	$303	$(50,000)	$909	$399,458	$(221,246)	$789	$130,213
Net income	—	—	—	—	—	1,088	40	1,128
Exercise of stock options	58,971	1	—	—	557	—	—	558
Excess tax benefits associated with exercise of stock options	—	—	—	—	6	—	—	6
Repurchases of common stock	(333,950)	—	(4,359)	—	—	—	—	(4,359)
Amortization of stock-based compensation	—	—	—	—	677	—	—	677
Balance at March 27, 2016	26,029,282	$304	$(54,359)	$909	$400,698	$(220,158)	$829	$128,223
Balance at December 25, 2016	25,139,127	$309	$(72,321)	$909	$407,622	$(213,034)	$751	$124,236
Net income (loss)	—	—	—	—	—	683	(1)	682
Exercise of stock options	59,119	1	—	—	550	—	—	551
Repurchases of common stock	(152,558)	—	(1,988)	—	—	—	—	(1,988)
Amortization of stock-based compensation	—	—	—	—	820	—	—	820
Balance at March 26, 2017	25,045,688	$310	$(74,309)	$909	$408,992	$(212,351)	$750	$124,301

See accompanying notes to the unaudited condensed consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 13 Weeks Ended
	March 26,	March 27,
	2017	2016
Cash flows from operating activities:
Net income	$682	$1,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,199	5,664
Deferred income tax	185	70
Deferred rent and landlord allowances	632	207
Amortization of stock compensation expense	820	677
Excess tax deficiency (benefit) from stock-based compensation	89	(6)
Asset impairment, store closure and disposal of property and equipment	907	17
Amortization of debt issuance costs	9	7
Changes in operating assets and liabilities:
Accounts receivable, net	(1,074)	304
Inventories	223	208
Prepaid expenses and other assets	465	1,180
Accounts payable	865	(2,068)
Accrued and other liabilities	2,418	4,505
Net cash provided by operating activities	12,420	11,893

Cash flows from investing activities:
Purchases of property and equipment	(6,927)	(6,618)
Net cash used in investing activities	(6,927)	(6,618)

Cash flows from financing activities:
Proceeds from exercise of stock options	552	627
Payment of payroll taxes related to stock-based compensation awards	(60)	(69)
Treasury stock repurchase	(1,988)	(4,359)
Excess tax benefit from stock-based compensation	—	6
Net cash used in financing activities	(1,496)	(3,795)

Net increase in cash and cash equivalents	3,997	1,480
Cash and cash equivalents at beginning of period	23,379	32,006
Cash and cash equivalents at end of period	$27,376	$33,486

Supplemental cash flow information:
Income taxes paid	$87	$429
Interest paid	21	22
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$2,220	$1,457

See accompanying notes to the unaudited condensed consolidated financial statements

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly-owned subsidiaries, operates or franchises Potbelly Sandwich Works sandwich shops in 30 states and the District of Columbia. The Company also sells and administers franchises of Potbelly Sandwich Works sandwich shops. The first franchise locations administered by the Company opened during February 2011. In July 2015, the Company opened its first franchise shop in the United Kingdom and in October 2016, the Company opened its first franchise shop in Canada.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2016. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission’s (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 26, 2017 and December 25, 2016, its statement of operations for the 13 weeks ended March 26, 2017 and March 27, 2016 and its statement of cash flows for the 13 weeks ended March 26, 2017 and March 27, 2016 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works, LLC (“LLC”); eight of LLC’s wholly owned subsidiaries and LLC’s five joint ventures, collectively, the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. For consolidated joint ventures, non-controlling interest represents a non-controlling partner’s share of the assets, liabilities and operations related to the five joint venture investments. The Company has ownership interests ranging from 51-80% in these consolidated joint ventures.

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2017 consists of 53 weeks and 2016 consists of 52 weeks. The fiscal quarters ended March 26, 2017 and March 27, 2016 each consisted of 13 weeks.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Significant estimates include amounts for long-lived assets and income taxes. Actual results could differ from those estimates.

New and Revised Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards (IFRS). The FASB has approved a one-year deferral of the effective date of ASU 2014-09, such that it will become effective for the annual period beginning after December 15, 2017. In addition, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to help provide interpretive clarifications on the new guidance in Accounting Standards Codification (ASC) Topic 606. The Company is currently evaluating the effect the overall impact that ASU 2014-09 will have on the Company’s consolidated financial statements, as well as the expected timing and method of adoption. Based on a preliminary assessment, the Company has determined that the adoption will not have a material impact on sandwich shop sales, but may impact franchise revenue and gift card breakage income. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which will replace the existing guidance in ASC 840, “Leases”. The pronouncement requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize a straight-line total lease expense. The pronouncement is effective for fiscal years beginning after December 15, 2018, including annual and interim periods thereafter. In addition, the pronouncement requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently evaluating the impact ASU 2016-02 will have on its financial position, results of operations and cash flows but expects that it will result in a material increase in its long-term assets and liabilities given the Company has a significant number of leases.

In March 2016, the FASB issued ASU No. 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products.” This pronouncement clarifies when it is acceptable to recognize the unredeemed portion of prepaid gift cards into income. This pronouncement is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is evaluating the impact this standard will have on its financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The pronouncement simplifies the accounting for the taxes related to stock-based compensation, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification within the statement of cash flows. The pronouncement is effective for annual periods beginning after December 15, 2016, including annual and interim periods thereafter. Potbelly adopted ASU 2016-09 in the first quarter of 2017. The primary impact of adoption was the recognition of excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments in the Income Statement as income tax expense instead of a component of equity recorded to paid-in capital. This aspect of the new guidance, which was required to be adopted prospectively, resulted in an additional income tax expense of $89 thousand for the 13 weeks ended March 26, 2017. Potbelly has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Excess income tax benefits and deficiencies from stock-based compensation arrangements are now classified as cash flow from operations, instead of as cash flow used in financing activities. The Company elected to apply this change in presentation prospectively and as such prior periods have not been adjusted. Additionally, in accordance with the new standard, the Company now excludes excess tax benefits and deficiencies from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350).” The new standard eliminates step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. Under current U.S. GAAP, to perform step 2 an entity must determine its implied fair value, which is determined in the same manner as the amount of goodwill recognized in a business combination. In addition to eliminating step 2, the new standard eliminates the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. Instead, all reporting units, even those with a zero or negative amount will apply the same impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The standard will be effective for Potbelly in the fiscal year beginning after December 15, 2019. Early adoption for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017 is permitted. This amendment is required to be applied on a prospective basis. Potbelly is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

(2) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of the Company’s shops during the 13 weeks ended March 26, 2017, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. The Company performed an impairment analysis related to these shops and recorded an impairment charge of $0.9 million for the 13 weeks ended March 26, 2017. There were no impairment charges for the 13 weeks ended March 27, 2016.

(3) Earnings Per Share

Basic and diluted income per common share attributable to common stockholders was calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding.

	For the 13 Weeks Ended
	March 26,	March 27,
	2017	2016
Net income attributable to Potbelly Corporation	$683	$1,088
Weighted average common shares outstanding-basic	25,099,962	26,259,593
Plus: Effect of potential stock options exercise	891,191	427,550
Plus: Effect of potential warrant exercise	91,325	45,912
Weighted average common shares outstanding-diluted	26,082,478	26,733,055
Income per share available to common stockholders-basic	$0.03	$0.04
Income per share available to common stockholders-diluted	$0.03	$0.04
Potentially dilutive shares that are considered anti-dilutive:
Common share options	980,332	1,472,785

(4) Income Taxes

The Company recognized income tax expense of $0.6 million on pre-tax income of $1.2 million, or an effective tax rate of 44.8%, for the 13 weeks ended March 26, 2017, compared to income tax expense of $0.7 million on pre-tax income of $1.9 million, or an effective tax rate of 39.4%, for the 13 weeks ended March 27, 2016. The effective tax rate was above the federal statutory rate due to: (i) the adoption of ASU 2016-09, which increased the Company’s tax rate by approximately 7.2%, (ii) other discrete items, which increased the tax rate by approximately 1.6% and (iii) state income taxes. These increases were partially offset by certain federal and state tax credits. See Note 1 for additional information regarding the adoption of ASU 2016-09.

(5) Capital Stock

On September 8, 2016, the Company announced that its Board of Directors authorized a share repurchase program of up to $30.0 million of the Company’s common stock. The Company’s previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. During the 13 weeks ended March 26, 2017, the Company repurchased 152,558 shares of its common stock for approximately $2.0 million, including cost and commission, in open market transactions. As of March 26, 2017, the remaining dollar value of authorization under the share repurchase program was $25.7 million, which does not include commission. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

(6) Stock-Based Compensation

During the 13 weeks ended March 26, 2017, the Company issued 71,778 stock options under the 2013 Long-Term Incentive Plan to eligible employees. The fair value of the options was determined using the Black-Scholes option pricing model. The weighted average fair value of options granted during the 13 weeks ended March 26, 2017 was $5.06 per share, as estimated using the following weighted average assumptions: expected life of options – 6.25 years; volatility – 35.66%; risk-free interest rate – 2.31%; and dividend yield – 0.0%. The Company used the simplified method for determining the expected life of the options. The expected volatility of the options was calculated using the Company’s historical data.

A summary of activity for the 13 weeks ended March 26, 2017 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 25, 2016	4,013	$10.61	$13,455	4.78
Granted	72	12.90
Exercised	(60)	9.20
Canceled	(20)	15.56
Outstanding—March 26, 2017	4,005	10.65	$12,621	4.66
Exercisable—March 26, 2017	3,127	9.88	$12,088	3.67

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite employee service period, which is generally the vesting period of the grant, with a corresponding increase to additional paid-in-capital. For the 13 weeks ended March 26, 2017 and March 27, 2016, the Company recognized stock-based compensation expense of $0.8 million and $0.7 million, respectively. As of March 26, 2017, unrecognized stock-based compensation expense was $4.8 million, which will be recognized through fiscal year 2021. The Company records stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.

(7) Commitments and Contingencies

In 2016, the Company received notice of a potential claim alleging that it violated the Fair Labor Standards Act by not paying overtime to its assistant managers, whom the Company had classified as exempt employees. Although the Company believes that its assistant managers were properly classified as exempt under both federal and state laws, the Company agreed to mediate the matter. On February 20, 2017, the parties entered into a Settlement Agreement and Release whereby participating assistant managers agreed to release the Company from all federal and/or state wage and hour claims in exchange for a gross settlement amount of $1.3 million. As part of the settlement process, a complaint was filed on February 17, 2017 in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. A motion seeking the Court’s approval of the settlement was filed on February 21, 2017, which was subsequently approved. In March 2017, the Company paid out the settlement, which was booked against the previously recorded liability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involves numerous risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.

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

We believe that a key to our past and future success is our culture. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission, Passion and Values and the foundation of everything we do. Our Vision is for our customers to feel that we are their “Neighborhood Sandwich Shop” and to tell others about their great experience. Our Mission is to make people really happy, to make more money, and to improve every day. Our Passion is to be “The Best Place for Lunch.” Our Values embody both how we lead and how we behave and form the cornerstone of our culture. We use simple language that resonates from the frontline associate to the most senior levels of the organization, creating shared expectations and accountabilities in how we approach our day-to-day activities. We strive to be a fun, friendly and hardworking group of people who enjoy taking care of our customers, while at the same time taking care of each other.

The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 27, 2015	372	24	12	36	408
Shops opened	5	2	—	2	7
Shops as of March 27, 2016	377	26	12	38	415

Shops as of December 25, 2016	411	30	13	43	454
Shops opened	3	6	2	8	11
Shops closed	(1)	—	—	—	(1)
Shops as of March 26, 2017	413	36	15	51	464

13 Weeks Ended March 26, 2017 Compared to 13 Weeks Ended March 27, 2016

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	March 26, 2017	% of Revenues	March 27, 2016	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$100,859	99.2%	$95,426	99.4%	$5,433	5.7%
Franchise royalties and fees	840	0.8	529	0.6	311	58.8
Total revenues	101,699	100.0	95,955	100.0	5,744	6.0

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	26,663	26.2	26,246	27.4	417	1.6
Labor and related expenses	30,462	30.0	28,162	29.3	2,300	8.2
Occupancy expenses	14,169	13.9	12,757	13.3	1,412	11.1
Other operating expenses	11,633	11.4	10,545	11.0	1,088	10.3
General and administrative expenses	10,352	10.2	10,523	11.0	(171)	(1.6)
Depreciation expense	6,199	6.1	5,664	5.9	535	9.4
Pre-opening costs	73	*	152	0.2	(79)	(52.0)
Impairment and loss on disposal of property and equipment	885	0.9	17	*	868	>100
Total expenses	100,436	98.8	94,066	98.0	6,370	6.8
Income from operations	1,263	1.2	1,889	2.0	(626)	(33.1)

Interest expense	28	*	28	*	0	0.0
Income before income taxes	1,235	1.2	1,861	1.9	(626)	(33.6)
Income tax expense	553	0.5	733	0.8	(180)	(24.6)
Net income	682	0.7	1,128	1.2	(446)	(39.5)
Net income (loss) attributable to non-controlling interest	(1)	*	40	*	(41)	(102.5)
Net income attributable to Potbelly Corporation	$683	0.7%	$1,088	1.1%	$(405)	(37.2)%

_______________

*	Amount was less than 0.1%

Revenues

Total revenues increased by $5.7 million, or 6.0%, to $101.7 million during the 13 weeks ended March 26, 2017, from $96.0 million during the 13 weeks ended March 27, 2016. The revenue growth was driven by an increase in sales of $8.6 million from shops not yet in our company-operated comparable store sales base and an increase of $0.3 million from franchise royalties and fees. These increases were partially offset by a decrease in sales of $2.8 million, or 3.1%, from company-operated comparable store shops and a decline of $0.3 million from shops that have closed. The decrease in company-operated comparable store sales resulted primarily from a decrease in traffic partially offset by certain menu price increases.

In February 2017, the City of Chicago's Department of Aviation approved the award of the Midway International Airport dining concessions to a development group whose proposal did not include an extension of our lease at the airport. In March 2017, we were notified by the City that the new development group will take over the space of our shop at Midway by the middle of May 2017. For the year ended December 25, 2016, our Midway shop represented approximately $7.8 million in revenue and approximately $2.0 million in income before income taxes.

Cost of Goods Sold

Cost of goods sold increased by $0.4 million, or 1.6%, to $26.7 million during the 13 weeks ended March 26, 2017, from $26.2 million during the 13 weeks ended March 27, 2016, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 26.2% during the 13 weeks ended March 26, 2017, from 27.4% during the 13 weeks ended March 27, 2016, primarily driven by certain menu price increases and lower commodity costs.

Labor and Related Expenses

Labor and related expenses increased by $2.3 million, or 8.2%, to $30.5 million during the 13 weeks ended March 26, 2017, from $28.2 million during the 13 weeks ended March 27, 2016, primarily due to new shop openings and minimum wage increases in certain states. As a percentage of revenues, labor and related expenses increased to 30.0% during the 13 weeks ended March 26, 2017, from 29.3% during the 13 weeks ended March 27, 2016, primarily driven by a decrease in company-operated comparable store shop revenue and minimum wage increases in certain states.

Occupancy Expenses

Occupancy expenses increased by $1.4 million, or 11.1%, to $14.2 million during the 13 weeks ended March 26, 2017, from $12.8 million during the 13 weeks ended March 27, 2016, primarily due to new shop openings and increases in real estate taxes and common area maintenance. As a percentage of revenues, occupancy expenses increased to 13.9% during the 13 weeks ended March 26, 2017, from 13.3% during the 13 weeks ended March 27, 2016, primarily due to a decrease in company-operated comparable store shop revenue and real estate taxes and common area maintenance.

Other Operating Expenses

Other operating expenses increased by $1.1 million, or 10.3%, to $11.6 million during the 13 weeks ended March 26, 2017, from $10.5 million during the 13 weeks ended March 27, 2016. The increase was attributable to new shop openings as well as higher marketing costs, credit card fees and utility costs. As a percentage of revenues, other operating expenses increased to 11.4% during the 13 weeks ended March 26, 2017, from 11.0% during the 13 weeks ended March 27, 2016, primarily driven by a decrease in company-operated comparable store shop revenue and higher credit card fees and utilities.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million, or 1.6%, to $10.4 million during the 13 weeks ended March 26, 2017, from $10.5 million during the 13 weeks ended March 27, 2016. The decrease was driven primarily by lower advertising and performance-based incentive expenses. As a percentage of revenues, general and administrative expenses decreased to 10.2% during the 13 weeks ended March 26, 2017, from 11.0% during the 13 weeks ended March 27, 2016, primarily due to the lower advertising and performance-based incentive expenses.

Depreciation Expense

Depreciation expense increased by $0.5 million, or 9.4%, to $6.2 million during the 13 weeks ended March 26, 2017, from $5.7 million during the 13 weeks ended March 27, 2016, primarily due to a higher depreciable base related to new shops and existing shop capital investments. As a percentage of revenues, depreciation increased to 6.1% during the 13 weeks ended March 26, 2017, from 5.9% during the 13 weeks ended March 27, 2016, driven by a decrease in company-operated comparable store shop revenue and a higher depreciable base related to new shops and existing shop capital investments.

Pre-Opening Costs

Pre-opening costs decreased by $0.1 million, or 52.0%, to $0.1 million during the 13 weeks ended March 26, 2017, from $0.2 million during the 13 weeks ended March 27, 2016, primarily due to the timing of new shop openings during the 13 weeks ended March 26, 2017 compared to the 13 weeks ended March 27, 2016.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $0.9 million during the 13 weeks ended March 26, 2017, compared to $17 thousand during the 13 weeks ended March 27, 2016. After performing a periodic review of our shops during the first quarter of 2017, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.9 million for the excess of the carrying amount recorded on our balance sheet over the shops’ estimated fair value.

Interest Expense

Interest expense was $28 thousand during the 13 weeks ended March 26, 2017 and the 13 weeks ended March 27, 2016.

Income Tax Expense

Income tax expense decreased by $0.2 million, or 24.6%, to $0.6 million for the 13 weeks ended March 26, 2017, from $0.7 million for the 13 weeks ended March 27, 2016 primarily attributable to changes in pre-tax book income and the adoption of ASU-2016-09, which results in the tax effects of equity-based compensation being recorded through the income statement rather than equity under prior guidance. For the 13 weeks ended March 26, 2017, the effective tax rate was 44.8%, compared to 39.4% for the 13 weeks ended March 27, 2016. The increase in the effective tax rate was primarily driven by the net effect of the adoption of ASU 2016-09 for stock-based compensation, which increased our tax rate by approximately 7.2%. See Note 1 to the condensed consolidated financial statements for additional information regarding the adoption of ASU 2016-09.

Liquidity and Capital Resources

General

Our ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents and our credit facility. Our primary requirements for liquidity and capital are new shop openings, existing shop capital investments (maintenance and improvements), repurchases of our common stock, lease obligations, purchases of existing franchise-operated shops and general corporate needs. Our requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Therefore, we are able to sell certain inventory items before we have to pay our suppliers. Our shops do not require significant inventories or receivables. We believe that these sources of liquidity and capital will be sufficient to finance our continued operations and expansion plans for at least the next twelve months.

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 13 Weeks Ended
	March 26,	March 27,
	2017	2016
Net cash provided by (used in):
Operating activities	$12,420	$11,893
Investing activities	(6,927)	(6,618)
Financing activities	(1,496)	(3,795)
Net decrease in cash	$3,997	$1,480

Operating Activities

Net cash provided by operating activities increased to $12.4 million for the 13 weeks ended March 26, 2017, from $11.9 million for the 13 weeks ended March 27, 2016. The $0.5 million increase was primarily attributable to an increase of $0.2 million in net shop-level profits. The remainder of the increase was primarily driven by changes in certain working capital accounts mainly due to timing.

Investing Activities

Net cash used in investing activities increased to $6.9 million for the 13 weeks ended March 26, 2017, from $6.6 million for the 13 weeks ended March 27, 2016. The increase was primarily due to construction costs for three new company-operated shops opened for the 13 weeks ended March 26, 2017 compared to five new company-operated shops opened for the 13 weeks ended March 27, 2016 at a higher average cost per shop in 2017 as well as capital expenditures for future shop openings, maintaining our existing shops and certain other projects.

Financing Activities

Net cash used in financing activities decreased to $1.5 million for the 13 weeks ended March 26, 2017, from $3.8 million for the 13 weeks ended March 27, 2016. The decrease in net cash used was primarily driven by $2.0 million of treasury stock repurchased during the 13 weeks ended March 26, 2017 compared to $4.4 million during the 13 weeks ended March 27, 2016.

Stock Repurchase Program

On September 8, 2016, the Company announced that its Board of Directors authorized a share repurchase program of up to $30.0 million of the Company’s common stock. The Company’s previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act or in privately negotiated transactions. During the 13 weeks ended March 26, 2017, the Company repurchased 152,558 shares of our common stock for approximately $2.0 million, including cost and commission, in open market transactions. As of March 26, 2017, the remaining dollar value of authorization under the share repurchase program was $25.7 million, which does not include commission. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

Credit Facility

On December 9, 2015, we entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50 million, with possible future increases to $75 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we are required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon our consolidated total leverage ratio. So long as the leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that we may make. As of March 26, 2017, we had no amounts outstanding under the credit facility.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Significant estimates include amounts for long-lived assets and income taxes. Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of our financial condition and operating results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are identified and described in our annual consolidated financial statements and related notes.

Off-Balance Sheet Arrangements

As of March 26, 2017, we do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

New and Revised Financial Accounting Standards

See Note 1 to the Consolidated Financial Statements for a description of recently issued Financial Accounting Standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2016. Our exposures to market risk have not changed materially since December 25, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 26, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 26, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 26, 2017 that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 7 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2016. There have been no material changes to our Risk Factors as previously reported.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended March 26, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
December 26, 2016 - January 22, 2017	15,600	$13.33	15,600	$27,474,918
January 23, 2017 - February 19, 2017	76,196	$12.91	76,196	$26,490,984
February 20, 2017 - March 26, 2017	60,762	$13.05	60,762	$25,697,948
Total:	152,558		152,558

_______________

(1)	Average price paid per share excludes commissions.
(2)

On September 8, 2016, the Company announced that its Board of Directors approved a share repurchase program, authorizing us to repurchase up to $30.0 million of our common stock. The Company’s previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. No time limit has been set for the completion of the repurchase program, and the program may be suspended or discontinued at any time.

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

POTBELLY CORPORATION

Date: May 3, 2017	By:	/s/ Michael Coyne
Michael Coyne
Chief Financial Officer
(Principal Financial Officer)