Form 10-Q
period 2017-06-25
POTBELLY CORP
filed 2017-08-04
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 25, 2017

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 Par Value – 25,125,482 shares as of June 25, 2017

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Potbelly Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	June 25,	December 25,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$21,182	$23,379
Accounts receivable, net of allowances of $159 and $78 as of June 25, 2017 and December 25, 2016, respectively	5,576	3,787
Inventories	3,321	3,365
Prepaid expenses and other current assets	9,198	8,020
Total current assets	39,277	38,551

Property and equipment, net	105,270	107,074
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred income taxes, non-current	18,436	19,410
Deferred expenses, net and other assets	4,856	4,784
Total assets	$173,465	$175,445

Liabilities and Equity
Current liabilities
Accounts payable	$4,159	$3,111
Accrued expenses	19,721	23,082
Accrued income taxes	68	1,622
Total current liabilities	23,948	27,815

Deferred rent and landlord allowances	22,174	21,076
Other long-term liabilities	2,574	2,318
Total liabilities	48,696	51,209

Stockholders’ equity
Common stock, $0.01 par value—authorized 200,000,000 shares; outstanding 25,125,482 and 25,139,127 shares as of June 25, 2017 and December 25, 2016, respectively	313	309
Warrants	—	909
Additional paid-in-capital	413,539	407,622
Treasury stock, held at cost, 6,166,996 and 5,753,412 shares as of June 25, 2017, and December 25, 2016, respectively	(77,317)	(72,321)
Accumulated deficit	(212,489)	(213,034)
Total stockholders’ equity	124,046	123,485
Non-controlling interest	723	751
Total stockholders' equity	124,769	124,236

Total liabilities and equity	$173,465	$175,445

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2017	2016	2017	2016
Revenues
Sandwich shop sales, net	$107,382	$104,466	$208,241	$199,892
Franchise royalties and fees	754	570	1,594	1,099
Total revenues	108,136	105,036	209,835	200,991

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	28,635	28,500	55,298	54,746
Labor and related expenses	31,564	29,935	62,026	58,097
Occupancy expenses	14,269	13,174	28,438	25,931
Other operating expenses	12,252	10,687	23,885	21,232
General and administrative expenses	10,919	10,305	21,271	20,828
Depreciation expense	6,446	5,676	12,645	11,340
Pre-opening costs	546	239	619	391
Impairment and loss on disposal of property and equipment	3,341	1,008	4,226	1,025
Total expenses	107,972	99,524	208,408	193,590
Income from operations	164	5,512	1,427	7,401

Interest expense	41	41	69	69
Income before income taxes	123	5,471	1,358	7,332
Income tax expense	186	2,039	739	2,772
Net income (loss)	(63)	3,432	619	4,560
Net income attributable to non-controlling interest	75	59	74	99
Net income (loss) attributable to Potbelly Corporation	$(138)	$3,373	$545	$4,461

Net income (loss) per common share attributable to common stockholders:
Basic	$(0.01)	$0.13	$0.02	$0.17
Diluted	$(0.01)	$0.13	$0.02	$0.17
Weighted average shares outstanding:
Basic	25,033,868	25,818,571	25,066,374	26,039,082
Diluted	25,033,868	26,459,087	25,981,051	26,597,012

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts in thousands, except share data, unaudited)

	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 27, 2015	26,304,261	$303	$(50,000)	$909	$399,458	$(221,246)	$789	$130,213
Net income	—	—	—	—	—	4,461	99	4,560
Stock-based compensation plans	322,125	3	—	—	3,645	—	—	3,648
Excess tax benefits associated with exercise of stock options	—	—	—	—	16	—	—	16
Repurchases of common stock	(1,268,844)	—	(16,622)	—	—	—	—	(16,622)
Distributions to non- controlling interest	—	—	—	—	—	—	(159)	(159)
Amortization of stock-based compensation	—	—	—	—	1,466	—	—	1,466
Balance at June 26, 2016	25,357,542	$306	$(66,622)	$909	$404,585	$(216,785)	$729	$123,122
Balance at December 25, 2016	25,139,127	$309	$(72,321)	$909	$407,622	$(213,034)	$751	$124,236
Net income	—	—	—	—	—	545	74	619
Stock-based compensation plans	158,235	2	—	—	1,113	—	—	1,115
Exercise of stock warrants	241,704	2	—	(909)	2,879	—	—	1,972
Repurchases of common stock	(413,584)	—	(4,996)	—	—	—	—	(4,996)
Distributions to non- controlling interest	—	—	—	—	—	—	(113)	(113)
Contributions from non- controlling interest	—	—	—	—	—	—	11	11
Amortization of stock-based compensation	—	—	—	—	1,925	—	—	1,925
Balance at June 25, 2017	25,125,482	$313	$(77,317)	$—	$413,539	$(212,489)	$723	$124,769

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 26 Weeks Ended
	June 25,	June 26,
	2017	2016
Cash flows from operating activities:
Net income	$619	$4,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,645	11,340
Deferred income tax	974	293
Deferred rent and landlord allowances	1,097	579
Amortization of stock compensation expense	1,925	1,466
Excess tax deficiency (benefit) from stock-based compensation	89	(16)
Asset impairment, store closure and disposal of property and equipment	4,262	1,028
Amortization of debt issuance costs	18	16
Changes in operating assets and liabilities:
Accounts receivable, net	(1,789)	(93)
Inventories	43	138
Prepaid expenses and other assets	(1,376)	4,616
Accounts payable	554	(1,511)
Accrued and other liabilities	(3,921)	1,737
Net cash provided by operating activities	15,140	24,153

Cash flows from investing activities:
Acquisition of franchise shop	—	(1,108)
Purchases of property and equipment	(15,326)	(12,178)
Net cash used in investing activities	(15,326)	(13,286)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,115	3,813
Proceeds from exercise of stock warrants	1,972	—
Treasury stock repurchases	(4,996)	(16,622)
Excess tax benefit from stock-based compensation	—	16
Contributions from non-controlling interest	11	—
Distribution to non-controlling interest	(113)	(159)
Net cash used in financing activities	(2,011)	(12,952)

Net decrease in cash and cash equivalents	(2,197)	(2,085)
Cash and cash equivalents at beginning of period	23,379	32,006
Cash and cash equivalents at end of period	$21,182	$29,921

Supplemental cash flow information:
Income taxes paid	$3,253	$714
Interest paid	53	57
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$2,397	$1,580

See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly-owned subsidiaries, operates or franchises Potbelly Sandwich Shops in 31 states and the District of Columbia. The Company also sells and administers franchises of Potbelly Sandwich Shops. The first domestic franchise location administered by the Company opened during February 2011. Additionally, in February 2011, the Company opened its first international franchise in the Middle East. In July 2015, the Company opened its first franchise shop in the United Kingdom and in October 2016, the Company opened its first franchise shop in Canada. Additionally, during April 2016, the Company transitioned a franchise shop to a company-operated shop for a purchase price of $1.1 million. The Company recorded $0.8 million of goodwill related to the transaction. The Company believes this acquisition is immaterial.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2016. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission’s (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 25, 2017 and December 25, 2016, its statement of operations for the 13 and 26 weeks ended June 25, 2017 and June 26, 2016 and its statement of cash flows for the 26 weeks ended June 25, 2017 and June 26, 2016 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2017 consists of 53 weeks and 2016 consisted of 52 weeks. The fiscal quarters ended June 25, 2017 and June 26, 2016 each consisted of 13 weeks.

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

New and Revised Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards (IFRS). The FASB approved a one-year deferral of the effective date of ASU 2014-09, such that it will become effective for the annual period beginning after December 15, 2017. In addition, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to help provide interpretive clarifications on the new guidance in Accounting Standards Codification (ASC) Topic 606. Potbelly will adopt the standard effective the first quarter of 2018 and apply the amendments using the modified retrospective method. Based on a preliminary assessment, the Company has determined that the adoption will not have a material impact on sandwich shop sales, but may impact franchise revenue and gift card breakage. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which will replace the existing guidance in ASC 840, “Leases.” The pronouncement requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize a straight-line total lease expense. The pronouncement is effective for fiscal years beginning after December 15, 2018, including annual and interim periods thereafter. In addition, the pronouncement requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently evaluating the impact ASU 2016-02 will have on its financial position, results of operations and cash flows but expects that it will result in a material increase in its long-term assets and liabilities given the Company has a significant number of leases.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The pronouncement simplifies the accounting for the taxes related to stock-based compensation, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification within the statement of cash flows. The pronouncement is effective for annual periods beginning after December 15, 2016, including annual and interim periods thereafter. Potbelly adopted ASU 2016-09 in the first quarter of 2017. The primary impact of adoption was the recognition of excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments in the Income Statement as income tax expense instead of a component of equity recorded to paid-in capital. This aspect of the new guidance, which was required to be adopted prospectively, resulted in an additional income tax expense of $158 thousand and $247 thousand for the 13 weeks and 26 weeks ended June 25, 2017, respectively. Potbelly has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Excess income tax benefits and deficiencies from stock-based compensation arrangements are now classified as cash flow from operations, instead of as cash flow used in financing activities. The Company elected to apply this change in presentation prospectively and as such prior periods have not been adjusted. Additionally, in accordance with the new standard, the Company now excludes excess tax benefits and deficiencies from the assumed proceeds available to repurchase shares in the computation of the Company’s diluted earnings per share.

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

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of the Company’s shops during the 13 weeks and 26 weeks ended June 25, 2017, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis related to these shops and recorded an impairment charge of $3.3 million and $4.2 million for the 13 and 26 weeks ended June 25, 2017, respectively. The company recorded an impairment charge of $1.0 million for the 13 and 26 weeks ended June 26, 2016.

(3) Earnings (Loss) Per Share

Basic and diluted income per common share attributable to common stockholders was calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the 13 weeks ended June 25, 2017, the Company had a loss per share, therefore, shares were excluded for potential stock option exercises and warrant exercises.

The following table summarizes the earnings per share calculation:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2017	2016	2017	2016
Net income (loss) attributable to Potbelly Corporation	$(138)	$3,373	$545	$4,461
Weighted average common shares outstanding-basic	25,033,868	25,818,571	25,066,374	26,039,082
Plus: Effect of potential stock options exercise	—	581,971	831,927	504,761
Plus: Effect of potential warrant exercise	—	58,545	82,750	53,169
Weighted average common shares outstanding-diluted	25,033,868	26,459,087	25,981,051	26,597,012
Income (loss) per share available to common stockholders-basic	$(0.01)	$0.13	$0.02	$0.17
Income (loss) per share available to common stockholders-diluted	$(0.01)	$0.13	$0.02	$0.17
Potentially dilutive shares that are considered anti-dilutive:
Common share options	4,030,128	1,003,718	1,109,681	1,238,252

(4) Income Taxes

The Company recognized income tax expense of $0.2 million on pre-tax income of $0.1 million, or an effective tax rate of 151.2%, for the 13 weeks ended June 25, 2017, compared to income tax expense of $2.0 million on pre-tax income of $5.5 million, or an effective tax rate of 37.3%, for the 13 weeks ended June 26, 2016. The Company recognized income tax expense of $0.7 million on pre-tax income of $1.4 million, or an effective tax rate of 54.4%, for the 26 weeks ended June 25, 2017, compared to income tax expense of $2.8 million on pre-tax income of $7.3 million, or an effective tax rate of 37.8%, for the 26 weeks ended June 26, 2016. The effective tax rate was above the federal statutory rate primarily due to the adoption of ASU 2016-09, which increased the Company’s tax rate by 129.5% for the 13 weeks ended June 26, 2017 and 18.2% for the 26 weeks ended June 26, 2017 and state income taxes. These increases were partially offset by certain federal and state tax credits. See Note 1 for additional information regarding the adoption of ASU 2016-09.

(5) Capital Stock

On September 8, 2016, the Company announced that its Board of Directors authorized a share repurchase program of up to $30.0 million of the Company’s common stock. The Company’s previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. During the 26 weeks ended June 25, 2017, the Company repurchased 413,584 shares of its common stock for approximately $5.0 million, including cost and commission, in open market transactions. As of June 25, 2017, the remaining dollar value of authorization under the share repurchase program was $22.7 million, which does not include commission. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

(6) Stock-Based Compensation

Stock options are awarded under the 2013 Long-Term Incentive Plan to eligible employees. The fair value of stock options is determined using the Black-Scholes option pricing model. The weighted average fair value of options granted during the 26 weeks ended June 25, 2017 was $4.58 per share, as estimated using the following weighted average assumptions: expected life of options – 6.25 years; volatility – 36.37%; risk-free interest rate – 2.23%; and dividend yield – 0.0%. The Company used the simplified method for determining the expected life of the options. The expected volatility of the options was calculated using the Company’s historical data.

A summary of activity for the 26 weeks ended June 25, 2017 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 25, 2016	4,013	$10.61	$13,455	4.78
Granted	263	11.55
Exercised	(117)	9.57
Canceled	(54)	14.98
Outstanding—June 25, 2017	4,105	$10.64	$7,425	4.69
Exercisable—June 25, 2017	3,124	$9.94	$7,140	3.56

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant, with a corresponding increase to additional paid-in-capital. For the 13 and 26 weeks ended June 25, 2017, the Company recognized stock-based compensation expense of $1.1 million and $1.9 million, respectively. $0.2 million of the stock-based compensation expense was related to Chief Executive Officer (CEO) transition costs. For the 13 and 26 weeks ended June 26, 2016, the Company recognized stock-based compensation of $0.8 million and $1.5 million, respectively. As of June 25, 2017, unrecognized stock-based compensation expense was $6.4 million, which will be recognized through fiscal year 2021. The Company records stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.

In May 2017, the Company issued 153,369 shares of restricted stock units (“RSUs”) to certain non-employee members of its Board of Directors and the senior leadership team. The RSUs had a grant-date fair value of $11.05 upon issuance. The Board of Director grants have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The senior leadership team grants vest in one-third increments over a three-year period beginning in March 2018. In May 2016, the Company issued 52,558 shares of RSUs to certain non-employee members of its Board of Directors. The RSUs had a grant-date fair value of $13.27 upon issuance and have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.

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

Overview

Potbelly Corporation (the “Company” or “Potbelly”) is a fast-growing neighborhood sandwich concept offering toasty warm sandwiches, signature salads and other fresh menu items served by engaging people in an environment that reflects the Potbelly brand. Our combination of product, people and place is how we deliver on our passion to be “The Best Place for Lunch.” Our sandwiches, salads and hand-dipped milkshakes are all made fresh to order and our cookies are baked fresh each day. Our employees are trained to engage with our customers in a genuine way to provide a personalized experience. Our shops feature vintage design elements and locally-themed décor inspired by the neighborhood that we believe create a lively atmosphere. Through this combination, we believe we are creating a devoted base of Potbelly fans that return again and again and that we are expanding one sandwich shop at a time.

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

The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 27, 2015	372	24	12	36	408
Shops opened	9	4	1	5	14
Shops purchased from franchisee	1	(1)	—	(1)	—
Shops closed	—	—	(1)	(1)	(1)
Shops as of June 26, 2016	382	27	12	39	421

Shops as of December 25, 2016	411	30	13	43	454
Shops opened	16	8	3	11	27
Shops closed	(3)	—	—	—	(3)
Shops as of June 25, 2017	424	38	16	54	478

13 Weeks Ended June 25, 2017 Compared to 13 Weeks Ended June 26, 2016

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	June 25, 2017	% of Revenues	June 26, 2016	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$107,382	99.3%	$104,466	99.5%	$2,916	2.8%
Franchise royalties and fees	754	0.7	570	0.5	184	32.3
Total revenues	108,136	100.0	105,036	100.0	3,100	3.0

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	28,635	26.5	28,500	27.1	135	0.5
Labor and related expenses	31,564	29.2	29,935	28.5	1,629	5.4
Occupancy expenses	14,269	13.2	13,174	12.5	1,095	8.3
Other operating expenses	12,252	11.2	10,687	10.2	1,565	14.6
General and administrative expenses	10,919	10.1	10,305	9.8	614	6.0
Depreciation expense	6,446	6.0	5,676	5.4	770	13.6
Pre-opening costs	546	0.5	239	0.2	307	>100
Impairment and loss on disposal of property and equipment	3,341	3.1	1,008	1.0	2,333	>100
Total expenses	107,972	99.8	99,524	94.8	8,448	8.5
Income from operations	164	0.2	5,512	5.2	(5,348)	(97.0)

Interest expense	41	*	41	*	—	—
Income before income taxes	123	0.1	5,471	5.2	(5,348)	(97.8)
Income tax expense	186	0.2	2,039	1.9	(1,853)	(90.9)
Net income (loss)	(63)	*	3,432	3.3	(3,495)	>(100)
Net income attributable to non-controlling interest	75	*	59	*	16	27.1
Net income (loss) attributable to Potbelly Corporation	$(138)	(0.1)%	$3,373	3.2%	$(3,511)	>(100)%

*	Amount was less than 0.1%

Revenues

Total revenues increased by $3.1 million, or 3.0%, to $108.1 million during the 13 weeks ended June 25, 2017, from $105.0 million during the 13 weeks ended June 26, 2016. The revenue growth was driven by an increase in sales of $9.5 million from shops not yet in our company-operated comparable store sales base and an increase of $0.2 million from franchise royalties and fees. These increases were partially offset by a decrease in sales of $5.1 million, or 4.9%, from company-operated comparable store shops and a decline of $1.6 million from shops that have closed. The decrease in company-operated comparable store sales resulted primarily from a decrease in traffic partially offset by certain menu price increases.

Cost of Goods Sold

Cost of goods sold increased by $0.1 million, or 0.5%, to $28.6 million during the 13 weeks ended June 25, 2017, from $28.5 million during the 13 weeks ended June 26, 2016, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 26.5% during the 13 weeks ended June 25, 2017, from 27.1% during the 13 weeks ended June 26, 2016, primarily driven by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $1.6 million, or 5.4%, to $31.6 million during the 13 weeks ended June 25, 2017, from $29.9 million during the 13 weeks ended June 26, 2016, primarily due to new shop openings and inflationary wage increases in certain states. As a percentage of revenues, labor and related expenses increased to 29.2% during the 13 weeks ended June 25, 2017, from 28.5% during the 13 weeks ended June 26, 2016, primarily driven by a decrease in company-operated comparable store shop revenue and inflationary wage increases in certain states.

Occupancy Expenses

Occupancy expenses increased by $1.1 million, or 8.3%, to $14.3 million during the 13 weeks ended June 25, 2017, from $13.2 million during the 13 weeks ended June 26, 2016, primarily due to new shop openings and an increase in real estate taxes and common area maintenance. As a percentage of revenues, occupancy expenses increased to 13.2% during the 13 weeks ended June 25, 2017, from 12.5% during the 13 weeks ended June 26, 2016, primarily due to a decrease in company-operated comparable store shop revenue and an increase in real estate taxes and common area maintenance.

Other Operating Expenses

Other operating expenses increased by $1.6 million, or 14.6%, to $12.3 million during the 13 weeks ended June 25, 2017, from $10.7 million during the 13 weeks ended June 26, 2016. The increase was attributable to new shop openings as well as higher utility costs and credit card fees. As a percentage of revenues, other operating expenses increased to 11.2% during the 13 weeks ended June 25, 2017, from 10.2% during the 13 weeks ended June 26, 2016, primarily driven by a decrease in company-operated comparable store shop revenue and higher utility expense.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 6.0%, to $10.9 million during the 13 weeks ended June 25, 2017, from $10.3 million during the 13 weeks ended June 26, 2016. The increase was driven primarily by Chief Executive Officer (CEO) transition costs of $1.0 million. This increase was partially offset by lower performance-based incentive expenses. As a percentage of revenues, general and administrative expenses increased to 10.1% during the 13 weeks ended June 25, 2017, from 9.8% during the 13 weeks ended June 26, 2016, primarily due to CEO transition costs of $1.0 million. This increase was partially offset by lower performance-based incentive expenses.

Depreciation Expense

Depreciation expense increased by $0.8 million, or 13.6%, to $6.4 million during the 13 weeks ended June 25, 2017, from $5.7 million during the 13 weeks ended June 26, 2016, primarily due to a higher depreciable base related to new shops and existing shop capital investments. As a percentage of revenues, depreciation increased to 6.0% during the 13 weeks ended June 25, 2017, from 5.4% during the 13 weeks ended June 26, 2016, driven by a decrease in company-operated comparable store shop revenue and a higher depreciable base related to new shops and existing shop capital investments.

Pre-Opening Costs

Pre-opening costs increased by $0.3 million, or 128.5%, to $0.5 million during the 13 weeks ended June 25, 2017, from $0.2 million during the 13 weeks ended June 26, 2016.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $3.3 million during the 13 weeks ended June 25, 2017, from $1.0 million during the 13 weeks ended June 26, 2016. After performing periodic reviews of Company shops during the second quarter of 2017, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed impairment analyses related to these shops and recorded an impairment charge of $3.3 million for the excess of the carrying amount recorded on our balance sheet over the shops’ estimated fair value. We perform impairment analyses on a quarterly basis which involve significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on our current projections, no impairment, beyond what has already been recorded, has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

Interest Expense

Interest expense was $41 thousand during the 13 weeks ended June 25, 2017 and June 26, 2016.

Income Tax Expense

Income tax expense decreased by $1.9 million, or 90.9%, to $0.2 million for the 13 weeks ended June 25, 2017, from $2.0 million for the 13 weeks ended June 26, 2016, primarily attributable to changes in pre-tax book income. The decrease was partially offset by the adoption of Accounting Standards Update (ASU) 2016-09, which resulted in the tax effects of equity-based compensation being recorded through the income statement rather than equity. For the 13 weeks ended June 25, 2017, the effective tax rate was 151.2%, compared to 37.3% for the 13 weeks ended June 26, 2016. The increase in the effective tax rate was driven by the net effect of the adoption of ASU 2016-09 for stock-based compensation, which increased our tax rate by 129.5%. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the adoption of ASU 2016-09.

26 Weeks Ended June 25, 2017 Compared to 26 Weeks Ended June 26, 2016

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 26 Weeks Ended
	June 25, 2017	% of Revenues	June 26, 2016	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$208,241	99.2%	$199,892	99.5%	$8,349	4.2%
Franchise royalties and fees	1,594	0.8	1,099	0.5	495	45.0
Total revenues	209,835	100.0	200,991	100.0	8,844	4.4

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	55,298	26.4	54,746	27.2	552	1.0
Labor and related expenses	62,026	29.6	58,097	28.9	3,929	6.8
Occupancy expenses	28,438	13.6	25,931	12.9	2,507	9.7
Other operating expenses	23,885	11.3	21,232	10.6	2,653	12.5
General and administrative expenses	21,271	10.1	20,828	10.4	443	2.1
Depreciation expense	12,645	6.0	11,340	5.6	1,305	11.5
Pre-opening costs	619	0.3	391	0.2	228	58.3
Impairment and loss on disposal of property and equipment	4,226	2.0	1,025	0.5	3,201	>100
Total expenses	208,408	99.3	193,590	96.3	14,818	7.7
Income from operations	1,427	0.7	7,401	3.7	(5,974)	(80.7)

Interest expense	69	*	69	*	—	—
Income before income taxes	1,358	0.6	7,332	3.6	(5,974)	(81.5)
Income tax expense	739	0.4	2,772	1.4	(2,033)	(73.3)
Net income	619	0.3	4,560	2.3	(3,941)	(86.4)
Net income attributable to non- controlling interests	74	*	99	*	(25)	(25.3)
Net income attributable to Potbelly Corporation	$545	0.3%	$4,461	2.2%	$(3,916)	(87.8)%

*	Amount was less than 0.1%

Revenues

Total revenues increased by $8.8 million, or 4.4%, to $209.8 million during the 26 weeks ended June 25, 2017, from $201.0 million during the 26 weeks ended June 26, 2016. The revenue growth was driven by an increase in sales of $18.1 million from shops not yet in our company-operated comparable store sales base and an increase of $0.5 million from franchise royalties and fees. These increases were partially offset by a decrease in sales of $7.9 million, or 4.0%, from company-operated comparable store shops and a decline of $1.9 million from shops that have closed. The decrease in company-operated comparable store sales resulted primarily from a decrease in traffic partially offset by certain menu price increases.

Cost of Goods Sold

Cost of goods sold increased by $0.6 million, or 1.0%, to $55.3 million during the 26 weeks ended June 25, 2017, from $54.7 million during the 26 weeks ended June 26, 2016, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 26.4% during the 26 weeks ended June 25, 2017, from 27.2% during the 26 weeks ended June 26, 2016, primarily driven by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $3.9 million, or 6.8%, to $62.0 million during the 26 weeks ended June 25, 2017, from $58.1 million during the 26 weeks ended June 26, 2016, primarily due to new shop openings and inflationary wage increases in certain states. As a percentage of revenues, labor and related expenses increased to 29.6% during the 26 weeks ended June 25, 2017, from 28.9% during the 26 weeks ended June 26, 2016, primarily driven by a decrease in company-operated comparable store shop revenue and inflationary wage increases in certain states.

Occupancy Expenses

Occupancy expenses increased by $2.5 million, or 9.7%, to $28.4 million during the 26 weeks ended June 25, 2017, from $25.9 million during the 26 weeks ended June 26, 2016, primarily due to new shop openings and an increase in real estate taxes and common area maintenance. As a percentage of revenues, occupancy expenses increased to 13.6% during the 26 weeks ended June 25, 2017, from 12.9% during the 26 weeks ended June 26, 2016, primarily due to a decrease in company-operated comparable store shop revenue and an increase in real estate taxes and common area maintenance.

Other Operating Expenses

Other operating expenses increased by $2.7 million, or 12.5%, to $23.9 million during the 26 weeks ended June 25, 2017, from $21.2 million during the 26 weeks ended June 26, 2016. The increase was attributable to new shop openings as well as higher utility costs and credit card fees. As a percentage of revenues, other operating expenses increased to 11.3% during the 26 weeks ended June 25, 2017, from 10.6% during the 26 weeks ended June 26, 2016, primarily driven by a decrease in company-operated comparable store shop revenue and higher utility expense.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million, or 2.1%, to $21.3 million during the 26 weeks ended June 25, 2017, from $20.8 million during the 26 weeks ended June 26, 2016. The increase was driven primarily by CEO transition costs of $1.0 million. This increase was partially offset by lower performance-based incentive expenses. As a percentage of revenues, general and administrative expenses decreased to 10.1% during the 26 weeks ended June 25, 2017, from 10.4% during the 26 weeks ended June 26, 2016, primarily due to lower performance-based incentive expenses. This decrease was partially offset by CEO transition costs of $1.0 million.

Depreciation Expense

Depreciation expense increased by $1.3 million, or 11.5%, to $12.6 million during the 26 weeks ended June 25, 2017, from $11.3 million during the 26 weeks ended June 26, 2016, primarily due to a higher depreciable base related to new shops and existing shop capital investments. As a percentage of revenues, depreciation increased to 6.0% during the 26 weeks ended June 25, 2017, from 5.6% during the 26 weeks ended June 26, 2016, driven by a decrease in company-operated comparable store shop revenue and a higher depreciable base related to new shops and existing shop capital investments.

Pre-Opening Costs

Pre-opening costs increased by $0.2 million, or 58.3%, to $0.6 million during the 26 weeks ended June 25, 2017, from $0.4 million during the 26 weeks ended June 26, 2016.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $4.2 million during the 26 weeks ended June 25, 2017, compared to $1.0 million during the 26 weeks ended June 26, 2016. After performing periodic reviews of Company shops during the first and second quarter of 2017, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed impairment analyses related to these shops and recorded impairment charges of $4.2 million for the excess of the carrying amount recorded on our balance sheet over the shops’ estimated fair value. We perform impairment analyses on a quarterly basis which involve significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on our current projections, no impairment, beyond what has already been recorded, has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

Interest Expense

Interest expense was $69 thousand during the 26 weeks ended June 25, 2017 and June 26, 2016.

Income Tax Expense

Income tax expense decreased by $2.0 million, or 73.3%, to $0.7 million for the 26 weeks ended June 25, 2017, from $2.8 million for the 26 weeks ended June 26, 2016, primarily attributable to changes in pre-tax book income. The decrease was partially offset by the adoption of ASU 2016-09, which resulted in the tax effects of equity-based compensation being recorded through the income statement rather than equity. For the 26 weeks ended June 25, 2017, the effective tax rate was 54.4%, compared to 37.8% for the 26 weeks ended June 26, 2016. The increase in the effective tax rate was primarily driven by the net effect of the adoption of ASU 2016-09 for stock-based compensation, which increased our tax rate by approximately 18.2%. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the adoption of ASU 2016-09.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 26 Weeks Ended
	June 25,	June 26,
	2017	2016
Net cash provided by (used in):
Operating activities	$15,140	$24,153
Investing activities	(15,326)	(13,286)
Financing activities	(2,011)	(12,952)
Net decrease in cash	$(2,197)	$(2,085)

Operating Activities

Net cash provided by operating activities decreased to $15.1 million for the 26 weeks ended June 25, 2017, from $24.2 million for the 26 weeks ended June 26, 2016. The $9.1 million decrease was primarily attributable to a decrease of $3.9 million in net income. The remainder of the decrease was primarily driven by changes in certain working capital accounts mainly due to timing.

Investing Activities

Net cash used in investing activities increased to $15.3 million for the 26 weeks ended June 25, 2017, from $13.3 million for the 26 weeks ended June 26, 2016. The increase was primarily due to construction costs for new company-operated shops opened for the 26 weeks ended June 25, 2017, compared to new company-operated shops opened for the 26 weeks ended June 26, 2016, as well as capital expenditures for future shop openings, maintaining our existing shops and certain other projects.

Financing Activities

Net cash used in financing activities decreased to $2.0 million for the 26 weeks ended June 25, 2017, from $13.0 million for the 26 weeks ended June 26, 2016. The decrease in net cash used was primarily driven by $5.0 million of treasury stock repurchased during the 26 weeks ended June 25, 2017, compared to $16.6 million during the 26 weeks ended June 26, 2016. Additionally, Potbelly received $3.1 million in proceeds from the exercise of stock options and warrants during the 26 weeks ended June 25, 2017 compared to $3.8 million during the 26 weeks ended June 26, 2016.

Stock Repurchase Program

On September 8, 2016, the Company announced that its Board of Directors authorized a share repurchase program of up to $30.0 million of the Company’s common stock. The Company’s previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act of 1934, as amended) or in privately negotiated transactions. During the 26 weeks ended June 25, 2017, the Company repurchased 413,584 shares of our common stock for approximately $5.0 million, including cost and commission, in open market transactions. As of June 25, 2017, the remaining dollar value of authorization under the share repurchase program was $22.7 million, which does not include commission. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

Credit Facility

On December 9, 2015, we entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50.0 million, with possible future increases to $75.0 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we are required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon our consolidated total leverage ratio. So long as the leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that we may make. As of June 25, 2017, we had no amounts outstanding under the credit facility.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Significant estimates include amounts for long-lived assets and income taxes. Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of our financial condition and operating results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We had no significant changes in our critical accounting estimates since our last annual report. Our critical accounting estimates are identified and described in our annual consolidated financial statements and related notes.

Off-Balance Sheet Arrangements

As of June 25, 2017, we do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 25, 2017. Based upon that evaluation, our interim Chief Executive Officer and Chief Financial Officer has concluded that, as of June 25, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 25, 2017 that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed as exhibit 31.1 to this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended June 25, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
March 27, 2017 - April 23, 2017	19,000	$13.74	19,000	25,436,886
April 24, 2017 - May 21, 2017	94,277	$11.27	94,277	24,374,734
May 22, 2017 - June 25, 2017	147,749	$11.37	147,749	22,695,147
Total:	261,026		261,026

(1)	Average price paid per share excludes commissions.
(2)

On September 8, 2016, the Company announced that its Board of Directors approved a share repurchase program, authorizing us to repurchase up to $30.0 million of our common stock. The Company’s previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. No time limit has been set for the completion of the repurchase program and the program may be suspended or discontinued at any time.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

10.1

Letter Agreement between Potbelly Corporation and Michael Coyne, dated July 18, 2017 (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference). †

10.2

Retention Agreement between Potbelly Corporation and Michael Coyne, dated July 17, 2017 (filed as Exhibit 10.2 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference). †

10.3

Retention Agreement between Potbelly Corporation and Matthew Revord, dated July 17, 2017 (filed as Exhibit 10.3 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference). †

10.4

Retention Agreement between Potbelly Corporation and Julie Younglove-Webb, dated July 17, 2017 (filed as Exhibit 10.4 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference). †

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTBELLY CORPORATION

Date: August 4, 2017	By:	/s/ Michael Coyne
Michael Coyne
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)