Form 10-Q
period 2017-09-24
POTBELLY CORP
filed 2017-11-03
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 24, 2017

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

Common stock, $0.01 Par Value – 24,804,265 shares as of September 24, 2017

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Potbelly Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	September 24,	December 25,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$22,178	$23,379
Accounts receivable, net of allowances of $112 and $78 as of September 24, 2017 and December 25, 2016, respectively	5,858	3,787
Inventories	3,310	3,365
Prepaid expenses and other current assets	10,694	8,020
Total current assets	42,040	38,551

Property and equipment, net	105,379	107,074
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred income taxes, non-current	18,381	19,410
Deferred expenses, net and other assets	4,804	4,784
Total assets	$176,230	$175,445

Liabilities and Equity
Current liabilities
Accounts payable	$4,569	$3,111
Accrued expenses	24,194	23,082
Accrued income taxes	—	1,622
Total current liabilities	28,763	27,815

Deferred rent and landlord allowances	23,000	21,076
Other long-term liabilities	2,511	2,318
Total liabilities	54,274	51,209

Stockholders’ equity
Common stock, $0.01 par value—authorized 200,000,000 shares; outstanding 24,804,265 and 25,139,127 shares as of September 24, 2017 and December 25, 2016, respectively	313	309
Warrants	—	909
Additional paid-in-capital	414,943	407,622
Treasury stock, held at cost, 6,498,908 and 5,753,412 shares as of September 24, 2017, and December 25, 2016, respectively	(81,174)	(72,321)
Accumulated deficit	(212,729)	(213,034)
Total stockholders’ equity	121,353	123,485
Non-controlling interest	603	751
Total stockholders' equity	121,956	124,236

Total liabilities and equity	$176,230	$175,445

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2017	2016	2017	2016
Revenues
Sandwich shop sales, net	$105,327	$103,224	$313,568	$303,116
Franchise royalties and fees	800	558	2,394	1,657
Total revenues	106,127	103,782	315,962	304,773

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	28,405	28,478	83,703	83,224
Labor and related expenses	31,187	30,163	93,213	88,260
Occupancy expenses	14,354	13,111	42,792	39,042
Other operating expenses	12,464	11,338	36,349	32,570
General and administrative expenses	12,104	9,999	33,375	30,827
Depreciation expense	6,315	5,656	18,960	16,996
Pre-opening costs	336	340	955	731
Impairment and loss on disposal of property and equipment	1,536	1,855	5,762	2,880
Total expenses	106,701	100,940	315,109	294,530
Income (loss) from operations	(574)	2,842	853	10,243

Interest expense	32	33	101	102
Income (loss) before income taxes	(606)	2,809	752	10,141
Income tax expense (benefit)	(487)	960	252	3,732
Net income (loss)	(119)	1,849	500	6,409
Net income attributable to non-controlling interest	121	54	195	153
Net income (loss) attributable to Potbelly Corporation	$(240)	$1,795	$305	$6,256

Net income (loss) per common share attributable to common stockholders:
Basic	$(0.01)	$0.07	$0.01	$0.24
Diluted	$(0.01)	$0.07	$0.01	$0.24
Weighted average shares outstanding:
Basic	24,959,023	25,240,374	25,030,951	25,772,846
Diluted	24,959,023	25,829,970	25,857,083	26,341,913

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts in thousands, except share data, unaudited)

	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 27, 2015	26,304,261	$303	$(50,000)	$909	$399,458	$(221,246)	$789	$130,213
Net income	—	—	—	—	—	6,256	153	6,409
Stock-based compensation plans	511,781	5	—	—	5,414	—	—	5,419
Excess tax deficiencies associated with exercise of stock options	—	—	—	—	(605)	—	—	(605)
Repurchases of common stock	(1,574,316)	—	(20,447)	—	—	—	—	(20,447)
Distributions to non- controlling interest	—	—	—	—	—	—	(249)	(249)
Contributions from non- controlling interest	—	—	—	—	—	—	74	74
Amortization of stock-based compensation	—	—	—	—	2,266	—	—	2,266
Balance at September 25, 2016	25,241,726	$308	$(70,447)	$909	$406,533	$(214,990)	$767	$123,080
Balance at December 25, 2016	25,139,127	$309	$(72,321)	$909	$407,622	$(213,034)	$751	$124,236
Net income	—	—	—	—	—	305	195	500
Stock-based compensation plans	168,930	2	—	—	1,179	—	—	1,181
Exercise of stock warrants	241,704	2	—	(909)	2,879	—	—	1,972
Repurchases of common stock	(745,496)	—	(8,853)	—	—	—	—	(8,853)
Distributions to non- controlling interest	—	—	—	—	—	—	(354)	(354)
Contributions from non- controlling interest	—	—	—	—	—	—	11	11
Amortization of stock-based compensation	—	—	—	—	3,263	—	—	3,263
Balance at September 24, 2017	24,804,265	$313	$(81,174)	$—	$414,943	$(212,729)	$603	$121,956

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 39 Weeks Ended
	September 24,	September 25,
	2017	2016
Cash flows from operating activities:
Net income	$500	$6,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,960	16,996
Deferred income tax	—	397
Deferred rent and landlord allowances	1,924	1,912
Amortization of stock compensation expense	3,263	2,266
Excess tax deficiency (benefit) from stock-based compensation	292	(24)
Asset impairment, store closure and disposal of property and equipment	5,922	2,897
Amortization of debt issuance costs	28	25
Changes in operating assets and liabilities:
Accounts receivable, net	(1,422)	(61)
Inventories	54	141
Prepaid expenses and other assets	(2,650)	(457)
Accounts payable	699	(1,496)
Accrued and other liabilities	798	4,566
Net cash provided by operating activities	28,368	33,571

Cash flows from investing activities:
Acquisition of franchise shop	—	(1,108)
Purchases of property and equipment	(23,526)	(19,883)
Net cash used in investing activities	(23,526)	(20,991)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,181	5,746
Proceeds from exercise of stock warrants	1,972	—
Treasury stock repurchases	(8,853)	(20,447)
Excess tax benefit from stock-based compensation	—	24
Contributions from non-controlling interest	11	74
Distributions to non-controlling interest	(354)	(249)
Net cash used in financing activities	(6,043)	(14,852)

Net decrease in cash and cash equivalents	(1,201)	(2,272)
Cash and cash equivalents at beginning of period	23,379	32,006
Cash and cash equivalents at end of period	$22,178	$29,734

Supplemental cash flow information:
Income taxes paid	$3,346	$2,265
Interest paid	73	82
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$2,752	$3,142

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

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2016. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 24, 2017 and December 25, 2016, its statement of operations for the 13 and 39 weeks ended September 24, 2017 and September 25, 2016 and its statement of cash flows for the 39 weeks ended September 24, 2017 and September 25, 2016 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2017 consists of 53 weeks and 2016 consisted of 52 weeks. The fiscal quarters ended September 24, 2017 and September 25, 2016 each consisted of 13 weeks.

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

New and Revised Financial Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards (IFRS). The FASB approved a one-year deferral of the effective date of ASU 2014-09, such that it will become effective for the annual period beginning after December 15, 2017. In addition, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to help provide interpretive clarifications on the new guidance in Accounting Standards Codification (ASC) Topic 606. Potbelly will adopt the standard effective the first quarter of 2018 and apply the amendments using the modified retrospective method. The Company has determined that the adoption will not have a material impact on sandwich shop sales, but will impact franchise revenue and gift card breakage. Potbelly licenses intellectual property and trademarks to franchisees through franchise arrangements. As part of these agreements, Potbelly receives an initial franchise fee payment which is recognized as revenue when the shop opens. Effective for the annual period beginning January 1, 2018, initial franchise fees will generally be recognized as revenue over the life of the contract. Potbelly sells gift cards to customers and records the sale as a liability. The liability is released once the card is redeemed. Historically a portion of these gift card sales are not redeemed by the customer (“breakage”). Potbelly recognizes breakage two years after the period of sale. Effective for the annual period beginning January 1, 2018, expected breakage is anticipated to be recognized as customers redeem the gift cards. The Company is continuing its assessment, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The pronouncement simplifies the accounting for the taxes related to stock-based compensation, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification within the statement of cash flows. The pronouncement is effective for annual periods beginning after December 15, 2016, including annual and interim periods thereafter. Potbelly adopted ASU 2016-09 in the first quarter of 2017. The primary impact of adoption was the recognition of excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments in the Income Statement as income tax expense instead of a component of equity recorded to paid-in capital. This aspect of the new guidance, which was required to be adopted prospectively, resulted in an additional income tax expense of $45 thousand and $292 thousand for the 13 weeks and 39 weeks ended September 24, 2017, respectively. Potbelly has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Excess income tax benefits and deficiencies from stock-based compensation arrangements are now classified as cash flow from operations, instead of as cash flow used in financing activities. The Company elected to apply this change in presentation prospectively and as such prior periods have not been adjusted. Additionally, in accordance with the new standard, the Company now excludes excess tax benefits and deficiencies from the assumed proceeds available to repurchase shares in the computation of the Company’s diluted earnings per share.

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

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of the Company’s shops during the 13 weeks and 39 weeks ended September 24, 2017, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis related to these shops and recorded an impairment charge of $1.5 million and $5.8 million for the 13 and 39 weeks ended September 24, 2017, respectively. Included within the impairment charge for the 13 and 39 weeks ended September 24, 2017, impairment charges of $0.7 million were recorded in relation to Hurricane Harvey, with insurance recoveries of $0.7 million also recorded within the same caption. The company recorded an impairment charge of $1.9 million and $2.9 million for the 13 and 39 weeks ended September 25, 2016, respectively.

(3) Earnings (Loss) Per Share

Basic and diluted income per common share attributable to common stockholders was calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the 13 weeks ended September 24, 2017, the Company had a loss per share, therefore, shares were excluded for potential stock option exercises and warrant exercises.

The following table summarizes the earnings (loss) per share calculation:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 24,	September 25,	September 24,	September 25,
	2017	2016	2017	2016
Net income (loss) attributable to Potbelly Corporation	$(240)	$1,795	$305	$6,256
Weighted average common shares outstanding-basic	24,959,023	25,240,374	25,030,951	25,772,846
Plus: Effect of potential stock options exercise	—	533,249	770,965	514,257
Plus: Effect of potential warrant exercise	—	56,347	55,167	54,810
Weighted average common shares outstanding-diluted	24,959,023	25,829,970	25,857,083	26,341,913
Income (loss) per share available to common stockholders-basic	$(0.01)	$0.07	$0.01	$0.24
Income (loss) per share available to common stockholders-diluted	$(0.01)	$0.07	$0.01	$0.24
Potentially dilutive shares that are considered anti-dilutive:
Common share options	4,012,073	1,233,294	1,151,317	1,236,599

(4) Income Taxes

The Company recognized income tax benefit of $0.5 million on a pre-tax loss of $0.6 million, or an effective tax rate benefit of 80.4%, for the 13 weeks ended September 24, 2017, compared to income tax expense of $1.0 million on pre-tax income of $2.8 million, or an effective tax rate of 34.2%, for the 13 weeks ended September 25, 2016. The Company recognized income tax expense of $0.3 million on pre-tax income of $0.8 million, or an effective tax rate of 33.5%, for the 39 weeks ended September 24, 2017, compared to income tax expense of $3.7 million on pre-tax income of $10.1 million, or an effective tax rate of 36.8%, for the 39 weeks ended September 25, 2016. The effective tax rate differed from the federal statutory rate primarily due to a change in earnings and the adoption of ASU 2016-09, which had an unfavorable impact to the Company’s tax rate benefit of 7.5% for the 13 weeks ended September 24, 2017 and an unfavorable impact of 38.9% for the 39 weeks ended September 24, 2017. See Note 1 for additional information regarding the adoption of ASU 2016-09.

(5) Capital Stock

On September 8, 2016, the Company announced that its Board of Directors authorized a share repurchase program of up to $30.0 million of the Company’s common stock. The Company’s previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. During the 39 weeks ended September 24, 2017, the Company repurchased 745,496 shares of its common stock for approximately $8.9 million, including cost and commission, in open market transactions. As of September 24, 2017, the remaining dollar value of authorization under the share repurchase program was $18.8 million, which does not include commission. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

(6) Stock-Based Compensation

Stock options are awarded under the 2013 Long-Term Incentive Plan to eligible employees. The fair value of stock options is determined using the Black-Scholes option pricing model. The weighted average fair value of options granted during the 39 weeks ended September 24, 2017 was $4.58 per share, as estimated using the following weighted average assumptions: expected life of options – 6.25 years; volatility – 36.37%; risk-free interest rate – 2.23%; and dividend yield – 0.0%. The Company used the simplified method for determining the expected life of the options. The expected volatility of the options was calculated using the Company’s historical data.

A summary of activity for the 39 weeks ended September 24, 2017 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 25, 2016	4,013	$10.61	$13,455	4.78
Granted	263	11.55
Exercised	(125)	9.48
Canceled	(68)	15.23
Outstanding—September 24, 2017	4,083	$10.63	$7,390	4.44
Exercisable—September 24, 2017	3,288	$10.06	$7,185	3.54

The company also awards restricted stock units (“RSUs”) to certain non-employee members of its Board of Directors and the senior leadership team. In May 2017, the Company issued 153,369 shares of RSUs with a grant-date fair value of $11.05 upon issuance. In August 2017, the Company issued 2,608 shares of RSUs to certain non-employee members of its Board of Directors. The RSUs had a grant-date fair value of $11.15 upon issuance. The Board of Director grants have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The senior leadership team grants vest in one-third increments over a three-year period beginning in March 2018.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant, with a corresponding increase to additional paid-in-capital. For the 13 weeks ended September 24, 2017, the Company recognized stock-based compensation expense of $1.4 million, of which $0.6 million was related to Chief Executive Officer (CEO) transition costs. For the 39 weeks ended September 24, 2017, the Company recognized stock-based compensation expense of $3.3 million, of which $0.8 million was related to CEO transition costs. For the 13 and 39 weeks ended September 25, 2016, the Company recognized stock-based compensation of $0.8 million and $2.3 million, respectively. As of September 24, 2017, unrecognized stock-based compensation expense was $4.9 million, which will be recognized through fiscal year 2021. The Company records stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.

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

The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 27, 2015	372	24	12	36	408
Shops opened	15	5	2	7	22
Shops purchased from franchisee	1	(1)	—	(1)	—
Shops closed	(1)	—	(1)	(1)	(2)
Shops as of September 25, 2016	387	28	13	41	428

Shops as of December 25, 2016	411	30	13	43	454
Shops opened	22	10	3	13	35
Shops closed	(7)	—	—	—	(7)
Shops as of September 24, 2017	426	40	16	56	482

Financial Results

In the third quarter of 2017 Potbelly experienced temporary shop closures in Texas due to Hurricane Harvey. In total, 22 shops were affected, with one shop being significantly damaged. Included within Potbelly’s Condensed Consolidated Statements of Operations within impairment and loss on disposal of property and equipment, impairment charges of $0.7 were million recorded in relation to this shop, with insurance recoveries of $0.7 million also recorded within the same caption.

13 Weeks Ended September 24, 2017 Compared to 13 Weeks Ended September 25, 2016

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	September 24, 2017	% of Revenues	September 25, 2016	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$105,327	99.2%	$103,224	99.5%	$2,103	2.0%
Franchise royalties and fees	800	0.8	558	0.5	242	43.4
Total revenues	106,127	100.0	103,782	100.0	2,345	2.3

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	28,405	26.8	28,478	27.4	(73)	(0.3)
Labor and related expenses	31,187	29.4	30,163	29.1	1,024	3.4
Occupancy expenses	14,354	13.5	13,111	12.6	1,243	9.5
Other operating expenses	12,464	11.7	11,338	10.9	1,126	9.9
General and administrative expenses	12,104	11.4	9,999	9.6	2,105	21.1
Depreciation expense	6,315	6.0	5,656	5.4	659	11.7
Pre-opening costs	336	0.3	340	0.3	(4)	(1.2)
Impairment and loss on disposal of property and equipment	1,536	1.4	1,855	1.8	(319)	(17.2)
Total expenses	106,701	100.5	100,940	97.3	5,761	5.7
Income (loss) from operations	(574)	(0.5)	2,842	2.7	(3,416)	>(100)

Interest expense	32	*	33	*	(1)	(3.0)
Income (loss) before income taxes	(606)	(0.6)	2,809	2.7	(3,415)	>(100)
Income tax expense (benefit)	(487)	(0.5)	960	0.9	(1,447)	>(100)
Net income (loss)	(119)	*	1,849	1.8	(1,968)	>(100)
Net income attributable to non-controlling interest	121	0.1	54	*	67	>100
Net income (loss) attributable to Potbelly Corporation	$(240)	(0.2)%	$1,795	1.7%	$(2,035)	>(100)%

*	Amount was less than 0.1%

Revenues

Total revenues increased by $2.3 million, or 2.3%, to $106.1 million during the 13 weeks ended September 24, 2017, from $103.8 million during the 13 weeks ended September 25, 2016. The revenue growth was driven by an increase in sales of $9.5 million from shops not yet in our company-operated comparable store sales base and an increase in sales of $0.2 million from franchise royalties and fees. These increases were partially offset by a decrease in sales of $4.7 million, or 4.8%, from company-operated comparable store shops and a decrease in sales of $2.7 million from shops that have closed. The decrease in company-operated comparable store sales resulted from a decrease in traffic partially offset by certain menu price increases.

Cost of Goods Sold

Cost of goods sold decreased by $0.1 million, or 0.3%, to $28.4 million during the 13 weeks ended September 24, 2017, from $28.5 million during the 13 weeks ended September 25, 2016, primarily due to a decrease in input costs, which were partially offset by an increase in costs due to an increase in sales volume. As a percentage of revenues, cost of goods sold decreased to 26.8% during the 13 weeks ended September 24, 2017, from 27.4% during the 13 weeks ended September 25, 2016, primarily driven by certain menu price increases partially offset by inflation.

Labor and Related Expenses

Labor and related expenses increased by $1.0 million, or 3.4%, to $31.2 million during the 13 weeks ended September 24, 2017, from $30.2 million during the 13 weeks ended September 25, 2016, primarily due to new shop openings, which was partially offset by a decrease in expense from company-operated comparable store shops. As a percentage of revenues, labor and related expenses increased to 29.4% during the 13 weeks ended September 24, 2017, from 29.1% during the 13 weeks ended September 25, 2016, primarily driven by a decrease in company-operated comparable store shop revenue and inflationary wage increases in certain states.

Occupancy Expenses

Occupancy expenses increased by $1.2 million, or 9.5%, to $14.4 million during the 13 weeks ended September 24, 2017, from $13.1 million during the 13 weeks ended September 25, 2016, primarily due to new shop openings and an increase in real estate taxes, rent expense and common area maintenance. These increases were partially offset by a decrease in expenses from shops that have closed. As a percentage of revenues, occupancy expenses increased to 13.5% during the 13 weeks ended September 24, 2017, from 12.6% during the 13 weeks ended September 25, 2016, primarily due to a decrease in company-operated comparable store shop revenue and an increase in real estate taxes, rent expense and common area maintenance. These increases in the percentage of revenue were partially offset by a decrease in expenses from shops that have closed.

Other Operating Expenses

Other operating expenses increased by 1.1 million, or 9.9%, to $12.5 million during the 13 weeks ended September 24, 2017, from $11.3 million during the 13 weeks ended September 25, 2016. The increase was attributable to new shop openings as well as higher utility costs, information technology costs, credit card fees and shop repairs. As a percentage of revenues, other operating expenses increased to 11.7% during the 13 weeks ended September 24, 2017, from 10.9% during the 13 weeks ended September 25, 2016, primarily driven by a decrease in company-operated comparable store shop revenue, higher utility costs and information technology costs.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million, or 21.1%, to $12.1 million during the 13 weeks ended September 24, 2017, from $10.0 million during the 13 weeks ended September 25, 2016. The increase was driven primarily by Chief Executive Officer (CEO) transition costs of $1.2 million, advertising costs and store closure expenses. These increases were partially offset by lower performance-based incentive expenses. As a percentage of revenues, general and administrative expenses increased to 11.4% during the 13 weeks ended September 24, 2017, from 9.6% during the 13 weeks ended September 25, 2016, primarily due to CEO transition costs of $1.2 million, advertising costs and store closure expenses. These increase were partially offset by lower performance-based incentive expenses.

Depreciation Expense

Depreciation expense increased by 0.7 million, or 11.7%, to $6.3 million during the 13 weeks ended September 24, 2017, from $5.7 million during the 13 weeks ended September 25, 2016, primarily due to a higher depreciable base related to new shops, existing shop capital investments and investments in technology such as the mobile application. These increases were partially offset by impairment charges taken subsequent to the 13 weeks ended September 25, 2016, which lowered the depreciable base. As a percentage of revenues, depreciation increased to 6.0% during the 13 weeks ended September 24, 2017, from 5.4% during the 13 weeks ended September 25, 2016, driven by a decrease in company-operated comparable store shop revenue and a higher depreciable base related to new shops and existing shop capital investments. These impacts were partially offset by impairment charges taken subsequent to the 13 weeks ended September 25, 2016, which lowered the depreciable base.

Pre-Opening Costs

Pre-opening costs were $0.3 million during the 13 weeks ended September 24, 2017 and September 25, 2016.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment decreased to $1.5 million during the 13 weeks ended September 24, 2017, from $1.9 million during the 13 weeks ended September 25, 2016. After performing periodic reviews of Company shops during the third quarter of 2017, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed impairment analyses related to these shops and recorded an impairment charge of $1.5 million for the excess of the carrying amount recorded on our balance sheet over the shops’ estimated fair value. We perform impairment analyses on a quarterly basis which involve significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on our current projections, no impairment, beyond what has already been recorded, has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

Interest Expense

Interest expense was $32 thousand during the 13 weeks ended September 24, 2017 and $33 thousand during the 13 weeks ended September 25, 2016.

Income Tax Expense

Income tax expense decreased by $1.5 million, or 150.7%, to a benefit of 0.5 million for the 13 weeks ended September 24, 2017, from $1.0 million for the 13 weeks ended September 25, 2016, primarily attributable to lower pre-tax book income and certain tax benefits. The decrease was partially offset by the adoption of Accounting Standards Update (ASU) 2016-09, which resulted in the tax effects of equity-based compensation being recorded through the income statement rather than equity. For the 13 weeks ended September 24, 2017, the effective tax rate was 80.4%, compared to 34.2% for the 13 weeks ended September 25, 2016. The increase in the effective tax rate was driven by lower pre-tax book income and certain tax benefits partially offset by the net effect of the adoption of ASU 2016-09 for stock-based compensation, which impacted our tax rate by 7.5%. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the adoption of ASU 2016-09.

39 Weeks Ended September 24, 2017 Compared to 39 Weeks Ended September 25, 2016

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 39 Weeks Ended
	September 24, 2017	% of Revenues	September 25, 2016	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$313,568	99.2%	$303,116	99.5%	$10,452	3.4%
Franchise royalties and fees	2,394	0.8	1,657	0.5	737	44.5
Total revenues	315,962	100.0	304,773	100.0	11,189	3.7

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	83,703	26.5	83,224	27.3	479	0.6
Labor and related expenses	93,213	29.5	88,260	29.0	4,953	5.6
Occupancy expenses	42,792	13.5	39,042	12.8	3,750	9.6
Other operating expenses	36,349	11.5	32,570	10.7	3,779	11.6
General and administrative expenses	33,375	10.6	30,827	10.1	2,548	8.3
Depreciation expense	18,960	6.0	16,996	5.6	1,964	11.6
Pre-opening costs	955	0.3	731	0.2	224	30.6
Impairment and loss on disposal of property and equipment	5,762	1.8	2,880	0.9	2,882	>100
Total expenses	315,109	99.7	294,530	96.6	20,579	7.0
Income from operations	853	0.3	10,243	3.4	(9,390)	(91.7)

Interest expense	101	*	102	*	(1)	(1.0)
Income before income taxes	752	0.2	10,141	3.3	(9,389)	(92.6)
Income tax expense	252	*	3,732	1.2	(3,480)	(93.2)
Net income	500	0.2	6,409	2.1	(5,909)	(92.2)
Net income attributable to non- controlling interests	195	*	153	*	42	27.5
Net income attributable to Potbelly Corporation	$305	*	$6,256	2.1%	$(5,951)	(95.1)%

*	Amount was less than 0.1%

Revenues

Total revenues increased by $11.2 million, or 3.7%, to $316.0 million during the 39 weeks ended September 24, 2017, from $304.8 million during the 39 weeks ended September 25, 2016. The revenue growth was driven by an increase in sales of $27.6 million from shops not yet in our company-operated comparable store sales base and an increase in sales of $0.7 million from franchise royalties and fees. These increases were partially offset by a decrease in sales of $12.6 million, or 4.3%, from company-operated comparable store shops and a decrease in sales of $4.6 million from shops that have closed. The decrease in company-operated comparable store sales resulted from a decrease in traffic partially offset by certain menu price increases.

Cost of Goods Sold

Cost of goods sold increased by $0.5 million, or 0.6%, to $83.7 million during the 39 weeks ended September 24, 2017, from $83.2 million during the 39 weeks ended September 25, 2016, primarily due to an increase in sales volume. As a percentage of revenues, cost of goods sold decreased to 26.5% during the 39 weeks ended September 24, 2017, from 27.3% during the 39 weeks ended September 25, 2016, primarily driven by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $5.0 million, or 5.6%, to $93.2 million during the 39 weeks ended September 24, 2017, from $88.3 million during the 39 weeks ended September 25, 2016, primarily due to new shop openings and inflationary wage increases in certain states. As a percentage of revenues, labor and related expenses increased to 29.5% during the 39 weeks ended September 24, 2017, from 29.0% during the 39 weeks ended September 25, 2016, primarily driven by inflationary wage increases in certain states and a decrease in company-operated comparable store shop revenue partially offset by certain menu price increases.

Occupancy Expenses

Occupancy expenses increased by $3.8 million, or 9.6%, to $42.8 million during the 39 weeks ended September 24, 2017, from $39.0 million during the 39 weeks ended September 25, 2016, primarily due to new shop openings and an increase in real estate taxes, rent expense and common area maintenance. As a percentage of revenues, occupancy expenses increased to 13.5% during the 39 weeks ended September 24, 2017, from 12.8% during the 39 weeks ended September 25, 2016, primarily due to a decrease in company-operated comparable store shop revenue and an increase in real estate taxes, rent expense and common area maintenance.

Other Operating Expenses

Other operating expenses increased by $3.8 million, or 11.6%, to $36.3 million during the 39 weeks ended September 24, 2017, from $32.6 million during the 39 weeks ended September 25, 2016. The increase was attributable to new shop openings as well as higher utility costs, information technology costs and credit card fees. As a percentage of revenues, other operating expenses increased to 11.5% during the 39 weeks ended September 24, 2017, from 10.7% during the 39 weeks ended September 25, 2016, primarily driven by a decrease in company-operated comparable store shop revenue, higher utility expense, information technology costs and credit card fees.

General and Administrative Expenses

General and administrative expenses increased by $2.6 million, or 8.3%, to $33.4 million during the 39 weeks ended September 24, 2017, from $30.8 million during the 39 weeks ended September 25, 2016. The increase was driven primarily by CEO transition costs of $2.2 million, store closure expenses and advertising costs. This increase was partially offset by lower performance-based incentive expenses. As a percentage of revenues, general and administrative expenses increased to 10.6% during the 39 weeks ended September 24, 2017, from 10.1% during the 39 weeks ended September 25, 2016, primarily due to CEO transition costs, store closure expenses and advertising costs. These increases were partially offset by lower performance-based incentive expenses.

Depreciation Expense

Depreciation expense increased by $2.0 million, or 11.6%, to $19.0 million during the 39 weeks ended September 24, 2017, from $17.0 million during the 39 weeks ended September 25, 2016, primarily due to a higher depreciable base related to new shops, existing shop capital investments and investments in technology such as the mobile application. These increases were partially offset by impairment charges taken subsequent to the 39 weeks ended September 25, 2016, which lowered the depreciable base. As a percentage of revenues, depreciation increased to 6.0% during the 39 weeks ended September 24, 2017, from 5.6% during the 39 weeks ended September 25, 2016, driven by a decrease in company-operated comparable store shop revenue and a higher depreciable base related to new shops and existing shop capital investments. These impacts were partially offset by impairment charges taken subsequent to the 39 weeks ended September 25, 2016, which lowered the depreciable base.

Pre-Opening Costs

Pre-opening costs increased by $0.2 million, or 30.6%, to $1.0 million during the 39 weeks ended September 24, 2017, from $0.7 million during the 39 weeks ended September 25, 2016.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $5.8 million during the 39 weeks ended September 24, 2017, compared to $2.9 million during the 39 weeks ended September 25, 2016. After performing periodic reviews of Company shops during the first three quarters of 2017, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed impairment analyses related to these shops and recorded impairment charges of $5.8 million for the excess of the carrying amount recorded on our balance sheet over the shops’ estimated fair value. We perform impairment analyses on a quarterly basis which involve significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on our current projections, no impairment, beyond what has already been recorded, has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

Interest Expense

Interest expense was $101 thousand during the 39 weeks ended September 24, 2017 and $102 thousand during the 39 weeks ended September 25, 2016.

Income Tax Expense

Income tax expense decreased by $3.5 million, or 93.2%, to $0.3 million for the 39 weeks ended September 24, 2017, from $3.7 million for the 39 weeks ended September 25, 2016, primarily attributable to lower pre-tax book income and certain tax benefits. The decrease was partially offset by the adoption of ASU 2016-09, which resulted in the tax effects of equity-based compensation being recorded through the income statement rather than equity. For the 39 weeks ended September 24, 2017, the effective tax rate was 33.5%, compared to 36.8% for the 39 weeks ended September 25, 2016. The decrease in the effective tax rate was primarily driven by lower pre-tax book income and certain tax benefits partially offset by the net effect of the adoption of ASU 2016-09 for stock-based compensation, which increased our tax rate by approximately 38.9%. See Note 1 to the Condensed Consolidated Financial Statements for additional information regarding the adoption of ASU 2016-09.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 39 Weeks Ended
	September 24,	September 25,
	2017	2016
Net cash provided by (used in):
Operating activities	$28,368	$33,571
Investing activities	(23,526)	(20,991)
Financing activities	(6,043)	(14,852)
Net decrease in cash	$(1,201)	$(2,272)

Operating Activities

Net cash provided by operating activities decreased to $28.4 million for the 39 weeks ended September 24, 2017, from $33.6 million for the 39 weeks ended September 25, 2016. The $5.2 million decrease was primarily driven by changes in certain working capital accounts mainly due to timing. The remainder of the difference was primarily attributable to a decrease of $5.9 million in net income.

Investing Activities

Net cash used in investing activities increased to $23.5 million for the 39 weeks ended September 24, 2017, from $21.0 million for the 39 weeks ended September 25, 2016. The increase was primarily due to construction costs for new company-operated shops opened for the 39 weeks ended September 24, 2017, compared to new company-operated shops opened for the 39 weeks ended September 25, 2016, as well as capital expenditures for future shop openings, maintaining our existing shops and certain other projects.

Financing Activities

Net cash used in financing activities decreased to $6.0 million for the 39 weeks ended September 24, 2017, from $14.9 million for the 39 weeks ended September 25, 2016. The decrease in net cash used was primarily driven by $8.9 million of treasury stock repurchased during the 39 weeks ended September 24, 2017, compared to $20.4 million during the 39 weeks ended September 25, 2016. Additionally, Potbelly received $3.2 million in proceeds from the exercise of stock options and warrants during the 39 weeks ended September 24, 2017, compared to $5.7 million during the 39 weeks ended September 25, 2016.

Stock Repurchase Program

On September 8, 2016, the Company announced that its Board of Directors authorized a share repurchase program of up to $30.0 million of the Company’s common stock. The Company’s previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act of 1934, as amended) or in privately negotiated transactions. During the 39 weeks ended September 24, 2017, the Company repurchased 745,496 shares of our common stock for approximately $8.9 million, including cost and commission, in open market transactions. As of September 24, 2017, the remaining dollar value of authorization under the share repurchase program was $18.8 million, which does not include commission. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

Credit Facility

On December 9, 2015, we entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50.0 million, with possible future increases to $75.0 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we are required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon our consolidated total leverage ratio. So long as the leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that we may make. As of September 24, 2017, we had no amounts outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of September 24, 2017, we do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 24, 2017. Based upon that evaluation, our interim Chief Executive Officer and Chief Financial Officer has concluded that, as of September 24, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 24, 2017 that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended September 24, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
June 26, 2017 - July 23, 2017	94,200	$12.06	94,200	21,559,335
July 24, 2017 - August 20, 2017	117,712	$11.30	117,712	20,229,449
August 21, 2017 - September 24, 2017	120,000	$11.54	120,000	18,844,811
Total:	331,912		331,912

(1)	Average price paid per share excludes commissions.
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

POTBELLY CORPORATION

Date: November 3, 2017	By:	/s/ Michael Coyne
Michael Coyne
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)