Form 10-K
period 2017-12-31
POTBELLY CORP
filed 2018-02-28
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

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

As of June 23, 2017, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $278.8 million, based on the closing price of the registrant’s common stock on such date as reported on the Nasdaq Global Select Market. For the purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of January 28, 2018, 25,107,188 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

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

•	government actions and policies; tax and other legislation; regulation of the restaurant industry; and accounting standards or pronouncements;

•	our reliance on a limited number of suppliers for our major products and on a distribution network with a limited number of distribution partners for the majority of our national distribution program;

•	security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions or the failure of our information technology system;

•	actions taken by activist stockholders;

•	our ability to adequately protect our intellectual property; and

•	other factors discussed under “Business” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

The Neighborhood Sandwich Shop

Potbelly is a growing neighborhood sandwich concept offering toasty warm sandwiches, signature salads and other fresh menu items served by engaging people in an environment that reflects the Potbelly brand. Our combination of product, people and place is how we deliver on our passion to be “The Best Place for Lunch.” Our sandwiches, salads and hand-dipped milkshakes are all made fresh to order and our cookies are baked fresh each day. Our employees are trained to engage with our customers in a genuine way to provide a personalized experience. Our shops feature vintage design elements and locally-themed décor inspired by the neighborhood that we believe create a lively atmosphere. Through this combination, we believe we are creating a devoted base of Potbelly fans that return again and again and that we are expanding one sandwich shop at a time.

Potbelly believes that a key to our past and future success is our culture. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission, Passion and Values, and the foundation of everything we do. Our Vision is for our customers to feel that we are their “Neighborhood Sandwich Shop” and to tell others about their great experience. Our Mission is to make people really happy, to make more money and to improve every day. Our Passion is to be “The Best Place for Lunch.” Our Values embody both how we lead and how we behave and form the cornerstone of our culture. We use simple language that resonates from the frontline associate to the most senior levels of the organization, creating shared expectations and accountabilities in how we approach our day-to-day activities. We strive to be a fun, friendly and hardworking group of people who enjoy taking care of our customers, while at the same time taking care of each other. The Company believes executing on The Potbelly Advantage at a high level creates a distinct competitive advantage and drives our operating and financial results.

As of December 31, 2017, we had a domestic base of 476 shops in 31 states and the District of Columbia. Of these, the company operates 437 shops and franchisees operate 39 shops. In addition, there are 16 international franchised shops, including 11 shops in the Middle East, one shop in the United Kingdom, three shops in Canada and one shop in India. Total shop growth was 8.2% over the prior year. Potbelly generated shop-level profit margin of 18.2%, 19.7%, 19.4%, 19.2% and 20.2% in 2017, 2016, 2015, 2014 and 2013, respectively (shop-level profit margin measures net shop sales less shop operating expenses as a percentage of net shop sales).

Shop-level profit margin is not required by, nor presented in accordance with U.S. generally accepted accounting principles (“GAAP”). See “Selected Financial Data” in Item 6 for a discussion of shop-level profit margin and a reconciliation of the differences between shop-level profit and income (loss) from operations, as well as a calculation of shop-level profit margin.

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

Potbelly opened its second shop in 1997 and continued to open shops in more neighborhoods reaching 100 shops in 2005, 200 shops in 2008, 300 shops in 2013 and 400 shops in 2016. Throughout the growth, each new shop has maintained a similar look, vibe and experience that defines the Potbelly brand. Though our shops vary in size and shape, we maintain core elements in each new location, such as fast and efficient line flow, vintage décor customized with local details and exceptional customer focus.

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

Management Team with Substantial Operating Experience. Our senior management team has extensive operating experience across disciplines in the restaurant and retail sectors, including store operations, marketing, human resources, innovation, real estate, supply chain and finance. In 2017, we hired our President and CEO, Alan Johnson. Alan has over 30 years of executive leadership experience across a variety of retail and restaurant organizations. We believe our experienced leadership team is a key driver of our success and positions us to execute our long-term growth strategy.

Distinct, Deep-Rooted Culture: The Potbelly Advantage. We believe our culture is a key to our success. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission, Passion and Values. The Potbelly Advantage is the written mission statement for our company that is shared with everyone who works at our company, from our top executives to shop associates. We believe such a mission statement serves as the foundation of everything we do, including how we plan and manage our business. Our Vision is to create Potbelly fans nationwide. We want our customers to feel we are their “Neighborhood Sandwich Shop” and to become Potbelly fans and advocates. Our Mission is to make our customers and employees happy, to make more money and to improve our business every day. Our Passion is to be “The Best Place for Lunch.” We strive to emphasize our Values of integrity, teamwork, accountability, positive energy, food loving and coaching throughout all levels of our organization including in our hiring process and training programs. We also place importance on values for our leaders, such as delivering results through execution and building and inspiring teams. The Potbelly Values form a common language across our organization that we believe makes Potbelly a place our employees love to work. Through our Ethics Code of Conduct, ongoing training and evaluations, we encourage our employees to perform at their personal best and help them to work together as a team to make sure we deliver a positive experience to everyone who works here. See “—Shop Operations and Management—Our People.” Our culture helps us attract and retain employees and has contributed to our better than industry average hourly turnover rate of 88% for the year ended December 31, 2017. We believe The Potbelly Advantage allows us to deliver operational excellence and grow our business and our base of devoted Potbelly fans.

Our Growth Strategy

We strive to grow profitability and create value for our stockholders by working to achieve the goals listed below. While we cannot provide assurances that we will achieve and maintain these objectives, we consider each of them to be a core strategy of our business.

Run Great Shops. We believe that continued excellence in shop-level execution is fundamental to our growth strategy. To maintain our operational standards, we use a Balanced Scorecard approach to measure People, Customers, Sales and Profits at each of our shops. Hiring the right people and maintaining optimal staffing levels enable us to run efficient operations. We track metrics such as peak hour throughput, mystery shopper scores and neighborhood engagement activities, such as fundraisers for local causes, to improve the customer experience. Shop sales and profitability are benchmarked against prior year periods and budget, and we focus on achieving targets on a shop-by-shop basis. To support our shop operators, we invest in systems and technology that can meaningfully improve shop-level execution. For example, we have enhanced capabilities around in-line order-taking by using a proprietary tablet system in approximately 76% of our shops as of December 31, 2017 to further increase throughput by increasing accuracy and speed of order taking. In addition, we are expanding our backline businesses, including catering, delivery and online ordering, which we view as additional growth drivers.

Find and Build Great Shops. Our company-operated shops are successful in diverse markets in 23 states and the District of Columbia, and we intend to continue to build company-operated shops in both new and existing markets utilizing our thoughtful site selection process. We evaluate a number of metrics to assess the optimal sites for our new shops, including neighborhood daytime population, site visibility, traffic and accessibility, along with an on-the-ground qualitative assessment of the characteristics of each unique trade area. This location-specific approach to development allows us to leverage our versatile shop format, which does not have standardized requirements with respect to size, shape or location, to achieve strong returns across a wide range of real estate settings. See “—Site Selection and Expansion—Shop Design” for more information about our shop requirements. In 2017, 2016 and 2015, we opened 34, 40 and 43 new company-operated shops, respectively, and expanded into Salt Lake City, San Antonio, El Paso, Indianapolis and Oklahoma City. In those same time periods, we closed nine shops, two shops and six shops, respectively, due to under-performance or lease expirations. Additionally, during July 2015 and April 2016, the Company purchased a total of two franchise shops, converting them into company-operated shops. Over the long term, we plan to grow the number of Potbelly shops, however, we cannot provide assurance that we will be able to grow Potbelly shops over any period of time or that we will be able to open any specific number of shops in any year.

Achieve High Margins and Returns. Our approach to margin enhancement begins with continuous efforts to improve the financial results of our shops. We focus on cash-on-cash returns to the company and look to grow shop-level profitability each year through sales growth and productivity improvements. We also focus on cash flow generation, which supports our self-funded development model of sourcing our liquidity and capital resource needs primarily from operating activities and cash and cash equivalents. We also have a credit facility to provide another source of liquidity and to manage cash flow timing. Currently, we have no amounts outstanding under the credit facility. We believe we exercise strong financial discipline in managing expenses and by encouraging employee efficiency with the goal of achieving and maintaining general and administrative expenses under 10% of revenue. In addition, we expect our sales and shop-level profit margin to grow faster than general and administrative expenses. For fiscal 2017, our general and administrative expenses as a percentage of total revenues were 10.4%. Our intention is to achieve average shop-level profit margins over 20% as we continue to grow. However, we cannot provide assurances that we will be able to maintain our shop-level profit margin levels or that we will be able to achieve or maintain low levels of expenses.

Become a Global Iconic Brand. We believe that our premise of a “Neighborhood Sandwich Shop” has broad appeal across a wide range of market types and geographies. Based on our management’s experience, we believe a significant contributor to this success is our passionate customers that are natural brand advocates who enjoy their Potbelly experience and tell others about it. We learn from the formal customer feedback we solicit (See “—Our Food—Customer Feedback”), and from managers and employees who interact with customers in our shops, that many customers in new markets report positive recommendations from friends and family members who live in regions with established Potbelly shops. We believe that our positive brand perception helps drive interest in our shops in both existing and new markets. We enhance this with our social and digital interactions and complement our distinctive in-shop experience with online access, allowing customers to order ahead through both our website and Potbelly app, including catering, deliver or in-shop pick up.

Be a Great Franchisor. In 2010, we initiated a program to franchise shops in selected markets in the U.S. As of December 31, 2017, we had domestic franchise shops in Arkansas, Florida, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Carolina, North Dakota, Ohio, South Dakota, Tennessee, Texas and Virginia. As we develop our franchise program, we intend to expand the number of franchise shops on a disciplined basis. We focus on markets we believe have appropriate characteristics for our franchise shops and on franchisees that are compatible with the Potbelly culture. As of December 31, 2017, our franchisees operated 39 shops domestically. In addition, we have signed international franchise development agreements to open franchises in the Middle East; Ontario, Canada; London, England; and Delhi, India. We have a franchise development agreement with the Alshaya Trading Company W.L.L. (“Alshaya”), a leading franchisee of retail brands, to develop shops in the Middle East. As of December 31, 2017, Alshaya operated 11 shops in Kuwait and the United Arab Emirates. In 2014, we entered into a franchise development agreement with Buraq Leisure (La Martina) Limited (“Buraq”), pursuant to which Buraq has the exclusive right to develop Potbelly shops in London for a period of five years. We expect Buraq to open up to ten Potbelly shops in London during that period. The first Potbelly shop in London opened in July 2015. In 2015, we entered into a franchise development agreement with Halsted Hospitality Ltd. (“Halsted”), pursuant to which Halsted has the exclusive right to develop Potbelly shops in the province of Ontario, Canada for a period of ten years. We expect Halsted to open up to 15 Potbelly shops in the first five years of the development agreement. The first Potbelly shop in Toronto, Ontario, opened in October 2016. As of December 31, 2017, Halsted operated three franchise shops in Ontario, Canada. In 2017 we entered into a franchise development agreement with Kwals Café Private Limited (“Kwals”), pursuant to which Kwals has the exclusive rights to develop Potbelly shops in certain states in India. We expect Kwals to open up to 20 Potbelly shops in the first five years of the development agreement. The first Potbelly shop in Delhi, India, opened in December 2017. See “—Franchising” for more information about our domestic and international franchise programs. Although we do not expect franchise activities to result in significant revenue in the near term, we see the selective expansion of our franchising efforts to be a valuable potential growth opportunity over time.

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

Our core sandwich offerings include Turkey Breast, Italian, Grilled Chicken and Cheddar, Smoked Ham, A Wreck, Chicken Salad, Meatball, Pizza Sandwich, Mediterranean, Roast Beef, Tuna Salad and the Turkey Club. Customers can also order off-menu sandwiches and variations on our sandwiches, including the “Wrecking Ball” (A Wreck plus meatballs), the “Lucky Seven” (which includes all seven of our sliced meat choices) and the “Cheeseburger” (the Meatball with cheddar cheese and no marinara). These items are on what our loyal fans call the “Underground Menu,” which contributes to the special connection between Potbelly and our customers.

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

Certain of our shops in areas with high early morning traffic also offer breakfast selections. As of December 31, 2017, approximately 27% of our shops offered breakfast selections. Our breakfast menu includes made-to-order breakfast sandwiches on our Flats, our signature multigrain or regular bread, or our squares and include our Mediterranean Square, Blueberry Maple Square, along with our Egg & Cheddar Cheese; Bacon, Egg & Cheddar Cheese; Sausage, Egg & Cheddar Cheese; and Ham, Mushroom, Egg & Swiss Cheese. Like our lunch and dinner sandwiches, our breakfast sandwiches are served toasty warm and any of our toppings can be added. We also offer steel cut oatmeal with toppings such as raisins, brown sugar, bananas, walnuts, apples and cranberries, and have other breakfast items available such as bagels and medium roast coffee.

Our shops use high quality ingredients such as fresh produce, which is delivered two to three times per week, hearth-baked bread, and whole-block cheeses sliced daily in our shops. We use all-natural white meat chicken in our sandwiches and salads. Our turkey, hickory-smoked ham and black angus roast beef are all whole-muscle meats sliced daily in our shops. Our dry-cured salami is made with fresh garlic and real red wine and we use white albacore tuna in our homemade tuna salad.

Overall, we believe our menu of high quality food at reasonable prices offers considerable value to our customers. In fiscal 2017, our system-wide average check was approximately $8.12. We generally do not discount our menu items in order to help ensure that we are able to maintain our high standards, as opposed to the discounting programs implemented by some other restaurant operators aimed at increasing traffic and revenue but that may impact profitability and quality.

Customer Feedback

We seek customer feedback on our food and operations in various ways. For example, we conduct an annual customer survey via email to learn what our customers think about us. We circulate a voluntary online survey to each customer listed in our company-wide email database, which includes email addresses obtained through our website, customer complaints and compliments, our in-shop business card drop, our Facebook page and other methods. In 2017, we sent the online survey to approximately 331,000 customers, with 16,000 customers electing to participate. Customers who take the annual survey were entered into a drawing for a nominal Potbelly gift card.

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

Evolution of Our Menu

We have selectively expanded our menu offerings in response to shifts in customer tastes and demand. For example, we began offering breakfast items in 2001, Bigs and Skinnys in 2008 and Flats in 2014. We also introduced the all-veggie Mediterranean sandwich in 2012, the Mediterranean salad in 2014, the Powerhouse salad in 2016 and the Turkey Club in 2017, as well as periodic limited time offers. We believe menu innovation is a way for us to continue to grow our business, responding to consumer trends, listening to customer feedback, and understanding customer’s needs. This innovation includes the on-going development of craveable add-ons to the development of premium protein sandwiches served toasty warm from our ovens, while continuing to encourage customization and personalization by each customer.

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

Potbelly Operations

Our operations are structured around the elements of People, Customers, Sales and Profits. During our peak hours of 11:30 a.m. to 1:30 p.m., our employees greet our customers and take their orders (in some shops, we take their orders while they wait in line by using a proprietary tablet system to communicate with our preparation employees). We focus on effective communication, technology and management to provide a quick and seamless experience for our customers. In addition, each shop completes quarterly tactical plans designed to help the shop achieve its targets relative to each element. In order to better assess and improve the Potbelly experience, we use a Balanced Scorecard that tracks elements such as sales and profitability metrics, employee turnover and a “mystery shopper” score, which essentially is a survey of customer satisfaction with the Potbelly experience. We review overall scores locally, regionally and nationally in order to assess our operational progress and identify areas of operational focus. Attaining certain ratings on the Balanced Scorecard allows a shop to be eligible for incentive targets paid quarterly and annual merit awards.

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

Shop managers are responsible for selecting, hiring and training the employees for each new shop. The training period for new non-management employees lasts approximately eight weeks and is characterized by on-the-job supervision by an experienced employee. Ongoing employee training remains the responsibility of the shop manager, but, as noted above, we provide specific training for our employees around The Potbelly Advantage each year. Special emphasis is placed on the safety, consistency and quality of food preparation and service, which is monitored through ongoing coaching sessions and meetings with managers. In addition, we have other continuing communications with all of our employees on food safety and preparation standards.

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

Site Selection and Expansion

We believe we are well positioned to continue growth in our existing markets and have significant expansion potential in new geographic areas throughout the United States. As of December 31, 2017, we had a domestic base of 475 shops in 31 states and the District of Columbia. Of these, the company operates 437 shops and franchisees operate 39 shops. In addition, there are 16 international franchised shops, including 11 shops in the Middle East, one shop in the United Kingdom, three shops in Canada and one in India.

Over the long-term, we plan to continue to grow the number of Potbelly shops. In 2017, 2016 and 2015, we opened 34, 40 and 43 new company-operated shops, respectively, and expanded into Salt Lake City, San Antonio, El Paso, Indianapolis and Oklahoma City. Additionally, during July 2015 and April 2016, the Company purchased a total of two franchise shops, converting them into company-operated shops. We cannot provide assurance that we will be able to grow the number of Potbelly shops in any year or over any period of time or that we will be able to open any specific number of shops in any year.

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

Site Selection Process

We consider the location of a shop to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential locations. We actively develop shops in both new and existing markets and plan to continue to expand in selected regions throughout the United States. Our Real Estate Committee, which includes most of our senior management team, meets twice a month to discuss all aspects of our development program. The process for selecting locations incorporates management’s experience and expertise and includes extensive data collection and analysis. We proactively seek new shop locations based on specific criteria, such as demographic characteristics, daytime population thresholds and traffic patterns, along with the potential visibility of, and accessibility to, the shop. Additionally, we use information and intelligence gathered from managers and other shop personnel that live in or near the neighborhoods we are considering. New shops are built with only one purpose in mind: to generate cash flow that meets or exceeds those modeled in our return targets. We are disciplined in our development, and we routinely forego sites that have many positive attributes, including strong visibility and street presence, but have challenging economics, such as high occupancy costs.

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

Construction

Construction of a new shop generally takes approximately 50 to 70 days from the date the location is leased or under contract, fully permitted and the landlord has delivered the space to Potbelly. Each new shop requires a total cash investment of approximately $600,000, but this figure could be materially higher or lower depending on the market, shop size and condition of the premises upon landlord delivery. We generally construct shops in third-party leased retail space but also construct free-standing buildings on leased properties. In the future, we intend to continue converting existing third-party leased retail space or constructing new shops in the majority of circumstances. For additional information regarding our leases, see “—Properties” in Item 2.

Franchising

In 2010, we initiated a program to selectively franchise our shops to take advantage of incremental growth opportunities. We intend to expand the number of franchise shops on a disciplined basis as we develop our franchise program. As of December 31, 2017, we had 39 domestic franchised shops in 17 states.

In 2011, our first international franchise shop opened with Alshaya, our first international franchise partner. As of December 31, 2017, Alshaya operated 11 franchised shops in Kuwait and the United Arab Emirates and has exclusive franchising rights in the Middle East. Our agreement with Alshaya provides that Alshaya may also open shops in Bahrain, Egypt, Jordan, Lebanon, Oman, Qatar and Saudi Arabia. In 2014, we entered into a franchise development agreement with Buraq, pursuant to which Buraq has the exclusive right to develop Potbelly shops in London for a period of five years. We expect Buraq to open up to ten Potbelly shops in London during that period. The first Potbelly shop in London opened in July 2015. In 2015, we entered into a franchise development agreement with Halsted, pursuant to which Halsted has the exclusive right to develop Potbelly shops in the province of Ontario, Canada for a period of ten years. The first Potbelly shop in Toronto, Ontario opened in October 2016. As of December 31, 2017, Halstead operated three franchise shops in Ontario, Canada. We expect Halsted to open a total of up to 15 Potbelly shops in the first five years of the development agreement. In 2017 we entered into a franchise development agreement with Kwals, pursuant to which Kwals has the exclusive rights to develop Potbelly shops in certain states in India.  We expect Kwals to open up to 20 Potbelly shops in the first five years of the development agreement. The first Potbelly shop in Delhi, India, opened in December 2017.

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

Neighborhood Shop Marketing

Consistent with our neighborhood approach, a portion of our marketing investments are made at the shop level. Neighborhood shops frequently hire local musicians and hold a variety of community events, including fundraisers. For example, during a “Shake Fundraiser” for smaller community organizations, Potbelly donates a portion of sales for each customized milkshake sold. For larger organizations, Potbelly sponsors local cause fundraisers, where 25% of sales gathered at the event are donated to the organization’s cause. Our shops promote these events and other events through social media, public relations, in-shop materials and local support, which results in increased traffic. Additionally, we engage in a variety of promotional activities, such as contributing food, time and money to charitable, civic and cultural programs in order to give back to the communities we serve and increase public awareness and appreciation of our shops and our employees.

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

E-Marketing and Social Media

We have increased our use of e-marketing tools, which enable us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We believe that our customers are frequent internet users and will use social media to make dining decisions or to share dining experiences. We have a Facebook page, Instagram and Twitter feed and advertise on various social media and other websites. We also use our Potbelly App and Potbelly Perks program to communicate with our customers and personalize offers for them, where they can order ahead, pay with their phone and earn tasty “surprise and delight” treats.

Sourcing and Supply Chain

Our supply chain team sources, negotiates and purchases food supplies for our shops. We believe in using high quality ingredients while maintaining our value position in the marketplace. We benchmark our products against the competition using consumer panels. We contract with Distribution Market Advantage, Inc., or DMA, a cooperative of multiple food distributors located throughout the nation. DMA is a broker with whom we negotiate and gain access to third-party food distributors and suppliers. For fiscal year 2017, distributors through our DMA arrangement supplied us with approximately 95% of our food supplies through six primary distributors: Reinhart FoodService, L.L.C., Ben E. Keith Company, Food Services of America, Shamrock Foods, Gordon Food Service and Nicholas & Co. Our remaining food supplies are distributed by other distributors under separate contracts. Our distributors deliver supplies to our shops approximately two to three times per week.

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

Currently we have pricing arrangements of varying lengths with our distributors and suppliers, including distributors and suppliers of meats, dairy, bread, cookie dough and other products. Meats represent about 26% of our product purchasing composition. In fiscal year 2017, more than 98% of our meat products were sourced from 10 suppliers under non-exclusive contracts. We have a non-exclusive contract with Campagna-Turano Bakery, Inc. for our signature multigrain bread. Campagna-Turano Bakery, Inc. produces bread items in a primary and secondary production facility. We have secondary suppliers in place for many of our significant meats, and we believe we would be able to source our meat and bread requirements from different suppliers if doing so became necessary. However, changes in the price or availability of certain products may affect the profitability of certain items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.

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

The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) enacted in March 2010 requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. The FDA issued final regulations with regard to restaurant menu labeling that is schedule to become effective May 7, 2018. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

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

Employees

As of December 31, 2017, we employed approximately 7,300 persons, of which approximately 200 are corporate personnel, 680 are shop management personnel and the remainder are hourly shop personnel.

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

The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent on our ability to retain and motivate key members of our senior leadership team. We currently have employment agreements in place with all of the members of our senior leadership team. The loss of the services of any of these executive officers or other key employees could have a material adverse effect on our business and plans for future development. In addition, we may have difficulty finding appropriate replacements and our business could suffer. We also do not maintain any key man life insurance policies for any of our employees.

Food safety and food-borne illness concerns may have an adverse effect on our business by reducing demand and increasing costs.

Food safety is a top priority, and we dedicate substantial resources to help ensure that our customers enjoy safe, quality food products. However, food-borne illnesses and food safety issues have occurred in the food industry in the past, and could occur in the future. Any report or publicity linking us to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brand and reputation as well as our revenues and profits. In addition, instances of food-

borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales.

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

One of the key means of achieving our growth strategies will be through opening new shops and operating those shops on a profitable basis. We expect this to be the case for the foreseeable future. We opened 34 new company-operated shops in 2017. We must identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current shops, demographics, traffic patterns and information gathered from local employees. We may not be able to open our planned new shops on a timely basis, if at all, given the uncertainty of these factors. In the past, we have experienced delays in opening some shops and that could happen again. Delays or failures in opening new restaurants could adversely affect our business and results of operations. As we operate more shops, our rate of expansion relative to the size of our restaurant base will eventually decline.

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

New shops, once opened, may not be profitable, and the results that we have experienced in the past may not be indicative of future results.

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

Although we target specified operating and financial metrics, new shops may not meet these targets or may take longer than anticipated to do so. Any new shops we open may not be profitable or achieve operating results similar to those of our existing shops. For example, the Company closed eight and two underperforming shops in 2017 and 2016, respectively. If our new shops do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected comparable store sales, our business, financial condition or results of operations could be adversely affected.

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

The planned increase in the number of our shops may make our future results unpredictable.

In 2017, we opened 34 company-operated shops and 16 franchisee-operated shops, and we plan to continue to increase the number of our shops in the next several years. This growth strategy and the substantial investment associated with the development of each new shop may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. Our future results depend on various factors, including successful selection of new markets and shop locations, local market acceptance of our shops, consumer recognition of the quality of our food and willingness to pay our prices, the quality of our operations and general economic conditions. In addition, as has happened when other restaurant concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. Newly opened shops or our future markets and shops may not be successful or our average net sandwich shop sales may not increase at historical rates, which could adversely affect our business, financial condition or results of operations.

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

We do not own any real property and all of our company-owned shops are located in leased premises. The leases for our shop locations generally have initial terms of ten years and typically provide for two renewal options in five-year increments as well as for rent escalations. Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If we close a shop, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close shops in desirable locations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal year 2017 (53 Weeks) Compared to Fiscal year 2016 (52 Weeks)—Revenues” in Item 7.

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

Our financial performance is highly dependent on shops located in Illinois, Texas, Michigan, Maryland, Washington, D.C. and Virginia, which comprised approximately 65% of our total domestic shops as of December 31, 2017. Shops located in the Chicago metropolitan area comprised approximately 24% of our total domestic shops as of such date. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our shops in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters.

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

We have a limited number of suppliers for our major products, such as bread. In 2017, we purchased almost all of our bread from one supplier, Campagna-Turano Bakery, Inc., and more than 98% of our meat products from ten suppliers. In addition, we contract with a distribution network with a limited number of distribution partners located throughout the nation to provide the majority of our food distribution services in the U.S. Through our arrangement, our food supplies are largely distributed through five primary distributors. Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs. See “Business—Sourcing and Supply Chain” in Item 1.

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our shops. In addition, we are increasingly relying on cloud computing and other technologies that result in third parties holding customer information on our behalf. Our operations depend upon our and our third party vendors’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. In addition, an increasing number of transactions are processed through our mobile application. Disruptions, failures or other performance issues with such customer facing technology systems could impair the benefits such systems provide to our business and negatively impact our relationship with our customers.

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

Risks Related to Ownership of Our Common Stock

Our business could be negatively affected as a result of actions of activist shareholders.

Privet Fund LP (“Privet”) is the beneficial owner of approximately 5.1% of our outstanding common stock as of February 7, 2018 (based on Schedule 13D/A filed with the SEC on February 7, 2018 by Privet).  In addition, a group of shareholders affiliated with GrizzlyRock Capital LLC (the “GrizzlyRock Group”) is the beneficial owner of approximately 5.3% of our outstanding common stock as of October 20, 2017 (based on Schedule 13D filed with the SEC on October 26, 2017 by the GrizzlyRock Group). Privet has nominated four candidates for election to our board of directors at our 2018 annual meetings of shareholders. The GrizzlyRock Group have also asserted that their intent is to influence the policies of the Company and assert shareholder rights. The actions of Privet and any future actions by the GrizzlyRock Group or another activist shareholder in the future could adversely affect our business because:

•	responding to Privet’s nominations and other actions by activist shareholders can be costly and time-consuming, and divert the attention of our management and employees;

•

perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	pursuit of an activist shareholder’s agenda may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. As of December 31, 2017, we had the following number of company-operated shops located in the following areas:

Location	Number of Shops	Location	Number of Shops
Illinois	107	Colorado	12
Texas	72	Indiana	8
Michigan	32	Kansas	6
Maryland	28	Massachusetts	6
District of Columbia	24	Oregon	6
Virginia	23	Utah	5
Minnesota	21	Pennsylvania	3
Ohio	18	New Jersey	2
Wisconsin	17	Oklahoma	2
New York	17	Connecticut	1
Arizona	13	Kentucky	1
Washington	12	Missouri	1
		Total	437

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

As of December 31, 2017, we occupied approximately 32,000 square feet of office space in Chicago, Illinois under an 11-year lease for our corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS

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

In October 2017, plaintiffs filed a purported collective and class action lawsuit in the United States District Court for the Southern District of New York against the Company alleging violations of the Fair Labor Standards Act ("FLSA") and New York Labor Law ("NYLL"). The plaintiffs allege that the Company violated the FLSA and NYLL by not paying overtime compensation to our assistant managers and violated NYLL by not paying spread-of-hours pay. Potbelly believes the assistant managers were properly classified under state and federal law. The Company intends to vigorously defend this action. This case is at an early stage, and Potbelly is therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter.

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

	2017		2016
	High	Low	High	Low
First Quarter	$13.80	$12.50	$13.95	$10.15
Second Quarter	14.10	10.65	14.87	12.37
Third Quarter	12.70	10.90	13.60	12.11
Fourth Quarter	13.30	11.05	14.40	11.90

On February 23, 2017, the closing price of our common stock on the Nasdaq Global Select Market was $12.95 per share.

Holders

As of December 31, 2017, there were 37 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

The Company currently intends to retain all available funds and any future earnings to fund the development and growth of the business and therefore Potbelly does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Potbelly board of directors, subject to compliance with covenants in future agreements governing our indebtedness, and will depend upon Company results of operations, financial condition, capital requirements and other factors that the board of directors deems relevant. In addition, in certain circumstances, the revolving credit facility restricts Potbelly’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” in Item 7.

Purchases of Equity Securities by the Issuer

The following table contains information regarding purchases of Company common stock made by or on behalf of Potbelly Corporation during the 14 weeks ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
September 25, 2017 – October 22, 2017	100,000	$12.24	100,000	$17,620,930
October 23, 2017 – November 19, 2017	100,000	$11.90	100,000	$16,430,908
November 20, 2017 – December 31, 2017	132,600	$12.58	132,600	$14,762,882
Total	332,600		332,600

(1)	Average price paid per share excludes commissions.
(2)

On September 8, 2016, the Company announced that its Board of Directors approved a share repurchase program, authorizing the Company to repurchase up to $30.0 million of Potbelly common stock. The Company’s previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. No time limit has been set for the completion of the repurchase program and the program may be suspended or discontinued at any time.

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Potbelly Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, S&P 600 SmallCap Index and S&P 600 Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from October 4, 2013 (the date our common stock commenced trading on the NASDAQ) to December 31, 2017. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth Potbelly’s selected consolidated financial and other data as of the dates and for the periods indicated. The Company derived the statements of operations and cash flow data presented below for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015 and the balance sheet data presented below as of December 31, 2017 and December 25, 2016 from the Company’s audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The statements of operations and cash flow data for the fiscal years ended December 28, 2014 and December 29, 2013 and the balance sheet data as of December 27, 2015, December 28, 2014 and December 29, 2013 have been derived from the Company’s audited consolidated financial statements not included in this Annual Report on Form 10-K. The Company’s historical results are not necessarily indicative of Potbelly’s results in any future period.

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. The Company’s fiscal year ends on the last Sunday of each calendar year. Fiscal year 2017 was a 53-week year and fiscal years 2016, 2015, 2014 and 2013 were 52-week years. The first three quarters of our fiscal year consist of 13 weeks, and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

Potbelly’s selected consolidated financial and other data should be read in conjunction with the disclosure set forth under “Risk Factors” in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Company’s consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Fiscal Year Ended
	December 31,	December 25,	December 27,	December 28,	December 29,
	2017	2016	2015	2014	2013
Statement of Operations Data:	($ in thousands)
Total revenues	$428,111	$407,131	$372,849	$326,979	$299,712

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	113,426	111,026	105,614	93,688	87,380
Labor and related expenses	126,337	117,838	106,628	93,165	83,579
Occupancy expenses	58,562	52,444	46,762	41,389	36,394
Other operating expenses	49,209	43,738	39,869	34,669	30,781
General and administrative expenses	44,618	40,411	37,322	32,420	39,656
Depreciation expense	25,680	22,734	21,476	19,615	17,875
Pre-opening costs	1,441	1,786	2,160	1,634	1,437
Impairment and loss on disposal of property and equipment	10,761	4,141	3,589	3,128	1,135
Total expenses	430,034	394,118	363,420	319,708	298,237
Income (loss) from operations	(1,923)	13,013	9,429	7,271	1,475

Interest expense	124	134	221	179	387
Other expense	—	—	—	—	2
Income (loss) before income taxes	(2,047)	12,879	9,208	7,092	1,086
Income tax expense (benefit) (1)	4,643	4,443	3,466	2,748	(204)
Net income (loss)	(6,690)	8,436	5,742	4,344	1,290
Net income (loss) attributable to non-controlling interests (2)	266	224	114	(14)	32
Net income (loss) attributable to Potbelly Corporation	(6,956)	8,212	5,628	4,358	1,258

Dividend declared and paid to common and preferred stockholders	—	—	—	—	(49,854)
Accretion of redeemable convertible preferred stock to maximum redemption value	—	—	—	—	(15,097)
Net income (loss) attributable to common stockholders	$(6,956)	$8,212	$5,628	$4,358	$(63,693)

	Fiscal Year Ended
	December 31,	December 25,	December 27,	December 28,	December 29,
	2017	2016	2015	2014	2013
	($ in thousands, except per share data)
Net income (loss) per common share attributable to common stockholders (3):
Basic	$(0.28)	$0.32	$0.20	$0.15	$(6.29)
Diluted	$(0.28)	$0.31	$0.20	$0.14	$(6.29)
Weighted average shares outstanding:
Basic	25,045,427	25,623,809	28,002,005	29,209,298	10,132,805
Diluted	25,045,427	26,231,367	28,634,396	30,275,061	10,132,805

Cash Flows Data:
Net cash provided by (used in):
Operating activities	41,819	45,969	40,320	26,554	29,880
Investing activities	(34,684)	(37,820)	(36,058)	(29,209)	(28,098)
Financing activities	(4,984)	(16,776)	(35,261)	(3,919)	45,202

Selected Other Data:
Total company-operated shops (end of period)	437	411	372	334	296
Change in company-operated comparable store sales	(2.4)%	1.4%	4.4%	0.1%	1.5%
Operating income (loss) margin (4)	(0.4)%	3.2%	2.5%	2.2%	0.5%
Shop-level profit margin (5)	18.2%	19.7%	19.4%	19.2%	20.2%
Capital expenditures	34,684	36,712	35,725	29,209	28,098
Adjusted EBITDA (6)	41,693	44,145	37,196	33,327	32,058
Adjusted EBITDA margin (6)	9.7%	10.8%	10.0%	10.2%	10.7%

	December 31,	December 25,	December 27,	December 28,	December 29,
	2017	2016	2015	2014	2013
	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,530	$23,379	$32,006	$63,005	$69,579
Working capital	17,851	10,736	24,599	59,334	63,093
Total assets	170,730	175,445	174,507	191,947	186,080
Total debt	—	—	—	1,008	1,092
Total equity	117,238	124,236	130,213	156,325	153,273

(1)

In connection with the Company’s initial analysis of the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), Potbelly recorded additional tax expense of $3.8 million for the fiscal year 2017, the period in which the legislation was enacted. See Note 7 to the Consolidated Financial Statements for additional information related to the Tax Act. The fiscal year 2013 included a $0.6 million benefit related to increasing the federal statutory rate to measure our deferred tax assets.

(2)

Non-controlling interests represent non-controlling partners’ share of the assets, liabilities and operations related to five joint venture investments. Potbelly has ownership interests ranging from 51-80% in these consolidated joint ventures.

(3)	Net income (loss) per common share attributable to common stockholders is calculated using the weighted average number of common shares outstanding for the period.

(4)	Income from operations as a percentage of total revenues.
(5)

Shop-level profit is not required by, or presented in accordance with, GAAP, and is defined as income (loss) from operations less franchise royalties and fees, general and administrative expenses, depreciation expense, pre-opening costs and impairment and loss on disposal of property and equipment. Shop-level profit is a supplemental measure of operating performance of the Company’s shops and the calculation thereof may not be comparable to that reported by other companies. Shop-level profit margin represents shop-level profit expressed as a percentage of net company-operated sandwich shop sales. Shop-level profit and shop-level profit margin have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of Potbelly’s results as reported under GAAP. Management believes shop-level profit margin is an important tool for investors because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses shop-level profit margin as a key metric to evaluate the profitability of incremental sales at the Company’s shops, to evaluate our shop performance across periods and to evaluate our shop financial performance compared with our competitors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of shop-level profit margin and other key performance indicators. A reconciliation of shop-level profit to income (loss) from operations and a calculation of shop-level profit margin is provided below:

	Fiscal Year Ended
	December 31,	December 25,	December 27,	December 28,	December 29,
	2017	2016	2015	2014	2013
	($ in thousands)
Income (loss) from operations	$(1,923)	$13,013	$9,429	$7,271	$1,475
Less: Franchise royalties and fees	3,179	2,257	1,895	1,515	1,138
General and administrative expenses	44,618	40,411	37,322	32,420	39,656
Depreciation expense	25,680	22,734	21,476	19,615	17,875
Pre-opening costs	1,441	1,786	2,160	1,634	1,437
Impairment and loss on disposal of property and equipment	10,761	4,141	3,589	3,128	1,135
Shop-level profit [Y]	$77,398	$79,828	$72,081	$62,553	$60,440
Total revenues	$428,111	$407,131	$372,849	$326,979	$299,712
Less: Franchise royalties and fees	3,179	2,257	1,895	1,515	1,138
Sandwich shop sales, net [X]	$424,932	$404,874	$370,954	$325,464	$298,574
Shop-level profit margin [Y÷X]	18.2%	19.7%	19.4%	19.2%	20.2%

(6)

Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Potbelly defines adjusted EBITDA as net income (loss) before depreciation and amortization expense, interest expense and the provision for income taxes, adjusted to eliminate the impact of other items set forth in the reconciliation below, including certain non-cash as well as certain other items that we do not consider representative of our ongoing operating performance. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenues. Adjusted EBITDA has limitations as an analytical tool, and the Company’s calculation thereof may not be comparable to that reported by other companies; accordingly, you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is included in this Annual Report because it is a key metric used by management. Additionally, adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Potbelly uses adjusted EBITDA alongside GAAP measures such as operating income (loss) and net income (loss) to measure profitability as a key profitability target in the Company’s annual and other budgets. Potbelly also uses adjusted EBITDA to compare our performance against that of peer companies. Potbelly believes that adjusted EBITDA provides useful information in facilitating operating performance comparisons from period to period and company to company. A reconciliation of adjusted EBITDA to net income attributable to Potbelly Corporation is provided below:

	Fiscal Year Ended
	December 31,	December 25,	December 27,	December 28,	December 29,
	2017	2016	2015	2014	2013
	($ in thousands)
Net income (loss) attributable to Potbelly Corporation	$(6,956)	$8,212	$5,628	$4,358	$1,258
Depreciation expense	25,680	22,734	21,476	19,615	17,875
Interest expense	124	134	221	179	387
Income tax expense (benefit)	4,643	4,443	3,466	2,748	(204)
EBITDA	$23,491	$35,523	$30,791	$26,900	$19,316
Impairment and closures (a)	11,659	4,265	4,006	3,885	1,132
Stock-based compensation (b)	3,848	3,057	2,399	2,542	11,610
CEO transition costs (c)	2,695	—	—	—	—
Legal settlement (d)	—	1,300	—	—	—
Adjusted EBITDA	$41,693	$44,145	$37,196	$33,327	$32,058

(a)

This adjustment includes costs related to impairment of long-lived assets, loss on disposal of property and equipment and shop closure expenses. Shop closure expenses are recorded in general and administrative expenses in the consolidated statement of operations. Additionally, fiscal years 2014 and 2015 reflect costs associated with moving the Company’s corporate headquarters.

(b)

This adjustment includes non-cash stock-based compensation. As a result of the consummation of the Company’s initial public offering, Potbelly recorded one-time charges of $10.0 million in fiscal year 2013 related to stock-based compensation, which primarily consist of a $7.6 million charge related to the cumulative expense for the periods in which the performance conditions were not met.

(c)

As a result of the departure of the former CEO, the Company incurred certain costs related to the transition. Transition costs were included in general and administrative expenses in the consolidated statements of operations and were related to the accelerated vesting of share-based compensation awards, salary related charges in accordance with the former CEO’s employment agreement and various other transition costs.

(d)	This adjustment relates to a legal expense incurred to establish an accrual related to a Fair Labor Standards Act claim.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with “Selected Financial Data” in Item 6 and the Company’s consolidated financial statements and the related notes to those statements included in Item 8. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause Potbelly results to differ materially from expectations. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those described in “Risk Factors” in Item 1A and elsewhere in this report.

Overview

Potbelly Corporation (the “Company” or “Potbelly”) is a growing neighborhood sandwich concept offering toasty warm sandwiches, signature salads and other fresh menu items served by engaging people in an environment that reflects the Potbelly brand. The Company’s combination of product, people and place is how we deliver on our passion to be “The Best Place for Lunch.” Potbelly sandwiches, salads and hand-dipped milkshakes are all made fresh to order and our cookies are baked fresh each day. The Company’s employees are trained to engage with the customers in a genuine way to provide a personalized experience. Potbelly’s shops feature vintage design elements and locally-themed décor inspired by the neighborhood that the Company believes creates a lively atmosphere. Through this combination, Potbelly believes we are creating a devoted base of Potbelly fans that return again and again.

The Company believes that a key to Potbelly’s past and future success is the Potbelly culture. It is embodied in The Potbelly Advantage, which is an expression of the Company’s Vision, Mission, Passion and Values and the foundation of everything Potbelly does. The Potbelly vision is for customers to feel that we are their “Neighborhood Sandwich Shop” and to tell others about their great experience. The Company’s mission is to make people really happy, to make more money and to improve every day. Potbelly’s Passion is to be “The Best Place for Lunch.” The Company’s values embody both how we lead and how we behave and form the cornerstone of our culture. Potbelly uses simple language that resonates from the frontline associate to the most senior levels of the organization, creating shared expectations and accountabilities in how Potbelly approaches the day-to-day activities. The Company strives to be a fun, friendly and hardworking group of people who enjoy taking care of the customers, while at the same time taking care of each other.

Potbelly owns and operates Potbelly Sandwich Works sandwich shops in the United States. The Company also has domestic and international franchise operations of Potbelly Sandwich Works sandwich shops. Potbelly’s chief operating decision maker is our Chief Executive Officer. Based on how our Chief Executive Officer reviews financial performance and allocates resources on a recurring basis, the Company has one operating segment and one reportable segment.

The table below sets forth a rollforward of company-operated and franchise-operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 28, 2014	334	17	12	29	363
Shops opened	43	8	2	10	53
Shop purchased from franchisee	1	(1)	—	(1)	—
Shops closed	(6)	—	(2)	(2)	(8)
Shops as of December 27, 2015	372	24	12	36	408
Shops opened	40	7	3	10	50
Shop purchased from franchisee	1	(1)	—	(1)	—
Shops closed	(2)	—	(2)	(2)	(4)
Shops as of December 25, 2016	411	30	13	43	454
Shops opened	34	12	4	16	50
Shops closed	(8)	(3)	(1)	(4)	(12)
Shops as of December 31, 2017	437	39	16	55	492

Fiscal Year

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal year 2017 was a 53-week year, while 2016 and 2015 were 52-week years. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

Outlook

Potbelly operates in a highly competitive segment of the restaurant industry. The Company competes with sandwich concepts that have significant scale and presence, as well as with the multitude of locally-owned sandwich shops. Additionally, Potbelly competes with many non-sandwich concepts that fall into the limited-service restaurants category. However, the Company believes that Potbelly will continue to succeed in the marketplace based on the combination of excellent product, people and place. The following competitive strengths provide a platform for the Company to achieve profitable growth:

•

Simple, Made-to-Order Food. The Potbelly menu features items made from high quality ingredients such as fresh vegetables, hearth-baked bread, and all-natural white-meat chicken. The sandwiches are made fresh to order and served toasty warm on Potbelly’s signature multigrain or regular bread or on our multigrain Flats, all of which are delivered to the shops. The Company menu also features a variety of cookies baked fresh daily in each shop, and the Company’s hand-dipped shakes, malts and smoothies are made from real ingredients. The Company believes the unique Potbelly experience encourages repeat customer visits and drives increased sales.

•

Differentiated Customer Experience That Delivers a Neighborhood Feel. Potbelly strives to provide a positive customer experience that is driven by both the Company’s employees and the atmosphere of the shops. The Company looks to hire employees that are outgoing people and train them to interact with the customers in a genuine way while providing fast service. Potbelly believes the atmosphere is enhanced by live, local musicians that perform weekly in the majority of the Company’s shops. Every Potbelly location strives to be “The Neighborhood Sandwich Shop,” creating devoted fans who tell others about their experience.

•

Attractive Shop Economics. The Potbelly shop model is designed to generate strong cash flow, shop-level profit margins, and cash-on-cash returns. Potbelly’s ability to maintain margins and returns depends on a number of factors. For example, the Company faces increasing labor and commodity costs, which Potbelly has partially offset by increasing menu prices. Although there is no guarantee that the Company will be able to maintain these returns, we believe the shop economics support our ability to profitably grow our brand in new and existing markets.

•

Management Team with Substantial Operating Experience. Potbelly’s senior management team has extensive operating experience across disciplines in the restaurant and retail sectors. The Company’s senior team is led by the CEO, Alan Johnson, who has more than 30 years of executive leadership experience in the retail and restaurant sector and is committed to sustained profitable growth. Potbelly believes the experienced leadership team is a key driver of the Company’s success and positions us to execute our long-term growth strategy.

•

Distinct, Deep-Rooted Culture: The Potbelly Advantage. Potbelly believes our culture is a key to our success. It is embodied in The Potbelly Advantage, which is an expression of the Company’s Vision, Mission, Passion and Values. The Potbelly Advantage is a statement of the Company’s intentions and is the foundation of everything we do, including how the Company plans and manages the business. It allows Potbelly to deliver operational excellence and grow the business and the Company’s base of devoted fans.

The Company believes the combination of these strengths provides a competitive advantage in the marketplace. Continuing to execute at a high level across all aspects of Potbelly’s business is imperative to realize the growth potential for Potbelly. Potbelly is confident in our strategies, our people and the opportunity to make Potbelly a “Global Iconic Brand.”

Key Performance Indicators

In assessing the performance of the Company’s business, Potbelly considers a variety of performance and financial measures. The key measures for determining how the business is performing are comparable store sales, shop-level profit margins, cash-on-cash returns and adjusted EBITDA.

Company-Operated Comparable Store Sales

Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. Potbelly defines the comparable store base to include those shops open for 15 months or longer. As of the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, there were 379, 355 and 312 shops, respectively, in Potbelly’s comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. Entrees are defined as sandwiches, salads and bowls of soup.

Number of Company-Operated Shop Openings

The number of company-operated shop openings reflects the number of shops opened during a particular reporting period. Before Potbelly opens new shops, the Company incurs pre-opening costs, which are defined below. Often, new shops open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. While sales volumes are generally higher during the initial opening period, new shops typically experience normal inefficiencies in the form of higher cost of sales, labor and other direct operating expenses and as a result, shop-level profit margins are generally lower during the start-up period of operation. The average start-up period is 10 to 13 weeks. The number and timing of shop openings has had, and is expected to continue to have, an impact on the Company’s results of operations.

Shop-Level Profit Margin

Shop-level profit margin is defined as net company-operated sandwich shop sales less company-operated sandwich shop operating expenses, including cost of goods sold, labor and related expenses, other operating expenses and occupancy expenses, as a percentage of net company-operated sandwich shop sales. Shop-level profit margin is not required by, or presented in accordance with GAAP. Potbelly believes shop-level profit margin is important in evaluating shop-level productivity, efficiency and performance.

Adjusted EBITDA

Potbelly defines adjusted EBITDA as net income before depreciation and amortization, interest expense and provision for income taxes, adjusted for the impact of the following items that the Company does not consider representative of ongoing operating performance: stock-based compensation expense, impairment and shop closure expenses, gain or loss on disposal of property and equipment, pre-opening expenses and CEO transition costs as well as other one-time, non-recurring charges. Potbelly believes that adjusted EBITDA is a more appropriate measure of operating performance, as it provides a clearer picture of operating results by eliminating expenses that are not reflective of underlying business performance.

Key Financial Definitions

Revenues

Potbelly generates revenue from net company-operated sandwich shop sales and franchise operations. Net company-operated shop sales consist of food and beverage sales, net of promotional allowances and employee meals. Company-operated shop sales are influenced by new shop openings, shop closures and comparable store sales. Franchise royalties and fees consist of an initial franchise fee, a franchise development agreement fee and royalty income from the franchisee.

Cost of Goods Sold, Excluding Depreciation

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

Impairment and Loss on Disposal of Property and Equipment

Potbelly reviews long-lived assets, such as property and equipment and intangibles, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable and records an impairment charge when appropriate. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. Typically, the fair value of the asset is determined by estimating discounted future cash flows associated with the asset. Loss on disposal of property and equipment represents the net book value of property and equipment less proceeds received, if applicable, on assets abandoned or sold. These losses are related to normal disposals in the ordinary course of business, along with disposals related to shop closures and selected shop remodeling activities.

Interest Expense

Interest expense consists of interest on unused commitment fees and deferred financing fees.

Non-controlling Interests

Non-controlling interests represent non-controlling partners’ share of the assets, liabilities and operations related to five joint venture investments. Potbelly has ownership interests ranging from 51-80% in these consolidated joint ventures.

Results of Operations

Fiscal Year 2017 (53 Weeks) Compared to Fiscal Year 2016 (52 Weeks)

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2017	% of Revenues	2016	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$424,932	99.3%	$404,874	99.4%	$20,058	5.0%
Franchise royalties and fees	3,179	0.7	2,257	0.6	922	40.9
Total revenues	428,111	100.0	407,131	100.0	20,980	5.2

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	113,426	26.5	111,026	27.3	2,400	2.2
Labor and related expenses	126,337	29.5	117,838	28.9	8,499	7.2
Occupancy expenses	58,562	13.7	52,444	12.9	6,118	11.7
Other operating expenses	49,209	11.5	43,738	10.7	5,471	12.5
General and administrative expenses	44,618	10.4	40,411	9.9	4,207	10.4
Depreciation expense	25,680	6.0	22,734	5.6	2,946	13.0
Pre-opening costs	1,441	0.3	1,786	0.4	(345)	(0.2)
Impairment and loss on disposal of property and equipment	10,761	2.5	4,141	1.0	6,620	>100
Total expenses	430,034	100.4	394,118	96.8	35,916	9.1
Income (loss) from operations	(1,923)	(0.4)	13,013	3.2	(14,936)	>(100)

Interest expense	124	*	134	*	(10)	(7.5)
Income (loss) before income taxes	(2,047)	(0.5)	12,879	3.2	(14,926)	>(100)
Income tax expense	4,643	1.1	4,443	1.1	200	4.5
Net income (loss)	(6,690)	(1.6)	8,436	2.1	(15,126)	>(100)
Net income attributable to non- controlling interests	266	*	224	*	42	18.8
Net income (loss) attributable to Potbelly Corporation	$(6,956)	(1.6)%	$8,212	2.0%	$(15,168)	>(100)

*	Amount is less than 0.1%

Revenues

Revenues increased by $21.0 million, or 5.2%, to $428.1 million for the fiscal year 2017, from $407.1 million for the fiscal year 2016. The revenue growth was driven by an increase in sales of $36.8 million from shops not yet in our company-operated comparable store sales base and an increase in sales of $0.9 million from franchise royalties and fees. These increases were partially offset by a decrease in sales of $9.3 million, or 2.4%, from company-operated comparable store shops and a decrease in sales of $7.5 million from shops that have closed. The decrease in company-operated comparable store sales resulted from a decrease in traffic partially offset by certain menu price increases.

In February 2017, the City of Chicago's Department of Aviation approved the award of the Midway International Airport dining concessions to a development group whose proposal did not include an extension of the Company’s lease at the airport. The new development group took over the space of the Company’s shop at Midway in May 2017. For the year ended December 25, 2016, the Midway shop represented approximately $7.8 million in revenue and approximately $2.0 million in income before income taxes.

Cost of Goods Sold

Cost of goods sold increased by $2.4 million, or 2.2%, to $113.4 million for the fiscal year 2017, compared to $111.0 million for the fiscal year 2016, primarily due to an increase in sales volume. As a percentage of revenues, cost of goods sold decreased to 26.5% for the fiscal year 2017, from 27.3% for the fiscal year 2016, primarily driven by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $8.5 million, or 7.2%, to $126.3 million for the fiscal year 2017, from $117.8 million for the fiscal year 2016, primarily due to new shop openings and inflationary wage increases in certain states, which were partially offset by a decrease in expense from shops that have closed and company-operated comparable store shops. As a percentage of revenues, labor and related expenses increased to 29.5% for the fiscal year 2017, from 28.9% for fiscal year 2016, primarily driven by a decrease in company-operated comparable store shop revenue.

Occupancy Expenses

Occupancy expenses increased by $6.1 million, or 11.7%, to $58.6 million for the fiscal year 2017, from $52.4 million for the fiscal year 2016, primarily due to new shop openings and an increase in rent expense, real estate taxes, and common area maintenance. These increases were partially offset by a decrease in expenses from shops that have closed. As a percentage of revenues, occupancy expenses increased to 13.7% for the fiscal year 2017, from 12.9% for the fiscal year 2016, primarily due to a decrease in company-operated comparable store shop revenue and an increase in real estate taxes, rent expense and common area maintenance. These increases in the percentage of revenue were partially offset by a decrease in expenses from shops that have closed.

Other Operating Expenses

Other operating expenses increased by $5.5 million, or 12.5%, to $49.2 million for the fiscal year 2017, from $43.7 million for the fiscal year 2016. The increase was attributable to new shop openings as well as higher utility costs, information technology costs, credit card fees and marketing costs. As a percentage of revenues, other operating expenses increased to 11.5% for fiscal year 2017, from 10.7% for fiscal year 2016, primarily driven by a decrease in company-operated comparable store shop revenue, higher utility expenses, information technology costs, credit card fees and marketing costs.

General and Administrative Expenses

General and administrative expenses increased by $4.2 million, or 10.4%, to $44.6 million for the fiscal year 2017, from $40.4 million for the fiscal year 2016. The increase was driven primarily by CEO transition costs of $2.7 million, consulting costs, store closure expenses and advertising costs. These increases were partially offset by lower legal expenses of $1.5 million and lower performance-based incentive expenses. As a percentage of revenues, general and administrative expenses increased to 10.4% for the fiscal year 2017, from 9.9% for the fiscal year 2016, primarily due to CEO transition costs, consulting costs, store closure expenses and advertising costs. These increases were partially offset by lower legal expenses and performance-based incentive expenses.

Depreciation Expense

Depreciation expense increased by $2.9 million, or 13.0%, to $25.7 million for the fiscal year 2017, from $22.7 million for the fiscal year 2016, primarily due to a higher depreciable base related to new shops, existing shop capital investments and investments in technology such as the mobile application. These increases were partially offset by impairment charges taken subsequent to fiscal year 2016, which lowered the depreciable base. As a percentage of revenues, depreciation increased to 6.0% for the fiscal year 2017, from 5.6% for the fiscal year 2016, driven by a decrease in company-operated comparable store shop revenue and a higher depreciable base related to new shops and existing shop capital investments. These impacts were partially offset by impairment charges taken subsequent to fiscal year 2016, which lowered the depreciable base.

Pre-Opening Costs

Pre-opening costs decreased by $0.3 million, or 0.2%, to $1.4 million for the fiscal year 2017, from $1.8 million for the fiscal year 2016.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $10.8 million for fiscal year 2017, compared to $4.1 million for fiscal year 2016. After performing a periodic review of the Company’s shops during each fiscal quarter of 2017, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed impairment analyses related to these shops and recorded impairment charges of $10.6 million for the excess of the carrying amount recorded on the balance sheet over the shops’ estimated fair value. The Company performs impairment analyses on a quarterly basis which involves significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on the Company’s current projections, no impairment, beyond what has already been recorded, has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

Interest Expense

Interest expense was $0.1 million for fiscal year 2017 and 2016.

Income Tax Expense

Income tax expense increased by $0.2 million to $4.6 million for the fiscal year 2017, from $4.4 million for the fiscal year 2016. This increase was attributable to $3.8 million of additional tax expense recorded related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). See Note 7 to the Consolidated Financial Statements for additional information related to the Tax Act. Income tax expense in 2017 also included $2.1 million of expense related to the adoption of Accounting Standards Update (ASU) 2016-09, which resulted in the tax effects of equity-based compensation being recorded through the income statement rather than equity. These increases to tax expense were partially offset by lower pre-tax book income and certain tax benefits. The effective tax rate was (226.8)% for the fiscal year 2017, compared to 34.5% for the fiscal year 2016. The unfavorable change to the effective tax rate relates to the enactment of the Tax Act, which had an impact to the Company’s tax rate of (189.2)% and the adoption of ASU 2016-09, which had an impact to the Company’s tax rate of (103.2)%. These items were partially offset by favorable impacts to the Company’s tax rate due to a lower pre-tax book income and certain tax benefits.

Results of Operations

Fiscal Year 2016 (52 Weeks) Compared to Fiscal Year 2015 (52 Weeks)

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2016	% of Revenues	2015	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$404,874	99.4%	$370,954	99.5%	$33,920	9.1%
Franchise royalties and fees	2,257	0.6	1,895	0.5	362	19.1
Total revenues	407,131	100.0	372,849	100.0	34,282	9.2

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	111,026	27.3	105,614	28.3	5,412	5.1
Labor and related expenses	117,838	28.9	106,628	28.6	11,210	10.5
Occupancy expenses	52,444	12.9	46,762	12.5	5,682	12.2
Other operating expenses	43,738	10.7	39,869	10.7	3,869	9.7
General and administrative expenses	40,411	9.9	37,322	10.0	3,089	8.3
Depreciation expense	22,734	5.6	21,476	5.8	1,258	5.9
Pre-opening costs	1,786	0.4	2,160	0.6	(374)	(17.3)
Impairment and loss on disposal of property and equipment	4,141	1.0	3,589	1.0	552	15.4
Total expenses	394,118	96.8	363,420	97.5	30,698	8.4
Income from operations	13,013	3.2	9,429	2.5	3,584	38.0

Interest expense	134	*	221	*	(87)	(39.4)
Income before income taxes	12,879	3.2	9,208	2.5	3,671	39.9
Income tax expense	4,443	1.1	3,466	0.9	977	28.2
Net income	8,436	2.1	5,742	1.5	2,694	46.9
Net income attributable to non- controlling interests	224	*	114	*	110	96.5
Net income attributable to Potbelly Corporation	$8,212	2.0%	$5,628	1.5%	$2,584	45.9%

*	Amount is less than 0.1%

Revenues

Revenues increased by $34.3 million, or 9.2%, to $407.1 million for the fiscal year 2016, from $372.8 million for the fiscal year 2015. Company-operated non-comparable store sales contributed $32.7 million, or 95%, of the total revenue increase, company-operated comparable store sales contributed $5.1 million, or 15%, of the total revenue increase and franchise shops contributed $0.4 million, or 1%, of the total revenue increase. This is partially offset by a decrease in revenues of $3.9 million, or 11%, related to closed stores. The increase in company-operated comparable store sales resulted from certain menu price increases and menu mix.

Cost of Goods Sold

Cost of goods sold increased by $5.4 million, or 5.1%, to $111.0 million for the fiscal year 2016, compared to $105.6 million for the fiscal year 2015, primarily due to the increase in revenues. As a percentage of revenues, cost of goods sold decreased to 27.3% for fiscal year 2016, from 28.3% for fiscal year 2015, primarily driven by certain menu price increases, as well as decreases in certain food commodity costs.

Labor and Related Expenses

Labor and related expenses increased by $11.2 million, or 10.5%, to $117.8 million for the fiscal year 2016, from $106.6 million for the fiscal year 2015, primarily due to new shop openings. As a percentage of revenues, labor and related expenses increased to 28.9% for the fiscal year 2016, from 28.6% for fiscal year 2015, primarily due to wage inflation in certain states as a result of statutory minimum wage increases. These increases were partially offset by improvements in labor productivity and certain menu price increase.

Occupancy Expenses

Occupancy expenses increased by $5.6 million, or 12.2%, to $52.4 million for the fiscal year 2016, from $46.8 million for the fiscal year 2015, primarily due to new shop openings. As a percentage of revenues, occupancy expenses increased to 12.9% for fiscal year 2016, from 12.5% for the fiscal year 2015, primarily due to rent renewals and inflation on common area maintenance and real estate taxes.

Other Operating Expenses

Other operating expenses increased by $3.8 million, or 9.7%, to $43.7 million for the fiscal year 2016, from $39.9 million for the fiscal year 2015, primarily due to new shop openings as well as increased fees associated with credit card usage in our shops. As a percentage of revenues, other operating expenses remained consistent at 10.7% for the fiscal year 2016 and the fiscal year 2015.

General and Administrative Expenses

General and administrative expenses increased by $3.1 million, or 8.3%, to $40.4 million for the fiscal year 2016, from $37.3 million for the fiscal year 2015. The increase is primarily driven by increased headcount for our field management and a one-time legal settlement, partially offset by decreases in our performance-based incentives. As a percentage of revenues, general and administrative expenses decreased to 9.9% for the fiscal year 2016, from 10.0% for the fiscal year 2015, driven by leverage of the primarily fixed Support Center cost.

Depreciation Expense

Depreciation expense increased by $1.2 million, or 5.9%, to $22.7 million for the fiscal year 2016, from $21.5 million for the fiscal year 2015, primarily due to a higher depreciable base resulting from new shops. As a percentage of revenues, depreciation decreased to 5.6% for the fiscal year 2016, from 5.8% for the fiscal year 2015, driven by lower depreciation associated with new shops with lower build-out costs and longer expected useful lives for leasehold improvements, as well as leasehold improvements at legacy shops with higher build-out costs and shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs decreased by $0.4 million, or 17.3%, to $1.8 million for the fiscal year 2016, from $2.2 million for the fiscal year 2015, primarily due to four fewer new company-operated shops opening in 2016 as compared to the fiscal year 2015, as well as pre-opening rent for the new corporate office location of $0.2 million incurred during the fiscal year 2015.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased by $0.5 million, or 15.4%, to $4.1 million for the fiscal year 2016, from $3.6 million for the fiscal year 2015. As a result of performing a periodic review of our shops during each fiscal quarter of 2016, it was determined that indicators of impairment were present for certain shops as a result of underperformance of shop profitability. Potbelly performed an impairment analysis related to these shops and recorded an impairment charge of $4.0 million related to the excess of the carrying amounts recorded on our balance sheet over the estimated fair values, as compared to $3.4 million in the fiscal year 2015.

Interest Expense

Interest expense decreased by $0.1 million, or 39.4%, to $0.1 million for the fiscal year 2016, from $0.2 million for the fiscal year 2015. Interest expense for the fiscal year ended December 25, 2016 is attributable to unused commitment fees and deferred financing fees.

Income Tax Expense

Income tax expense increased by $0.9 million to $4.4 million for the fiscal year 2016, from $3.5 million for the fiscal year 2015, driven by higher taxable income. Our effective tax rate was 34.5% for the fiscal year 2016, compared to 37.6% for the fiscal year 2015. The decrease in the effective tax rate primarily relates to recognizing more federal tax credits in the fiscal year 2016 as compared to the prior year.

Quarterly Results and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during the fiscal year 2017 and 2016. The quarterly information includes all normal recurring adjustments that Potbelly considers necessary for the fair presentation of the information shown. This information should be read in conjunction with the Company’s consolidated financial statements and the related notes to those statements included Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	2017 Fiscal Quarters Ended (1)
	March 26,	June 25,	September 24,	December 31,
	2017	2017	2017	2017
	(unaudited; dollars in thousands)
Total revenues	$101,699	$108,136	$106,127	$112,149
Income (loss) from operations	1,263	164	(574)	(2,776)
Net income (loss) attributable to Potbelly Corporation	683	(138)	(240)	(7,261)
Total company-operated shops (end of period)	413	424	426	437
Change in company-operated comparable store sales	(3.1)%	(4.9)%	(4.8)%	(2.4)%

	2016 Fiscal Quarters Ended (1)
	March 27,	June 26,	September 25,	December 25,
	2016	2016	2016	2016
	(unaudited; dollars in thousands)
Total revenues	$95,955	$105,036	$103,782	$102,358
Income from operations	1,889	5,512	2,842	2,770
Net income attributable to Potbelly Corporation	1,088	3,373	1,795	1,956
Total company-operated shops (end of period)	377	382	387	411
Change in company-operated comparable store sales	3.7%	1.7%	0.6%	0.1%

(1)

Fiscal year 2017 was a 53-week year. The first three fiscal quarters consisted of 13 weeks and the fourth fiscal quarter consisted of 14 weeks. Fiscal year 2016 was a 52-week year. Each quarter of the fiscal year consisted of 13 weeks.

Historically, customer spending patterns for Company established shops are lowest in the first quarter of the year. Potbelly quarterly results have been and will continue to be affected by the timing of new shop openings and their associated pre-opening costs. As a result of these and other factors, Company financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

General

Potbelly’s on-going primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents and the Company’s credit facility. Potbelly’s primary requirements for liquidity and capital are new shop openings, existing shop capital investments (maintenance and improvements), repurchases of Company common stock, lease obligations, purchases of existing franchise-operated shops, and working capital and general corporate needs. Potbelly’s requirement for working capital is not significant since the Company’s customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, Potbelly is able to sell certain inventory items before the Company needs to pay its suppliers for such items. Company shops do not require significant inventories or receivables. Potbelly believes that these sources of liquidity and capital will be sufficient to finance the Company’s continued operations and expansion plans for at least the next twelve months.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Fiscal Year
	2017	2016	2015
Operating activities	$41,819	$45,969	$40,320
Investing activities	(34,684)	(37,820)	(36,058)
Financing activities	(4,984)	(16,776)	(35,261)
Net increase (decrease) in cash	$2,151	$(8,627)	$(30,999)

Operating Activities

Net cash provided by operating activities decreased to $41.8 million for the fiscal year 2017, from $46.0 million for the fiscal year 2016. The $4.2 million decrease is primarily driven by changes in certain working capital accounts mainly due to timing. The remainder of the difference was primarily attributable to a decrease of $15.2 million in net income.

Net cash provided by operating activities increased to $46.0 million for the fiscal year 2016, from $40.3 million for the fiscal year 2015. The $5.6 million increase is primarily attributable to an increase of $7.7 million in net shop-level profits. The remainder of the change is primarily driven by changes in certain working capital accounts mainly due to timing.

Investing Activities

Net cash used in investing activities decreased to $34.7 million for the fiscal year 2017, from $37.8 million for the fiscal year 2016. The decrease was primarily due to construction costs for 34 new company-operated shops opened for the fiscal year 2017 compared to construction costs for 40 new company-operated shops opened for the fiscal year 2016 as well as capital expenditures for future shop openings. In addition, in April 2016, Potbelly purchased a franchise shop, converting it into a company-operated shop at a cost of $1.1 million.

Net cash used in investing activities increased to $37.8 million for the fiscal year 2016, from $36.1 million for the fiscal year 2015. The increase was primarily due to construction costs for 40 new company-operated shops opened for the fiscal year 2016, compared to 43 new company-operated shops opened for the fiscal year 2015, at a higher average cost per shop in 2016, as well as capital expenditures for future shop openings, maintaining the Company’s existing shops and certain other projects. In addition, in April 2016, the Company purchased a franchise shop, converting it into a company-operated shop at a cost of $1.1 million.

Financing Activities

Net cash used in financing activities decreased to $5.0 million for the fiscal year 2017, from $16.8 million for the fiscal year 2016. The decrease in net cash used was mainly driven by $12.9 million of treasury stock repurchased during the fiscal year 2017 compared to $22.3 million during the fiscal year 2016. Additionally, Potbelly received $8.5 million in proceeds from the exercise of stock options and warrants for the fiscal year 2017 compared to $6.2 million for the fiscal year 2016.

Net cash used in financing activities decreased to $16.8 million for the fiscal year 2016, from $35.3 million for the fiscal year 2015. The decrease in net cash used was mainly driven by $22.3 million of treasury stock repurchased during the fiscal year 2016 compared to $39.8 million during the fiscal year 2015.

Stock Repurchase Program

On September 8, 2016, the Company announced that its Board of Directors authorized a share repurchase program of up to $30.0 million of the Company’s common stock. The Company’s previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act of 1934, as amended) or in privately negotiated transactions. During fiscal year 2017, the Company repurchased 1,078,096 shares of common stock for approximately $12.9 million, including cost and commission, in open market transactions. At December 31, 2017, the remaining dollar value of authorization under the share repurchase program was $14.8 million, which does not include commission.

Credit Facility

On December 9, 2015, Potbelly entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50.0 million, with possible future increases to $75.0 million under an expansion feature. Borrowings under the credit facility generally bear interest at the Company’s option at either (i) a eurocurrency rate determined by reference to the applicable London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon the Company’s consolidated total leverage ratio. On the last day of each calendar quarter, Potbelly is required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon Potbelly’s consolidated total leverage ratio. So long as the leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make. As of December 31, 2017, the Company had no amounts outstanding under the credit facility.

Off-Balance Sheet Arrangements

As of December 31, 2017, the Company does not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

Contractual Obligations

The following table presents contractual obligations and commercial commitments as of December 31, 2017 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (a)	$289,013	$47,116	$84,764	$69,551	$87,582
Capital leases	123	99	24	—	—
Total	$289,136	$47,215	$84,788	$69,551	$87,582

(a)	Includes base lease terms and certain optional renewal periods that are included in the lease term. Certain of these options are subject to escalation based on various market-based factors.

Impact of Inflation

Potbelly’s profitability is dependent, among other things, on the Company’s ability to anticipate and react to changes in the costs of key operating resources, including food and beverages, labor, energy and other services. Substantial increases in costs and expenses could impact the Company’s operating results to the extent such increases cannot be passed along to the customers. Apart from the commodity effects discussed above, in general, Potbelly has been able to substantially offset shop and operating cost increases resulting from inflation by altering the menu items, increasing menu prices, making productivity improvements or other adjustments. However, certain areas of costs, notably labor and utilities, can be significantly volatile or subject to significant changes due to changes in laws or regulations, such as the minimum wage laws. There can be no assurance that Potbelly will generate increases in comparable store sales in amounts sufficient to offset inflationary or other cost pressures.

Critical Accounting Policies and Estimates

Potbelly’s discussion and analysis of the financial condition and results of operations are based on Potbelly’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of Potbelly’s financial condition and operating results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Potbelly’s significant accounting policies can be found in Note 2 to the consolidated financial statements in Item 8. Potbelly considers the following policies to be the most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements.

Impairment of Long-Lived Assets and Disposal of Property and Equipment

Potbelly assess potential impairments to long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped together for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Potbelly used a weighted average cost of capital to discount the future cash flows. A 100 basis point change in weighted average cost of capital would not have a material impact on the calculation of an impairment charge. After performing a periodic review of Company shops as of December 31, 2017, December 25, 2016 and December 27, 2015, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. The Company recorded an impairment charge of $10.6 million, $4.0 million and $3.4 million for the fiscal years 2017, 2016 and 2015, respectively, which is included in impairment and loss on disposal of property and equipment in the consolidated statements of operations. Based on the Company’s current projections, no impairment, beyond what has already been recorded, has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Potbelly is subject to interest rate risk in connection with borrowings under the credit facility, which bears interest at variable rates. As of December 31, 2017, the Company had no amounts outstanding under the credit facility. A 100 basis point change in the interest rate would not have a material impact on the Company’s financial condition or results of operations. Potbelly did not have any material exposure to interest rate market risks for fiscal year 2017.

Commodity Price Risk

Potbelly is also exposed to commodity price risks. Many of the food products the Company purchases are subject to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Potbelly works with its suppliers and uses a mix of forward pricing protocols for certain items under which the Company agrees with suppliers on fixed prices for deliveries at some time in the future, fixed pricing protocols under which the Company agrees on a fixed price with the supplier for the duration of that protocol and formula pricing protocols under which the prices Potbelly pays are based on a specified formula related to the prices of the goods, such as spot prices. Potbelly’s use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less). The Company does not enter into futures contracts or other derivative instruments. Increased prices or shortages could generally affect the cost and quality of the items Potbelly buys or may require us to further raise prices or limit the Company’s menu options. These events, combined with other general economic and demographic conditions, could impact Potbelly’s pricing and negatively affect the Company’s sales and profit margins.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Potbelly Corporation and subsidiaries

Chicago, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Potbelly Corporation and subsidiaries (the "Company") as of December 31, 2017 and December 25, 2016, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2017 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 25, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 28, 2018

We have served as the Company's auditor since 2005.

Potbelly Corporation and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands, except share and par value data)

	December 31,	December 25,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$25,530	$23,379
Accounts receivable, net of allowances of $129 and $78 as of December 31, 2017 and December 25, 2016, respectively	5,087	3,787
Inventories	3,525	3,365
Prepaid expenses and other current assets	11,061	8,020
Total current assets	45,203	38,551

Property and equipment, net	103,859	107,074
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred income taxes, non-current	11,202	19,410
Deferred expenses, net and other assets	4,840	4,784
Total assets	$170,730	$175,445

Liabilities and Equity
Current liabilities
Accounts payable	$3,903	$3,111
Accrued expenses	23,273	23,082
Accrued income taxes	176	1,622
Total current liabilities	27,352	27,815

Deferred rent and landlord allowances	22,987	21,076
Other long-term liabilities	3,153	2,318
Total liabilities	53,492	51,209

Stockholders’ equity
Common stock, $0.01 par value—authorized 200,000,000 shares; outstanding 24,999,688 and 25,139,127 shares as of December 31, 2017 and December 25, 2016, respectively	318	309
Warrants	—	909
Additional paid-in-capital	421,657	407,622
Treasury stock, held at cost, 6,831,508 and 5,753,412 shares as of December 31, 2017, and December 25, 2016, respectively	(85,262)	(72,321)
Accumulated deficit	(219,990)	(213,034)
Total stockholders’ equity	116,723	123,485
Non-controlling interest	515	751
Total stockholders' equity	117,238	124,236

Total liabilities and equity	$170,730	$175,445

See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries

Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	Fiscal Year
	2017	2016	2015
Revenues
Sandwich shop sales, net	$424,932	$404,874	$370,954
Franchise royalties and fees	3,179	2,257	1,895
Total revenues	428,111	407,131	372,849

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	113,426	111,026	105,614
Labor and related expenses	126,337	117,838	106,628
Occupancy expenses	58,562	52,444	46,762
Other operating expenses	49,209	43,738	39,869
General and administrative expenses	44,618	40,411	37,322
Depreciation expense	25,680	22,734	21,476
Pre-opening costs	1,441	1,786	2,160
Impairment and loss on disposal of property and equipment	10,761	4,141	3,589
Total expenses	430,034	394,118	363,420
Income (loss) from operations	(1,923)	13,013	9,429

Interest expense	124	134	221
Income (loss) before income taxes	(2,047)	12,879	9,208
Income tax expense	4,643	4,443	3,466
Net income (loss)	(6,690)	8,436	5,742
Net income attributable to non-controlling interest	266	224	114
Net income (loss) attributable to Potbelly Corporation	$(6,956)	$8,212	$5,628

Net income (loss) per common share attributable to common stockholders:
Basic	$(0.28)	$0.32	$0.20
Diluted	$(0.28)	$0.31	$0.20
Weighted average shares outstanding:
Basic	25,045,427	25,623,809	28,002,005
Diluted	25,045,427	26,231,367	28,634,396

See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries

Consolidated Statements of Equity

(amounts in thousands, except share data)

	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non-Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 28, 2014	28,934,700	$298	$(10,246)	$909	$391,972	$(226,874)	$266	$156,325
Net income	—	—	—	—	—	5,628	114	5,742
Stock-based compensation plans	576,381	5	—	—	4,779	—	—	4,784
Excess tax benefits associated with exercise of stock options	—	—	—	—	308	—	—	308
Repurchases of common stock	(3,206,820)	—	(39,754)	—	—	—	—	(39,754)
Distributions to non-controlling interest	—	—	—	—	—	—	(198)	(198)
Contributions from non-controlling interest	—	—	—	—	—	—	607	607
Amortization of stock-based compensation	—	—	—	—	2,399	—	—	2,399
Balance at December 27, 2015	26,304,261	$303	$(50,000)	$909	$399,458	$(221,246)	$789	$130,213
Net income	—	—	—	—	—	8,212	224	8,436
Stock-based compensation plans	554,368	6	—	—	5,770	—	—	5,776
Excess tax deficiencies associated with exercise of stock options	—	—	—	—	(663)	—	—	(663)
Repurchases of common stock	(1,719,502)	—	(22,321)	—	—	—	—	(22,321)
Distributions to non-controlling interest	—	—	—	—	—	—	(413)	(413)
Contributions from non-controlling interest	—	—	—	—	—	—	151	151
Amortization of stock-based compensation	—	—	—	—	3,057	—	—	3,057
Balance at December 25, 2016	25,139,127	$309	$(72,321)	$909	$407,622	$(213,034)	$751	$124,236
Net income (loss)	—	—	—	—	—	(6,956)	266	(6,690)
Stock-based compensation plans	696,953	7	—	—	6,480	—	—	6,487
Exercise of stock warrants	241,704	2	—	(909)	2,879	—	—	1,972
Repurchases of common stock	(1,078,096)	—	(12,941)	—	—	—	—	(12,941)
Distributions to non-controlling interest	—	—	—	—	—	—	(513)	(513)
Contributions from non-controlling interest	—	—	—	—	—	—	11	11
Amortization of stock-based compensation	—	—	—	—	4,676	—	—	4,676
Balance at December 31, 2017	24,999,688	$318	$(85,262)	$—	$421,657	$(219,990)	$515	$117,238

See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Fiscal Year
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(6,690)	$8,436	$5,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,680	22,734	21,476
Deferred income tax	6,096	(1,659)	(72)
Deferred rent and landlord allowances	1,911	3,256	3,808
Amortization of stock-based compensation	4,676	3,057	2,399
Excess tax deficiency (benefit) from stock-based compensation	2,112	(31)	(308)
Asset impairment, store closure and disposal of property and equipment	10,947	4,243	3,818
Amortization of debt issuance costs	37	34	11
Changes in operating assets and liabilities:
Accounts receivable, net	(650)	674	(445)
Inventories	(160)	(188)	(388)
Prepaid expenses and other assets	(3,190)	3,204	(1,155)
Accounts payable	286	(1,899)	1,876
Accrued and other liabilities	764	4,108	3,558
Net cash provided by operating activities	41,819	45,969	40,320

Cash flows from investing activities:
Acquisition of franchise shop	—	(1,108)	(333)
Purchases of property and equipment	(34,684)	(36,712)	(35,725)
Net cash used in investing activities	(34,684)	(37,820)	(36,058)

Cash flows from financing activities:
Payments on note payable	—	—	(1,008)
Proceeds from exercise of stock options	6,487	5,776	4,784
Proceeds from exercise of stock warrants	1,972	—	—
Excess tax benefit from stock-based compensation	—	31	308
Treasury stock repurchase	(12,941)	(22,321)	(39,754)
Contributions from non-controlling interest	11	151	607
Distributions to non-controlling interest	(513)	(413)	(198)
Net cash used in financing activities	(4,984)	(16,776)	(35,261)

Net increase (decrease) in cash and cash equivalents	2,151	(8,627)	(30,999)
Cash and cash equivalents at beginning of period	23,379	32,006	63,005
Cash and cash equivalents at end of period	$25,530	$23,379	$32,006

Supplemental cash flow information:
Income taxes paid	$1,656	$3,663	$2,376
Interest paid	94	108	183
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$1,741	$2,727	$3,395

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly-owned subsidiaries, operates or franchises Potbelly Sandwich Works sandwich shops in 31 states and the District of Columbia. The first domestic franchise locations administered by the Company opened during February 2011. Additionally, in February 2011, the Company opened its first international franchise in the Middle East. In July 2015, the Company opened its first franchise shop in the United Kingdom; in October 2016, the Company opened its first franchise shop in Canada; and in December 2017, the Company opened its first franchise shop in India. Additionally, during each of July 2015 and April 2016, the Company transitioned one franchise shop into a company-operated shop for a purchase price of $0.3 million and $1.1 million, respectively. The Company did not record any goodwill related to the July 2015 transaction and recorded $0.8 million of goodwill related to the April 2016 transaction. The Company believes both acquisitions are immaterial.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works LLC (“LLC”); nine of LLC’s wholly owned subsidiaries and LLC’s five joint ventures, collectively, the “Company.” All intercompany balances and transactions have been eliminated in consolidation. For consolidated joint ventures, non-controlling interest represents a non-controlling partner’s share of the assets, liabilities and operations related to the five joint venture investments. The Company has ownership interests ranging from 51-80% in these consolidated joint ventures.

The Company does not have any components of other comprehensive income (loss) recorded within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income (loss) in its consolidated financial statements.

Certain reclassifications have been made to conform the prior period consolidated financial statements to the current period presentation.

(b) Reporting Period

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every five or six years a 53rd week is added. Fiscal years 2017, 2016 and 2015 consisted of 53, 52 and 52 weeks, respectively.

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

(d) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Significant estimates include amounts for long-lived assets and income taxes. Actual results could differ from those estimates.

(e) Fair Value Measurements

The Company applies fair value accounting for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company assumes the highest and best use of the asset by market participants in which the Company would transact and the market-

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•

Level 2 — Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 — Inputs that are both unobservable and significant to the overall fair value measurement reflect an entity’s estimates of assumptions that market participants would use in pricing the asset or liability.

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

(h) Accounts Receivable, net

Accounts receivable, net consists of credit card receivables, amounts owed from vendors and miscellaneous receivables. The Company had credit card receivables of $1.9 million and $1.6 million as of December 31, 2017 and December 25, 2016, respectively.

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

Direct costs and expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized, whereas the costs of repairs and maintenance are expensed when incurred. The Company capitalizes certain internal costs associated with the development, design, and construction of new shop locations as these costs have a future benefit to the Company. The Company capitalized costs of $0.8 million, $0.6 million and $0.6 million for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. Capitalized costs are recorded as part of the asset to which they relate, primarily to leasehold improvements, and such costs are amortized over the asset’s useful life. When assets are retired or sold, the asset cost and related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss is recorded in the consolidated statement of operations.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company used a weighted average cost of capital to discount the future cash flows. After performing periodic reviews of the company-operated shops during each quarter of 2017, 2016 and 2015, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis related to these shops and recorded impairment charges of $10.6 million, $4.0 million and $3.4 million for the fiscal years 2017, 2016 and 2015, respectively. As a result of damage sustained by Hurricane Harvey, the Company recorded a $0.7 million impairment for the fiscal year 2017, with insurance recoveries of $0.7 million also recorded within the same caption.

(k) Intangible Assets

The Company reviews indefinite-lived intangible assets, which includes goodwill and tradenames, annually at fiscal year-end for impairment or more frequently if events or circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based on the most recent information available. The Company assesses the fair values of its intangible assets, and its reporting unit for goodwill testing purposes, using an income-based approach. Under the income approach, fair value is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including forecasted revenues and expenses, appropriate discount rates and other variables. The annual impairment review utilizes the estimated fair value of the intangible assets and the overall reporting unit and compares the estimated fair values to the carrying values as of the testing date. If the carrying value of these intangible assets or the reporting unit exceeds the fair values, the Company would then use the fair values to measure the amount of any required impairment charge. No impairment charge was recognized for intangible assets for any of the fiscal periods presented.

(l) Pre-opening Costs

Pre-opening costs consist of costs incurred prior to opening a new shop and are made up primarily of travel, employee payroll and training costs incurred prior to the shop opening, as well as occupancy costs incurred from when the Company takes site possession to shop opening. Shop pre-opening costs are expensed as incurred.

(m) Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations. Advertising expenses were $3.4 million, $3.0 million and $2.9 million in fiscal years 2017, 2016 and 2015, respectively.

(n) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are attributed to differences between financial statement and income tax reporting. Deferred tax assets, net of any valuation allowances, represent the future tax return consequences of those differences and for operating loss and tax credit carryforwards, which will be deductible when the assets are recovered. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment of realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted into law making significant changes to the U.S. tax code. See Note 7 for additional information on the impact of the Tax Act.

(o) Stock-Based Compensation

The Company has granted stock options under its 2001 Equity Incentive Plan (the “2001 Plan”), 2004 Equity Incentive Plan (the “2004 Plan”) and 2013 Long-Term Incentive Plan, as amended (the “2013 Plan” and together with the 2004 Plan and 2001 Plan, the “Plans”). The Plans permit the granting of awards to employees and non-employee officers, consultants, agents, and independent contractors of the Company in the form of stock appreciation rights, stock awards and units, and stock options. The Plans give broad powers to the Company’s board of directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and rights and to prescribe the particular form and conditions of each option to be granted. In September 2011, the 2001 Plan expired with options outstanding under the plan still available for exercise. On July 31, 2013, the Company’s board of directors approved the adoption of the 2013 Plan, which replaced the 2004 Plan in conjunction with the Company’s IPO. Upon approval of the 2013 Plan, the Company no longer issued awards under the 2004 Plan. The 2004 Plan expired in February 2014, but will continue to govern outstanding awards granted prior to its termination.

The Company accounts for its stock-based employee compensation in accordance with Accounting Standards Codification (“ASC”) 718, Stock Based Compensation. The Company records stock compensation expense on a straight-line basis over the vesting period based on the grant-date fair value of the awards, which is determined using the Black-Scholes option pricing valuation model for stock options and the quoted share price of Potbelly’s common stock on the date of grant for restricted stock units (“RSUs”).

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

(q) Revenue Recognition

Revenue from retail shops is presented net of discounts and recognized when food and beverage products are sold. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.

Potbelly sells gift cards to customers and records the sale as a liability. The liability is released once the card is redeemed. Historically a portion of these gift card sales is not redeemed by the customer (“breakage”). Potbelly recognizes breakage two years after the period of sale. The Company monitors the actual patterns of redemption and updates its estimates and assumptions regarding redemption as the pattern changes. The Company recognized gift card breakage income of $396 thousand, $254 thousand and $175 thousand for the fiscal years ended 2017, 2016 and 2015, respectively, which is recorded within other operating expenses in the consolidated statements of operations.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company earns an initial franchise fee, a franchise development agreement fee and ongoing royalty fees under the Company’s franchise agreements. Initial franchise fee revenue is recognized at the point a franchise shop opens for business to the public, as this is the point in time when the Company has substantially performed all initial services required under the franchise agreement. The Company recognized franchise fee revenue of $0.7 million, $0.4 million and $0.4 million in fiscal year 2017, 2016 and 2015, respectively. Initial franchise fee payments received by the Company before the shop opens are recorded as deferred revenue in the consolidated balance sheet. The Company has deferred revenue related to initial franchise fees of $0.7 million and $0.7 million included in accrued expenses as of December 31, 2017 and December 25, 2016, respectively. Franchise development agreement fees represent the exclusivity rights for a geographical area paid by a third party to develop Potbelly shops for a certain period of time. Franchise development agreement fee payments received by the Company are recorded as deferred revenue in the consolidated balance sheet and amortized over the life of the franchise development agreement. The Company had deferred revenue related to franchise development agreement fees of $0.5 million and $0.4 million recorded in accrued expenses as of December 31, 2017 and December 25, 2016, respectively. Royalty fees are based on a percentage of sales and are recorded as revenue as the fees are earned and become receivable from the franchisee. The Company recognized royalty fees revenue of $2.5 million, $1.9 million and $1.5 million for fiscal years 2017, 2016, and 2015, respectively.

(r) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards (IFRS). The FASB approved a one-year deferral of the effective date of ASU 2014-09, such that it will become effective for the annual period beginning after December 15, 2017. In addition, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to help provide interpretive clarifications on the new guidance in Accounting Standards Codification (ASC) Topic 606. Potbelly will adopt the standard effective the first quarter of 2018 and apply the amendments using the modified retrospective method. The Company has determined that the adoption will not have a material impact on sandwich shop sales, but will impact franchise revenue and gift card breakage. Potbelly licenses intellectual property and trademarks to franchisees through franchise arrangements. As part of these agreements, Potbelly receives an initial franchise fee payment which is recognized as revenue when the shop opens. Effective for the annual period beginning January 1, 2018, initial franchise fees will generally be recognized as revenue over the life of the contract. Potbelly sells gift cards to customers and records the sale as a liability. The liability is released once the card is redeemed. Historically a portion of these gift card sales is not redeemed by the customer (“breakage”) and Potbelly recognized breakage two years after the period of sale. Effective for the annual period beginning January 1, 2018, expected breakage will be recognized as customers redeem the gift cards. As a result of these changes, Potbelly expects the accumulated deficit to increase by $0.8 million (net of tax). The franchise revenue adjustment will impact accrued expenses and other long-term liabilities and the breakage adjustment will impact accrued expenses.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which will replace the existing guidance in ASC 840, “Leases.” The pronouncement requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee will recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee will recognize expense on a straight-line basis. The pronouncement is effective for fiscal years beginning after December 15, 2018, including annual and interim periods thereafter. In addition, the pronouncement requires the use of the modified retrospective method, which will require an adjustment to the consolidated financial statements. The Company is currently evaluating the impact ASU 2016-02 will have on its financial position, results of operations and cash flows but expects that it will result in a material increase in its long-term assets and liabilities given the Company has a significant number of leases.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The pronouncement simplifies the accounting for the taxes related to stock-based compensation, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification within the statement of cash flows. The pronouncement is effective for annual periods beginning after December 15, 2016, including annual and interim periods. Potbelly adopted ASU 2016-09 in the first quarter of 2017. The primary impact of adoption was the recognition of excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments in the Income Statement as income tax expense instead of a component of equity recorded to paid-in capital. This aspect of the new guidance, which was required to be adopted prospectively, resulted in an additional income tax expense of $2.1 million for the fiscal year 2017. Potbelly has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. Excess income tax benefits and deficiencies from stock-based compensation arrangements are now classified as cash flow from operations, instead of as cash flow used in financing activities. The Company elected to apply this change in presentation prospectively and as such prior periods have not been adjusted. Additionally, in accordance with the new standard, the Company now excludes excess tax benefits and deficiencies from the assumed proceeds available to repurchase shares in the computation of the Company’s diluted earnings per share.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(s) Commitments and Contingencies

The Company is subject to legal proceedings including claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions should not have a material adverse impact on the Company’s financial position or results of operations and cash flows.

In October 2017, plaintiffs filed a purported collective and class action lawsuit in the United States District Court for the Southern District of New York against the Company alleging violations of the Fair Labor Standards Act ("FLSA") and New York Labor Law ("NYLL"). The plaintiffs allege that the Company violated the FLSA and NYLL by not paying overtime compensation to our assistant managers and violated NYLL by not paying spread-of-hours pay. Potbelly believes the assistant managers were properly classified under state and federal law. The Company intends to vigorously defend this action. This case is at an early stage, and Potbelly is therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter.

In 2016, the Company received notice of a potential claim alleging that it violated the Fair Labor Standards Act by not paying overtime to its assistant managers, whom the Company had classified as exempt employees. Although the Company believes that its assistant managers were properly classified as exempt under both federal and state laws, the Company agreed to mediate the matter. On February 20, 2017, the parties entered into a Settlement Agreement and Release whereby participating assistant managers agreed to release the Company from all federal and/or state wage and hour claims in exchange for a gross settlement amount of $1.3 million. As part of the settlement process, a complaint was filed on February 17, 2017 in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. A motion seeking the Court’s approval of the settlement was filed on February 21, 2017, which was subsequently approved. In March 2017, the Company paid out the settlement, which was recorded against the previously established liability.

Many of the food products the Company purchases are subject to changes in the price and availability of food commodities, including, among other things, beef, poultry, grains, dairy and produce. The Company works with its suppliers and uses a mix of forward pricing protocols for certain items including agreements with its supplier on fixed prices for deliveries at a time in the future and agreements on a fixed price with its supplier for the duration of those protocols. The Company also utilizes formula pricing protocols under which the prices the Company pays are based on a specified formula related to the prices of the goods, such as spot prices. The Company’s use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less). Such contracts are used in the normal purchases of the Company’s food products and not for speculative purposes, and as such are not required to be evaluated as derivative instruments. The Company does not enter into futures contracts or other derivative instruments.

(3) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of the Company’s shops during each quarter of 2017, 2016 and 2015, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis related to these shops and recorded impairment charges of $10.6 million, $4.0 million and $3.4 million for the fiscal years 2017, 2016 and 2015, respectively. As a result of damage sustained by Hurricane Harvey, the Company recorded a $0.7 million impairment for the fiscal year 2017, with insurance recoveries of $0.7 million also recorded within the same caption.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(4) Earnings (Loss) Per Share

Basic and diluted income per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the fiscal year 2017, the Company had a loss per share, therefore, shares were excluded for potential stock option exercises and warrant exercises.

The following table summarizes the earnings (loss) per share calculation:

	Fiscal Year
	2017	2016	2015
Net income (loss) attributable to Potbelly Corporation	$(6,956)	$8,212	$5,628
Weighted average common shares outstanding-basic	25,045,427	25,623,809	28,002,005
Plus: Effect of potential stock options exercise	—	549,578	577,156
Plus: Effect of potential warrant exercise	—	57,980	55,235
Weighted average common shares outstanding-diluted	25,045,427	26,231,367	28,634,396
Income (loss) per share available to common stockholders-basic	$(0.28)	$0.32	$0.20
Income (loss) per share available to common stockholders-diluted	$(0.28)	$0.31	$0.20
Potentially dilutive shares that are considered anti-dilutive:
Shares	3,375,591	1,164,047	898,966

(5) Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 25,
	2017	2016
Leasehold improvements	$174,602	$170,196
Machinery and equipment	49,427	47,668
Furniture and fixtures	33,893	32,561
Computer equipment and software	29,832	23,162
Construction in progress	3,831	5,601
	291,585	279,188
Less: Accumulated depreciation	(187,726)	(172,114)
	$103,859	$107,074

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 25,
	2017	2016
Accrued labor and related expenses	$7,352	$6,120
Deferred gift card revenue	2,305	2,292
Accrued occupancy expenses	2,387	1,538
Deferred rent—current	1,011	706
Accrued corporate and shop expenses	1,882	2,255
Accrued utilities	1,311	1,094
Accrued sales and use tax	2,760	1,857
Accrued construction	891	2,329
Accrued contract termination costs (a)	27	28
Accrued legal and professional fees	177	1,756
Accrued other	3,170	3,107
Total	$23,273	$23,082

(a)

The Company incurs expenses associated with exit activity for certain signed lease agreements, which are recognized in general and administrative expenses. Accrued contract termination costs consisted of the following (in thousands):

	December 31,	December 25,
	2017	2016
Accrued contract termination costs—beginning balance	$28	$21
Contract termination costs incurred	578	24
Contract termination costs settled and paid	(579)	(17)
Accrued contract termination costs—ending balance	$27	$28

(7) Income Taxes

Income (loss) before income taxes for the Company’s domestic and foreign operations was as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Domestic operations	$(2,513)	$12,411	$8,660
Foreign operations	466	468	548
Total	$(2,047)	$12,879	$9,208

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Income tax expense consisted of the following (in thousands):

	Fiscal Year
	2017	2016	2015
Federal:
Current	$(3,728)	$4,652	$2,450
Deferred	8,792	(1,386)	209
	5,064	3,266	2,659
State and Local:
Current	150	1,426	1,047
Deferred	(584)	(273)	(281)
	(434)	1,153	766
Foreign:
Current	13	24	41
	13	24	41
Income tax expense	$4,643	$4,443	$3,466

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rates to income (loss) before income taxes as a result of the following (in thousands):

	Fiscal Year
	2017	2016	2015
Computed “expected” tax expense (benefit)	$(716)	$4,508	$3,223
Increase (reduction) resulting from:
Minority interest	(105)	(89)	(45)
Permanent differences	96	131	51
State and local income taxes, net of federal income tax effect	5	673	533
FICA and other tax credits	(502)	(556)	(392)
Equity Compensation	2,112	—	—
Adjustments	(93)	(300)	(72)
Rate change	3,846	76	236
Change in valuation allowance	—	—	(68)
	$4,643	$4,443	$3,466

On December 22, 2017, the Tax Act was enacted into law making significant changes to the U.S. tax code, including: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) implementing bonus depreciation that will allow for full expensing of qualified property; (3) implementing limitations on the deductibility of certain executive compensation; and (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

On that same date, the SEC staff also issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. A company must reflect the income tax effects of those aspects of the Act for which accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

At December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Tax Act; however, the Company made a reasonable estimate of the effects. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of the amounts recorded at December 31, 2017.

In connection with the Company’s initial analysis of the impact of the Tax Act, Potbelly recorded a provisional tax expense of $3.8 million for the fiscal year 2017, the period in which the legislation was enacted. This expense was due to the remeasurement of certain deferred tax assets and liabilities using the lower U.S. corporate tax rate at which the assets are expected to reverse in the

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

future. Consequently, the Company recorded a net decrease to deferred tax assets of $3.8 million with a corresponding adjustment to deferred income tax expense of $3.8 million for the fiscal year 2017.

Due to the adoption of ASU 2016-09 in 2017, all excess tax benefits and deficiencies are recognized as income tax expense in the Company’s Consolidated Statement of Operations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities reflected in the consolidated balance sheets are presented below (in thousands):

	December 31,	December 25,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$11	$—
Accrued liabilities	842	1,848
Deferred revenue	120	323
Stock-based compensation	4,495	8,104
Property and equipment	3,258	6,293
Deferred rent	4,229	5,656
Tax credits and charitable contribution carryforwards	273	—
Other	127	234
Total deferred tax assets	13,355	22,458
Net deferred tax assets	13,355	22,458
Deferred tax liabilities:
Prepaids	(452)	(635)
Intangible assets	(977)	(1,351)
Smallwares	(574)	(801)
Other	(150)	(261)
Total deferred tax liabilities	(2,153)	(3,048)
Net deferred tax assets	$11,202	$19,410

As of December 31, 2017 and December 25, 2016, the Company has no valuation allowances recorded based on management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2017 and December 25, 2016, the Company had no interest or penalties accrued.

The tax years prior to 2014 are generally closed for examination by the United States Internal Revenue Service. However, certain of these tax years are open for examination as a result of net operating losses generated in these years and utilized in subsequent years. The Company’s last IRS examination was for the 2014 tax year; no IRS audits are currently ongoing. State statutes are generally open for audit for the 2013 to 2017 tax years. Additionally, certain tax years through 2017 are open for examination by certain state tax authorities.

(8) Debt and Credit Facilities

Credit facility

JPMorgan Chase Bank, N.A.

On December 9, 2015, the Company entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50 million, with possible future increases to $75 million under an expansion feature. Borrowings under the credit facility generally bear interest at the Company’s option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon the Company’s consolidated total leverage ratio. On the last day of each calendar quarter, the Company is required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

unused commitments under the credit facility, with the specific rate determined based upon the Company’s consolidated total leverage ratio. So long as certain total leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make. As of December 31, 2017, the Company had no amounts outstanding under the credit facility.

(9) Capital Stock and Warrants

As of December 31, 2017 and December 25, 2016, the Company had authorized an aggregate of 210,000,000 shares of capital stock, of which 200,000,000 shares were designated as common stock and 10,000,000 shares were designated as preferred stock. As of December 31, 2017, the Company had issued and outstanding 31,831,196 and 24,999,688 shares of common stock, respectively. As of December 25, 2016, the Company had issued and outstanding 30,892,539 and 25,139,127 shares of common stock, respectively.

Common Stock

As of December 31, 2017, each share of common stock has the same relative rights and was identical in all respects to each other share of common stock. Each holder of shares of common stock is entitled to one vote for each share held by such holder at all meetings of stockholders.

On September 8, 2016, the Company announced that its Board of Directors authorized a share repurchase program of up to $30.0 million of the Company’s common stock. The Company’s previous $35.0 million share repurchase program, authorized in September 2015, was completed in July 2016. The new program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. During the fiscal year 2017, the Company repurchased 1,078,096 shares of its common stock for approximately $12.9 million, including cost and commission, in open market transactions. As of December 31, 2017, the remaining dollar value of authorization under the share repurchase program was $14.8 million, which does not include commission. Repurchased shares are included as treasury stock in the consolidated balance sheets and the consolidated statements of equity.

Warrants

The Company had zero and 241,704 warrants outstanding as of December 31, 2017 and December 25, 2016, respectively. The remaining outstanding warrants were exercised in June 2017 with proceeds of $2.0 million received by the Company.

(10) Operating Leases

The Company leases office space for its corporate office and commercial spaces for its shops under various long-term operating lease agreements. The leases for the Company’s shop locations generally have initial terms of 10 years and typically provide for two renewal options in five-year increments as well as for rent escalations. These leases expire or become subject to renewal clauses at various dates from 2018 to 2032. Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, utilities, building operating expenses, insurance, and various other expenses related to properties.

Rental expense under operating lease agreements were as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Minimum rentals	$45,334	$40,252	$36,955
Contingent rentals	1,408	1,755	1,827
Less: sublease rentals	(33)	(94)	(94)
Total	$46,709	$41,913	$38,688

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A schedule by year of future minimum rental payments required under operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2017, is as follows (in thousands):

Years Ending	Minimum
2018	$47,116
2019	43,449
2020	41,315
2021	37,383
2022	32,168
Thereafter	87,582
Total minimum payments required*	$289,013

*	Minimum payments have not been reduced by minimum sublease rentals of $0.1 million due in the future.

Certain leases have outstanding letters of credit in lieu of rent deposits expiring at various dates through September 2018. The letters of credit were $0.2 million, $0.7 million and $0.6 million in aggregate for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. Under the credit facility, outstanding letters of credit are subject to an annual fee of 1.5% and reduce the available borrowing to the Company.

(11) Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of $0.4 million for fiscal years 2017, 2016 and 2015.

(12) Stock-Based Compensation

Stock-Based Compensation Granted Under the 2013 Long-Term Incentive Plan

Stock options and restricted stock units (“RSUs”) are awarded under the 2013 Long-Term Incentive Plan, as amended (the “2013 Plan”) to eligible employees and certain non-employee members of its Board of Directors. The 2013 Plan permits the granting of awards to employees and non-employee officers, consultants, agents, and independent contractors of the Company in the form of stock appreciation rights, stock awards and units, and stock options. The 2013 Plan gives broad powers to the Company’s Board of Directors to administer and interpret the 2013 Plan, including the authority to select the individuals to be granted options and rights and to prescribe the particular form and conditions of each option to be granted.

On July 31, 2013, the Company’s Board of Directors approved the adoption of the 2013 Plan, which replaced the 2004 Equity Incentive Plan (the “2004 Plan” and together with the 2013 Plan, the “Plans”) in conjunction with the Company’s IPO. Upon approval of the 2013 Plan, the Company no longer issued awards under the 2004 Plan. The 2004 Plan expired in February 2014, but will continue to govern outstanding awards granted prior to its termination. As of December 31, 2017, there have been 2,110,681 options, 28,240 shares of common stock and 329,585 shares of restricted stock units granted under the 2013 Plan. As of December 31, 2017, there are 639,175 shares reserved for future issuance.

Stock Options

Under the Plans, the number of shares and exercise price of each option are determined by the committee designated by the Company’s Board of Directors. The options granted are generally exercisable within a 10-year period from the date of grant. The company awards options to certain employees including the senior leadership team. Options outstanding expire on various dates through the year 2027. The range of exercise prices for options outstanding as of December 31, 2017 is $7.00 to $20.53 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Activity under the Plans and the Agreement is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 28, 2014	4,613	$10.10	$12,731	5.62
Granted	565	13.21
Exercised	(576)	8.30
Canceled	(234)	13.89
Outstanding—December 27, 2015	4,368	$10.53	$9,742	5.10
Granted	369	13.65
Exercised	(536)	10.77
Canceled	(188)	14.40
Outstanding—December 25, 2016	4,013	$10.61	$13,455	4.78
Granted	464	12.09
Exercised	(653)	9.94
Canceled	(515)	12.18
Outstanding—December 31, 2017	3,309	$10.71	$7,699	4.90
Exercisable—December 31, 2017	2,421	$9.87	$7,398	3.57

The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value the options granted for each year:

	2017	2016	2015
Risk-free interest rate	2.0%	1.7%	1.9%
Expected life (years)	6.25	7.00	7.00
Expected dividend yield	—	—	—
Volatility	36.0%	49.4%	45.3%
Weighted average grant date fair value	$4.76	$7.05	$6.45

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

RSUs

The Company awards restricted stock units (“RSUs”) to certain non-employee members of its Board of Directors and the senior leadership team. In May 2017, the Company issued 153,369 shares of RSUs with a grant date fair value of $11.05 upon issuance. In August 2017, the Company issued 2,608 shares of RSUs with a grant date fair value of $11.15 upon issuance. In November 2017, the Company issued 6,848 and 78,125 shares of RSUs with grant date fair values of $11.50 and $12.80 upon issuance, respectively. The Board of Director grants have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The senior leadership team grants vest in one-third increments over a three-year period.

In May 2016, the Company issued 52,558 shares of RSUs with a grant date fair value of $13.27 upon issuance. In May 2015, the Company issued 30,856 shares of RSUs with a grant date fair value of $14.26 upon issuance. In August 2015, the Company issued 5,221 shares of RSUs with a grant date fair value of $11.88 upon issuance.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant, with a corresponding increase to additional paid-in-capital. For the fiscal year 2017, the Company recognized stock compensation expense of $4.7 million, of which $0.6 million was related to Chief Executive Officer (CEO) transition costs. For the fiscal years 2016 and 2015, the company recognized stock compensation expense of $3.1 million and $2.4 million, respectively. As of December 31, 2017, unrecognized stock-based compensation expense was $4.7 million, which will be recognized through fiscal year 2021. The Company records stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.

(13) Quarterly Financial Data (Unaudited)

The unaudited quarterly information includes all normal recurring adjustments that the Company considers necessary for the fair presentation of the information shown below. The Company’s quarterly results have been and will continue to be affected by the timing of new shop openings and their associated pre-opening costs. As a result of these and other factors, the financial results for any quarter may not be indicative of the results for any future period.

The following table presents selected unaudited quarterly financial data for periods indicated (in thousands, except per share data):

	Fiscal Year 2017 (1)
	March 26	June 25	September 24	December 31
Total revenues	$101,699	$108,136	$106,127	$112,149
Income (loss) from operations	1,263	164	(574)	(2,776)
Net income (loss) attributable to Potbelly Corporation	683	(138)	(240)	(7,261)
Income (loss) per share available to common stockholders-basic	0.03	(0.01)	(0.01)	(0.29)
Income (loss) per share available to common stockholders-diluted	0.03	(0.01)	(0.01)	(0.29)

	Fiscal Year 2016 (1)
	March 27	June 26	September 25	December 25
Total revenues	$95,955	$105,036	$103,782	$102,358
Income from operations	1,889	5,512	2,842	2,770
Net income attributable to Potbelly Corporation	1,088	3,373	1,795	1,956
Income per share available to common stockholders-basic	0.04	0.13	0.07	0.08
Income per share available to common stockholders-diluted	0.04	0.13	0.07	0.08

(1)

Fiscal year 2017 was a 53-week year. The first three fiscal quarters consisted of 13 weeks and the fourth fiscal quarter consisted of 14 weeks. Fiscal year 2016 was a 52-week year. Each quarter of the fiscal year consisted of 13 weeks.

(14) Commitments and Contingencies

The Company is subject to legal proceedings including claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions should not have a material adverse impact on the Company’s financial position or results of operations and cash flows.

In October 2017, plaintiffs filed a purported collective and class action lawsuit in the United States District Court for the Southern District of New York against the Company alleging violations of the Fair Labor Standards Act and New York Labor Law. The plaintiffs allege that the Company violated the FLSA and NYLL by not paying overtime compensation to our assistant managers and violated NYLL by not paying spread-of-hours pay. Potbelly believes the assistant managers were properly classified under state and federal law. The Company intends to vigorously defend this action. This case is at an early stage, and Potbelly is therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter.

In 2016, the Company received notice of a potential claim alleging that it violated the Fair Labor Standards Act by not paying overtime to its assistant managers, whom the Company had classified as exempt employees. Although the Company believes that its

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

assistant managers were properly classified as exempt under both federal and state laws, the Company agreed to mediate the matter. On February 20, 2017, the parties entered into a Settlement Agreement and Release whereby participating assistant managers agreed to release the Company from all federal and/or state wage and hour claims in exchange for a gross settlement amount of $1.3 million. As part of the settlement process, a complaint was filed on February 17, 2017 in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. A motion seeking the Court’s approval of the settlement was filed on February 21, 2017, which was subsequently approved. In March 2017, the Company paid out the settlement, which was recorded against the previously established liability.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective, at a reasonable assurance level.

Because we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in Potbelly’s definitive proxy statement for the 2018 Annual Meeting (our “Proxy Statement”) and is incorporated herein by reference.

Potbelly has adopted an ethics code of conduct applicable to the directors, officers and employees. A copy of that code is available on the Company’s corporate website at www.potbelly.com, which does not form a part of this Annual Report on Form 10-K. Any amendments to such code, or any waivers of its requirements, will be posted on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this item will be contained in Potbelly’s Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents certain information related to Potbelly’s equity incentive plans under which the equity securities are authorized for issuance as of December 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,312,672	$10.71	639,175	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,312,672	$10.71	639,175

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

The information required by this item will be contained in Potbelly’s Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in Potbelly’s Proxy Statement and is incorporated herein by reference.

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

10.3

Amended and Restated Credit Agreement, dated as of December 9, 2015, among Potbelly Sandwich Works, LLC, Potbelly Corporation, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, LLC, as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed December 11, 2015 and incorporated herein by reference)

10.4

Executive Employment Contract between Potbelly Corporation and Alan Johnson dated November 29, 2017 (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed December 1, 2017 and incorporated herein by reference) †

10.5

Executive Employment Agreement, dated July 25, 2013, between Potbelly Corporation and Matthew Revord (filed as Exhibit 10.5 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference) †

10.6

Amendment to Executive Employment Agreement, dated April 22, 2015, between Potbelly Corporation and Matthew Revord (filed as Exhibit 10.6 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference) †

10.7

Retention Agreement between Potbelly Corporation and Matthew Revord, dated July 17, 2017 (filed as Exhibit 10.3 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference) †

10.8

Executive Employment Agreement, dated April 3, 2015, effective May 1, 2015, between Potbelly Corporation and Michael Coyne (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed April 8, 2015 and incorporated herein by reference) †

10.9	Letter Agreement between Potbelly Corporation and Michael Coyne, dated July 18, 2017 (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference) †

10.10

Retention Agreement between Potbelly Corporation and Michael Coyne, dated July 17, 2017 (filed as Exhibit 10.2 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference) †

10.11

Executive Employment Agreement, dated May 1, 2015, between Potbelly Corporation and Julie Younglove-Webb (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed May 4, 2015 and incorporated herein by reference) †

10.12

Retention Agreement between Potbelly Corporation and Julie Younglove-Webb, dated July 17, 2017 (filed as Exhibit 10.4 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference) †

10.13

Form of stock option agreement for grants prior to January 1, 2011 for named executive officers pursuant to 2004 Equity Incentive Plan (including any replacement options granted after such date for expired grants) (filed as Exhibit 10.9 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.14

Form of stock option agreement for grants during year 2011 for named executive officers pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.11 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.15

Form of stock option agreement for grants for non-employee directors pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.13 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.16	Form of stock option agreement pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.14 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

Exhibit Number	Description of Exhibit

10.17

Form of Restricted Stock Unit Award Agreement pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.16 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.18

Form of Director Restricted Stock Unit Award Agreement for non-employee directors pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.16 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference)

10.19

Form of Indemnification Agreement between Potbelly Corporation and each of its directors and executive officers (filed as Exhibit 10.17 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.20	Director Compensation Plan (filed as Exhibit 10.20 to Form 10-K (File No. 001-36104) filed February 25, 2015 and incorporated herein by reference) †

10.21	Potbelly Director Compensation Plan (filed as Exhibit 10.23 to Form 10-K (File No. 001-36104) filed February 24, 2016 and incorporated herein by reference) †

10.22	Potbelly Corporation Director Compensation Plan (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed August 11, 2017 and incorporated herein by reference) †

10.23

Settlement Agreement, dated October 2, 2017, between Potbelly Corporation, Ancora Advisors, LLC, Ancora Catalyst Fund LP, Merlin Partners LP and Frederick DiSanto (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed October 5, 2017)

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

POTBELLY CORPORATION

By:	/s/ Alan Johnson
Alan Johnson
Chief Executive Officer and President

Date: February 28, 2018

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan Johnson, Michael Coyne and Matthew Revord and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Johnson Alan Johnson	Chief Executive Officer and President; Director (Principal Executive Officer)	February 28, 2018

/s/ Michael Coyne Michael Coyne	Chief Financial Officer and Senior Vice President (Principal Financial and Principal Accounting Officer)	February 28, 2018

/s/ Peter Bassi Peter Bassi	Chairman of the Board, Director	February 28, 2018

/s/ Joseph Boehm Joseph Boehm	Director	February 28, 2018

/s/ Ann-Marie Campbell Ann-Marie Campbell	Director	February 28, 2018

/s/ Susan Chapman-Hughes Susan Chapman-Hughes	Director	February 28, 2018

/s/ Daniel Ginsberg Daniel Ginsberg	Director	February 28, 2018

/s/ Marla Gottschalk Marla Gottschalk	Director	February 28, 2018

/s/ Harvey Kanter Harvey Kanter	Director	February 28, 2018

/s/ Carl Warschausky Carl Warschausky	Director	February 28, 2018