Form 10-Q
period 2018-04-01
POTBELLY CORP
filed 2018-05-09
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2018

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

Common stock, $0.01 Par Value – 25,446,229 shares as of April 30, 2018

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Potbelly Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	April 1,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$28,936	$25,530
Accounts receivable, net of allowances of $103 and $129 as of April 1, 2018 and December 31, 2017, respectively	4,879	5,087
Inventories	3,457	3,525
Prepaid expenses and other current assets	11,251	11,061
Total current assets	48,523	45,203

Property and equipment, net	100,732	103,859
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred income taxes, noncurrent	10,902	11,202
Deferred expenses, net and other assets	4,810	4,840
Total assets	$170,593	$170,730

Liabilities and Equity
Current liabilities
Accounts payable	$3,368	$3,903
Accrued expenses	22,538	23,273
Accrued income taxes	176	176
Total current liabilities	26,082	27,352

Deferred rent and landlord allowances	22,964	22,987
Other long-term liabilities	4,214	3,153
Total liabilities	53,260	53,492

Stockholders’ equity
Common stock, $0.01 par value—authorized 200,000,000 shares; outstanding 25,286,229 and 24,999,688 shares as of April 1, 2018 and December 31, 2017, respectively	321	318
Additional paid-in-capital	424,771	421,657
Treasury stock, held at cost, 6,845,279 and 6,831,508 shares as of April 1, 2018, and December 31, 2017, respectively	(85,441)	(85,262)
Accumulated deficit	(222,874)	(219,990)
Total stockholders’ equity	116,777	116,723
Non-controlling interest	556	515
Total stockholders' equity	117,333	117,238

Total liabilities and equity	$170,593	$170,730

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended
	April 1,	March 26,
	2018	2017
Revenues
Sandwich shop sales, net	$102,247	$100,859
Franchise royalties and fees	670	840
Total revenues	102,917	101,699

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	26,636	26,663
Labor and related expenses	31,579	30,462
Occupancy expenses	14,726	14,169
Other operating expenses	12,500	11,633
General and administrative expenses	12,188	10,352
Depreciation expense	5,826	6,199
Pre-opening costs	68	73
Impairment and loss on disposal of property and equipment	2,024	885
Total expenses	105,547	100,436
Income (loss) from operations	(2,630)	1,263

Interest expense	27	28
Income (loss) before income taxes	(2,657)	1,235
Income tax expense (benefit)	(504)	553
Net income (loss)	(2,153)	682
Net income (loss) attributable to non-controlling interest	41	(1)
Net income (loss) attributable to Potbelly Corporation	$(2,194)	$683

Net income (loss) per common share attributable to common stockholders:
Basic	$(0.09)	$0.03
Diluted	$(0.09)	$0.03
Weighted average shares outstanding:
Basic	25,144,855	25,099,962
Diluted	25,144,855	26,082,478

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts in thousands, except share data, unaudited)

	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 25, 2016	25,139,127	$309	$(72,321)	$909	$407,622	$(213,034)	$751	$124,236
Net income (loss)	—	—	—	—	—	683	(1)	682
Exercise of stock options	59,119	1	—	—	550	—	—	551
Repurchases of common stock	(152,558)	—	(1,988)	—	—	—	—	(1,988)
Amortization of stock-based compensation	—	—	—	—	820	—	—	820
Balance at March 26, 2017	25,045,688	$310	$(74,309)	$909	$408,992	$(212,351)	$750	$124,301
Balance at December 31, 2017	24,999,688	$318	$(85,262)	$—	$421,657	$(219,990)	$515	$117,238
Cumulative impact of Topic 606 at 1/1/2018	—	—	—	—	—	(690)	—	(690)
Net income (loss)	—	—	—	—	—	(2,194)	41	(2,153)
Exercise of stock options	300,312	3	—	—	2,252	—	—	2,255
Repurchases of common stock	(5,000)	—	(63)	—	—	—	—	(63)
Treasury shares used for stock-based plans	(8,771)	—	(116)	—	—	—	—	(116)
Amortization of stock-based compensation	—	—	—	—	862	—	—	862
Balance at April 1, 2018	25,286,229	$321	$(85,441)	$—	$424,771	$(222,874)	$556	$117,333

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 13 Weeks Ended
	April 1,	March 26,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(2,153)	$682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,826	6,199
Deferred income tax	—	185
Deferred rent and landlord allowances	(23)	632
Amortization of stock compensation expense	862	820
Excess tax deficiency from stock-based compensation	122	89
Asset impairment, store closure and disposal of property and equipment	2,381	907
Amortization of debt issuance costs	9	9
Changes in operating assets and liabilities:
Accounts receivable, net	(41)	(1,074)
Inventories	68	223
Prepaid expenses and other assets	207	465
Accounts payable	(241)	865
Accrued and other liabilities	(352)	2,418
Net cash provided by operating activities:	6,665	12,420

Cash flows from investing activities:
Purchases of property and equipment	(4,939)	(6,927)
Net cash used in investing activities:	(4,939)	(6,927)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,255	552
Employee taxes on certain stock-based payment arrangements	(512)	(60)
Treasury stock repurchases	(63)	(1,988)
Net cash provided by (used in) financing activities:	1,680	(1,496)

Net increase in cash and cash equivalents	3,406	3,997
Cash and cash equivalents at beginning of period	25,530	23,379
Cash and cash equivalents at end of period	$28,936	$27,376

Supplemental cash flow information:
Income taxes paid	$—	$87
Interest paid	19	21
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$1,234	$2,220

See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly-owned subsidiaries, operates or franchises Potbelly Sandwich Shops in 32 states and the District of Columbia, and 17 franchises outside the United States.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of April 1, 2018 and December 31, 2017, its statement of operations for the 13 weeks ended April 1, 2018 and March 26, 2017 and its statement of cash flows for the 13 weeks ended April 1, 2018 and March 26, 2017 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2018 consists of 52 weeks and 2017 consisted of 53 weeks. The fiscal quarters ended April 1, 2018 and March 26, 2017 each consisted of 13 weeks.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards (IFRS). In addition, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to help provide interpretive clarifications on the new guidance in Accounting Standards Codification (ASC) Topic 606. Potbelly adopted the standard effective January 1, 2018 using the modified retrospective method applied to contracts that were not completed as of the date of adoption. The adoption does not have a material impact on sandwich shop sales, but impacted the recognition of franchise revenue and gift card breakage. Potbelly licenses intellectual property and trademarks to franchisees through franchise arrangements. As part of these agreements, Potbelly receives an initial franchise fee payment which historically was recognized as revenue when the shop opened. Under the new guidance, these franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement.  As such, these franchise fees are recognized over the contractual term of the franchise agreement. Effective for the annual period beginning January 1, 2018, initial franchise fees are recognized as revenue over the contractual term. Potbelly sells gift cards to customers and records the sale as a liability. The liability is released once the card is redeemed. Historically, a portion of these gift card sales were not redeemed by the customer (“breakage”) and Potbelly would recognize breakage two years after the period of sale. Effective for the annual period beginning January 1, 2018, expected breakage is recognized as customers redeem the gift cards. Upon adoption of the standard, Potbelly’s accumulated deficit increased by $0.7 million (net of tax). The franchise revenue adjustment impacted accrued expenses, other long-term liabilities and deferred income taxes. The breakage adjustment impacted accrued expenses and deferred income taxes. Revenue recognized in the first quarter of 2018 was $0.1 million higher than it would have been under the previous methodology.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which will replace the existing guidance in ASC 840, “Leases.” The pronouncement requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset while for operating leases, the lessee would recognize a straight-line total lease expense. The pronouncement is effective for fiscal years beginning after December 15, 2018, including annual and interim periods thereafter. In addition, the pronouncement requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently evaluating the impact ASU 2016-02 will have on its financial position, results of operations and cash flows, but expects that it will result in a material increase in its long-term assets and liabilities given the Company has a significant number of leases.

(2) Revenue

Potbelly primarily earns revenue at a point in time through sales at our sandwich shop locations and records such revenue net of sales-related taxes collected from customers. The payment on these sales is due at the time of the customer’s purchase. The Company also receives royalties from franchisees on their respective sales, which are recognized at the point in time the sale is made, and invoiced weekly. Potbelly also records revenue from sales over time related to upfront franchise fees, and gift card redemptions and breakage. For the 13 weeks ended April 1, 2018, revenue recognized from all revenue sources on point in time sales was $102.7 million, and revenue recognized from sales over time was $0.2 million.

Franchise Revenue

Potbelly licenses intellectual property and trademarks to franchisees through franchise agreements. As part of these franchise agreements, Potbelly receives an upfront payment from the franchisee, which the Company recognizes over the term of the franchise agreement. The Company records a contract liability for the unearned portion of the upfront franchise payments.

Gift Card Redemptions / Breakage Revenue

Potbelly sells gift cards to customers and records the sale as a contract liability and recognizes the associated revenue as the gift card is redeemed. A portion of these gift cards are not redeemed by the customer (“breakage”), which is recognized by the Company as revenue as a percentage of customers gift card redemptions. The expected breakage amount recognized is determined by a historical data analysis on gift card redemption patterns.

Contract Liabilities

As described above, the Company records current and noncurrent contract liabilities for upfront franchise fees as well as gift cards. There are no other contract liabilities and there are no contract assets recorded by the Company. The opening and closing balances of the Company’s current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of January 1, 2018	$(2,325)	$(2,144)
Ending balance as of April 1, 2018	(1,691)	(2,120)
Decrease in contract liability	$(634)	$(24)

The aggregate value of remaining performance obligations on outstanding contracts was $3.8 million as of April 1, 2018. The decrease in the liability during the first quarter was a result of gift card redemptions offset by purchases of new gift cards and recognition of franchise fees.  The Company expects to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2018	$1,295
2019	373
2020	238
2021	231
2022	223
Thereafter	1,451
Total revenue recognized	$3,811

The amount of revenue recognized for the 13 weeks ended April 1, 2018 related to the January 1, 2018 liability ending balance was $0.9 million. This revenue related to the recognition of gift card redemptions and upfront franchise fees. For the 13 weeks ended April 1, 2018, the Company did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.

(3) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of the Company’s shops during the 13 weeks ended April 1, 2018, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis related to these shops and recorded an impairment charge of $2.0 million for the 13 weeks ended April 1, 2018. The Company recorded an impairment charge of $0.9 million for the 13 weeks ended March 26, 2017.

(4) Earnings (Loss) Per Share

Basic and diluted income per common share attributable to common stockholders was calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the 13 weeks ended April 1, 2018, the Company had a loss per share, and therefore shares were excluded for potential stock option exercises and warrant exercises.

The following table summarizes the earnings (loss) per share calculation:

	For the 13 Weeks Ended
	April 1,	March 26,
	2018	2017
Net income (loss) attributable to Potbelly Corporation	$(2,194)	$683
Weighted average common shares outstanding-basic	25,144,855	25,099,962
Plus: Effect of potential stock options exercise	—	891,191
Plus: Effect of potential warrant exercise	—	91,325
Weighted average common shares outstanding-diluted	25,144,855	26,082,478
Income (loss) per share available to common stockholders-basic	$(0.09)	$0.03
Income (loss) per share available to common stockholders-diluted	$(0.09)	$0.03
Potentially dilutive shares that are considered anti-dilutive:
Common share options	3,101,447	980,332

(5) Income Taxes

The Company recognized income tax benefit of $0.5 million on a pre-tax loss of $2.7 million, or an effective tax rate benefit of 19.0%, for the 13 weeks ended April 1, 2018, compared to income tax expense of $0.6 million on pre-tax income of $1.2 million, or an effective tax rate of 44.8%, for the 13 weeks ended March 26, 2017. The effective tax rate differed from the federal statutory rate due to the impact of ASU 2016-09, state income taxes and certain federal and state tax credits.

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

On that same date, the SEC staff also issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. A company must reflect the income tax effects of those aspects of the Tax Act for which accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

At April 1, 2018, the Company has not completed the accounting for the tax effects of enactment of the Tax Act; however, the Company made a reasonable estimate of the effects and booked a provisional tax expense adjustment in the fiscal year 2017, the period in which the legislation was enacted. During the first quarter, there have been no adjustments made to the provisional amounts previously recorded related to the enactment of the Tax Act.

(6) Capital Stock

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The stock repurchase program replaced the previous program, authorized in September 2016, under which approximately $14.7 million of authorization remained as of April 1, 2018. Under the previous program, during the 13 weeks ended April 1, 2018, the Company repurchased 5,000 shares of its common stock for approximately $0.1 million, including cost and commission, in open market transactions. The new program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common stock actually repurchased, and the timing and price of repurchases, will depend upon market conditions, Securities and Exchange Commission requirements, and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

(7) Stock-Based Compensation

Stock options are awarded under the 2013 Long-Term Incentive Plan to eligible employees and certain non-employee members of the Board of Directors. The fair value of stock options is determined using the Black-Scholes option pricing model. The weighted average fair value of options granted during the 13 weeks ended April 1, 2018 was $5.26 per share, as estimated using the following weighted average assumptions: expected life of options – 6.25 years; volatility – 35.36%; risk-free interest rate – 2.80%; and dividend yield – 0.00%. The Company used the simplified method for determining the expected life of the options. The expected volatility of the options was calculated using the Company’s historical data.

A summary of activity for the 13 weeks ended April 1, 2018 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 31, 2017	3,309	$10.71	$7,699	4.90
Granted	50	13.15
Exercised	(275)	8.20
Canceled	(26)	15.04
Outstanding—April 1, 2018	3,058	$10.93	$6,118	5.03
Exercisable—April 1, 2018	2,333	$10.34	$5,965	3.92

Stock-based compensation is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in-capital. For the 13 weeks ended April 1, 2018 and March 26, 2017, the Company recognized stock-based compensation expense of $0.9 million and $0.8 million, respectively. As of April 1, 2018, unrecognized stock-based compensation expense was $4.4 million, which will be recognized through fiscal year 2022. The Company records stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.

(8) Commitments and Contingencies

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

In October 2017, plaintiffs filed a purported collective and class action lawsuit in the United States District Court for the Southern District of New York against the Company alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). The plaintiffs allege that the Company violated the FLSA and NYLL by not paying overtime compensation to our assistant managers and violated NYLL by not paying spread-of-hours pay. Potbelly believes the assistant managers were properly classified under state and federal law. The Company intends to vigorously defend this action. This case is at an early stage, and Potbelly is therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to: our future financial position and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, our ability to manage our growth and successfully implement our business strategy; price and availability of commodities; changes in labor costs; consumer confidence and spending patterns; consumer reaction to industry-related public health issues and perceptions of food safety; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.

Overview

Potbelly Corporation (the “Company” or “Potbelly”) is a neighborhood sandwich concept offering toasty warm sandwiches, signature salads and other fresh menu items served by engaging people in an environment that reflects the Potbelly brand. Our combination of product, people and place is how we deliver on our passion to be “The Best Place for Lunch.” Our sandwiches, salads and hand-dipped milkshakes are all made fresh to order and our cookies are baked fresh each day. Our employees are trained to engage with our customers in a genuine way to provide a personalized experience. Our shops feature vintage design elements and locally-themed décor inspired by the neighborhood that we believe create a lively atmosphere. Through this combination, we believe we are creating a devoted base of Potbelly fans that return again and again and that we are expanding one sandwich shop at a time.

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

The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 25, 2016	411	30	13	43	454
Shops opened	3	6	2	8	11
Shops closed	(1)	—	—	—	(1)
Shops as of March 26, 2017	413	36	15	51	464

Shops as of December 31, 2017	437	39	16	55	492
Shops opened	2	1	1	2	4
Shops closed	(1)	—	—	—	(1)
Shops as of April 1, 2018	438	40	17	57	495

13 Weeks Ended April 1, 2018 Compared to 13 Weeks Ended March 26, 2017

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	April 1, 2018	% of Revenues	March 26, 2017	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$102,247	99.3%	$100,859	99.2%	$1,388	1.4%
Franchise royalties and fees	670	0.7	840	0.8	(170)	(20.2)
Total revenues	102,917	100.0	101,699	100.0	1,218	1.2

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	26,636	25.9	26,663	26.2	(27)	(0.1)
Labor and related expenses	31,579	30.7	30,462	30.0	1,117	3.7
Occupancy expenses	14,726	14.3	14,169	13.9	557	3.9
Other operating expenses	12,500	12.1	11,633	11.4	867	7.5
General and administrative expenses	12,188	11.8	10,352	10.2	1,836	17.7
Depreciation expense	5,826	5.7	6,199	6.1	(373)	(6.0)
Pre-opening costs	68	*	73	*	(5)	(6.8)
Impairment and loss on disposal of property and equipment	2,024	2.0	885	0.9	1,139	>100
Total expenses	105,547	102.6	100,436	98.8	5,111	5.1
Income (loss) from operations	(2,630)	(2.6)	1,263	1.2	(3,893)	>(100)

Interest expense	27	*	28	*	(1)	(3.6)
Income (loss) before income taxes	(2,657)	(2.6)	1,235	1.2	(3,892)	>(100)
Income tax expense (benefit)	(504)	(0.5)	553	0.5	(1,057)	>(100)
Net income (loss)	(2,153)	(2.1)	682	0.7	(2,835)	>(100)
Net income (loss) attributable to non-controlling interest	41	*	(1)	*	42	>(100)
Net income (loss) attributable to Potbelly Corporation	$(2,194)	(2.1)%	$683	0.7%	$(2,877)	>(100)%

*	Amount is less than 0.1%

Revenues

Total revenues increased by $1.2 million, or 1.2%, to $102.9 million during the 13 weeks ended April 1, 2018, from $101.7 million during the 13 weeks ended March 26, 2017. The revenue growth was driven by an increase in sales of $7.7 million from shops not yet in our company-operated comparable store sales base. These increases were partially offset by a decrease in sales of $3.5 million, or 3.6%, from company-operated comparable store shops, a decrease in sales of $2.9 million from shops that have closed and a decrease in sales of $0.2 million from franchise royalties and fees. The decrease in company-operated comparable store sales resulted from a decrease in traffic partially offset by an increase in average transaction size.

Cost of Goods Sold

Cost of goods sold decreased by $27 thousand, or 0.1%, to $26.6 million during the 13 weeks ended April 1, 2018, from $26.7 million during the 13 weeks ended March 26, 2017. As a percentage of revenues, cost of goods sold decreased to 25.9% during the 13 weeks ended April 1, 2018, from 26.2% during the 13 weeks ended March 26, 2017, primarily driven by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $1.1 million, or 3.7%, to $31.6 million during the 13 weeks ended April 1, 2018, from $30.5 million during the 13 weeks ended March 26, 2017, primarily due to new shop openings, which was partially offset by a decrease in expense from closed shops. As a percentage of revenues, labor and related expenses increased to 30.7% during the 13 weeks ended April 1, 2018, from 30.0% during the 13 weeks ended March 26, 2017, primarily driven by a decrease in company-operated comparable store shop revenue.

Occupancy Expenses

Occupancy expenses increased by $0.6 million, or 3.9%, to $14.7 million during the 13 weeks ended April 1, 2018, from $14.2 million during the 13 weeks ended March 26, 2017 primarily due to new shop openings, which was partially offset by a decrease in expenses from shops that have closed. As a percentage of revenues, occupancy expenses increased to 14.3% during the 13 weeks ended April 1, 2018, from 13.9% during the 13 weeks ended March 26, 2017, primarily due to a decrease in company-operated comparable store shop revenue, which was partially offset by a decrease in expenses from shops that have closed.

Other Operating Expenses

Other operating expenses increased by $0.9 million, or 7.5%, to $12.5 million during the 13 weeks ended April 1, 2018, from $11.6 million during the 13 weeks ended March 26, 2017. The increase was primarily attributable to new shop openings as well as higher utility costs, information technology costs and shop repairs. As a percentage of revenues, other operating expenses increased to 12.1% during the 13 weeks ended April 1, 2018, from 11.4% during the 13 weeks ended March 26, 2017, primarily driven by a decrease in company-operated comparable store shop revenue as well as higher utility and shop repair costs.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million, or 17.7%, to $12.2 million during the 13 weeks ended April 1, 2018, from $10.4 million during the 13 weeks ended March 26, 2017. The increase was driven primarily by proxy related costs of $0.6 million, Chief Executive Officer (CEO) transition costs of $0.3 million, advertising costs and store closure expenses. As a percentage of revenues, general and administrative expenses increased to 11.8% during the 13 weeks ended April 1, 2018, from 10.2% during the 13 weeks ended March 26, 2017, primarily due to proxy related costs of $0.6 million, CEO transition costs of $0.3 million, advertising costs and store closure expenses.

Depreciation Expense

Depreciation expense decreased by $0.4 million, or 6.0%, to $5.8 million during the 13 weeks ended April 1, 2018, from $6.2 million during the 13 weeks ended March 26, 2017. The decrease was driven primarily by a lower depreciable base related to impairment charges taken subsequent to the 13 weeks ended March 26, 2017, as well as lower depreciation associated with new shops with longer expected useful lives for leasehold improvements and leasehold improvements at legacy shops with shorter expected useful lives being fully depreciated. These decreases were partially offset by new shops, existing shop capital investments and investments in technology such as the mobile application, which increased the depreciable base. As a percentage of revenues, depreciation decreased to 5.7% during the 13 weeks ended April 1, 2018, from 6.1% during the 13 weeks ended March 26, 2017. This decrease was driven by a lower depreciable base related to impairment charges taken subsequent to the 13 weeks ended March 26, 2017, as well as lower depreciation associated with new shops with longer expected useful lives for leasehold improvements and leasehold improvements at legacy shops with shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs were $0.1 million during the 13 weeks ended April 1, 2018 and March 26, 2017.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $2.0 million during the 13 weeks ended April 1, 2018, from $0.9 million during the 13 weeks ended March 26, 2017. After performing periodic reviews of Company shops during the first quarter of 2018, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed impairment analyses related to these shops and recorded an impairment charge of $2.0 million for the excess of the carrying amount recorded on the balance sheet over the shops’ estimated fair value. The Company performs impairment analyses on a quarterly basis, which involves significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on the Company’s current projections, no impairment beyond what has already been recorded has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

Interest Expense

Interest expense was $27 thousand during the 13 weeks ended April 1, 2018 and $28 thousand during the 13 weeks ended March 26, 2017.

Income Tax Expense

Income tax expense decreased by $1.1 million, or more than 100%, to a benefit of $0.5 million for the 13 weeks ended April 1, 2018, from an expense of $0.6 million for the 13 weeks ended March 26, 2017, primarily attributable to a pre-tax book loss and the change in the federal tax rate from 35 percent to 21 percent. For the 13 weeks ended April 1, 2018, the effective tax rate was a benefit of 19.0%, compared to an expense of 44.8% for the 13 weeks ended March 26, 2017. The change in the effective tax rate was driven by a pre-tax book loss and the change in the federal tax rate from 35 percent to 21 percent.

Liquidity and Capital Resources

General

Potbelly’s ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents and the Company’s credit facility. Potbelly’s primary requirements for liquidity and capital are new shop openings, existing shop capital investments (maintenance and improvements), repurchases of Company common stock, lease obligations, purchases of existing franchise-operated shops, and working capital and general corporate needs. Potbelly’s requirement for working capital is not significant since the Company’s customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, Potbelly is able to sell certain inventory items before the Company needs to pay its suppliers for such items. Company shops do not require significant inventories or receivables. Potbelly believes that these sources of liquidity and capital will be sufficient to finance the Company’s continued operations and expansion plans for at least the next twelve months.

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 13 Weeks Ended
	April 1,	March 26,
	2018	2017
Net cash provided by (used in):
Operating activities	$6,665	$12,420
Investing activities	(4,939)	(6,927)
Financing activities	1,680	(1,496)
Net increase in cash	$3,406	$3,997

Operating Activities

Net cash provided by operating activities decreased to $6.7 million for the 13 weeks ended April 1, 2018, from $12.4 million for the 13 weeks ended March 26, 2017. The $5.8 million decrease was primarily driven by changes in certain working capital accounts mainly due to timing. The remainder of the difference was primarily attributable to a decrease of $2.9 million in net income.

Investing Activities

Net cash used in investing activities decreased to $4.9 million for the 13 weeks ended April 1, 2018, from $6.9 million for the 13 weeks ended March 26, 2017. The decrease was primarily due to lower construction costs for new company-operated shops opened for the 13 weeks ended April 1, 2018, compared to new company-operated shops opened for the 13 weeks ended March 26, 2017, as well as capital expenditures for future shop openings, maintaining our existing shops and certain other projects.

Financing Activities

Net cash provided by financing activities was $1.7 million for the 13 weeks ended April 1, 2018, compared to $1.5 million net cash used in financing activities for the 13 weeks ended March 26, 2017. The change in financing cash was driven by $2.3 million in proceeds from the exercise of stock options during the 13 weeks ended April 1, 2018, compared to $0.5 million during the 13 weeks ended March 26, 2017. Additionally, $0.5 million in employee taxes related to stock-based payment arrangements were withheld and paid during the 13 weeks ended April 1, 2018, compared to $0.1 million during the 13 weeks ended March 26, 2017.

Stock Repurchase Program

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The stock repurchase program replaced the previous program, authorized in September 2016, under which approximately $14.7 million of authorization remained as of April 1, 2018. Under the previous program, during the 13 weeks ended April 1, 2018, the Company repurchased 5,000 shares of its common stock for approximately $0.1 million, including cost and commission, in open market transactions. The new program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common stock actually repurchased, and the timing and price of repurchases, will depend upon market conditions, Securities and Exchange Commission requirements, and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

Credit Facility

On December 9, 2015, the Company entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50.0 million, with possible future increases to $75.0 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, the Company is required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon our consolidated total leverage ratio. So long as the leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make. As of April 1, 2018, the Company had no amounts outstanding under the credit facility.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Significant estimates include amounts for long-lived assets and income taxes. Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of our financial condition and operating results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases estimates on historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Potbelly had no significant changes in our critical accounting estimates since the last annual report. The Company’s critical accounting estimates are identified and described in our annual consolidated financial statements and related notes.

Off-Balance Sheet Arrangements

As of April 1, 2018, the Company does not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

New and Revised Financial Accounting Standards

See Note 1 to the Consolidated Financial Statements for a description of recently issued Financial Accounting Standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of April 1, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 1, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended April 1, 2018 that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 8 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to our Risk Factors as previously reported.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended April 1, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Maximum Value of Shares that May Yet be Purchased Under the Program (3)
January 1, 2018 - January 28, 2018	5,000	$12.57	5,000	$14,700,014
January 29, 2018 - February 25, 2018	—	$—	—	$14,700,014
February 26, 2018 - April 1, 2018	8,771	$13.20	—	$14,700,014
Total:	13,771		5,000

(1)

In accordance with the terms of the Company’s long-term incentive plans, 8,771 shares were delivered back to the Company during the period from February 26, 2018 – April 1, 2018 for payment of withholding taxes from employees for vesting restricted stock units.

(2)	Average price paid per share excludes commissions.
(3)

On September 8, 2016, the Company announced that its Board of Directors approved a share repurchase program, authorizing us to repurchase up to $30.0 million of our common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. No time limit has been set for the completion of the repurchase program and the program may be suspended or discontinued at any time. See Note 6 for further information regarding the Company’s stock repurchase program.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

10.1

Settlement Agreement, by and among Potbelly Corporation, Privet Fund LP, Privet Fund Management LLC, Ryan Levenson and Ben Rosenzweig, dated April 12, 2018 (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed April 13, 2018 and incorporated herein by reference).

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

POTBELLY CORPORATION

Date: May 9, 2018	By:	/s/ Michael Coyne
Michael Coyne
Chief Financial Officer
(Principal Financial Officer)