Form 10-Q
period 2018-09-30
POTBELLY CORP
filed 2018-11-09
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common stock, $0.01 Par Value – 24,844,824 shares as of October 28, 2018

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Potbelly Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$26,711	$25,530
Accounts receivable, net of allowances of $124 and $129 as of September 30, 2018 and December 31, 2017, respectively	5,353	5,087
Inventories	3,459	3,525
Prepaid expenses and other current assets	10,980	11,061
Total current assets	46,503	45,203

Property and equipment, net	94,237	103,859
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred income taxes, noncurrent	12,612	11,202
Deferred expenses, net and other assets	7,064	4,840
Total assets	$166,042	$170,730

Liabilities and Equity
Current liabilities
Accounts payable	$3,380	$3,903
Accrued expenses	23,597	23,273
Accrued income taxes	—	176
Total current liabilities	26,977	27,352

Deferred rent and landlord allowances	22,998	22,987
Other long-term liabilities	5,983	3,153
Total liabilities	55,958	53,492

Stockholders’ equity
Common stock, $0.01 par value—authorized 200,000,000 shares; outstanding 25,102,339 and 24,999,688 shares as of September 30, 2018 and December 31, 2017, respectively	329	318
Additional paid-in-capital	432,329	421,657
Treasury stock, held at cost, 7,804,519 and 6,831,508 shares as of September 30, 2018, and December 31, 2017, respectively	(97,792)	(85,262)
Accumulated deficit	(225,195)	(219,990)
Total stockholders’ equity	109,671	116,723
Non-controlling interest	413	515
Total stockholders' equity	110,084	117,238

Total liabilities and equity	$166,042	$170,730

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2018	2017	2018	2017
Revenues
Sandwich shop sales, net	$106,238	$105,327	$317,866	$313,568
Franchise royalties and fees	758	800	2,394	$2,394
Total revenues	106,996	106,127	320,260	315,962

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	28,455	28,405	83,730	83,703
Labor and related expenses	32,376	31,187	96,367	93,213
Occupancy expenses	15,076	14,354	44,787	42,792
Other operating expenses	13,357	12,464	38,650	36,349
General and administrative expenses	10,087	12,104	35,715	33,375
Depreciation expense	5,847	6,315	17,531	18,960
Pre-opening costs	109	336	245	955
Impairment and loss on disposal of property and equipment	4,386	1,536	8,467	5,762
Total expenses	109,693	106,701	325,492	315,109
Income (loss) from operations	(2,697)	(574)	(5,232)	853

Interest expense	54	32	109	101
Income (loss) before income taxes	(2,751)	(606)	(5,341)	752
Income tax expense (benefit)	(909)	(487)	(1,111)	252
Net income (loss)	(1,842)	(119)	(4,230)	500
Net income attributable to non-controlling interest	119	121	285	195
Net income (loss) attributable to Potbelly Corporation	$(1,961)	$(240)	$(4,515)	$305

Net income (loss) per common share attributable to common stockholders:
Basic	$(0.08)	$(0.01)	$(0.18)	$0.01
Diluted	$(0.08)	$(0.01)	$(0.18)	$0.01
Weighted average shares outstanding:
Basic	25,369,281	24,959,023	25,355,174	25,030,951
Diluted	25,369,281	24,959,023	25,355,174	25,857,083

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts in thousands, except share data, unaudited)

	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 25, 2016	25,139,127	$309	$(72,321)	$909	$407,622	$(213,034)	$751	$124,236
Net income	—	—	—	—	—	305	195	500
Stock-based compensation plans	168,930	2	—	—	1,179	—	—	1,181
Exercise of stock warrants	241,704	2	—	(909)	2,879	—	—	1,972
Repurchases of common stock	(745,496)	—	(8,853)	—	—	—	—	(8,853)
Distributions to non- controlling interest	—	—	—	—	—	—	(354)	(354)
Contributions from non- controlling interest	—	—	—	—	—	—	11	11
Amortization of stock-based compensation	—	—	—	—	3,263	—	—	3,263
Balance at September 24, 2017	24,804,265	$313	$(81,174)	$—	$414,943	$(212,729)	$603	$121,956

Balance at December 31, 2017	24,999,688	$318	$(85,262)	$—	$421,657	$(219,990)	$515	$117,238
Cumulative impact of Topic 606 at 1/1/2018	—	—	—	—	—	(690)	—	(690)
Net income (loss)	—	—	—	—	—	(4,515)	285	(4,230)
Stock-based compensation plans	1,075,662	11	—	—	8,156	—	—	8,167
Repurchases of common stock	(964,240)	—	(12,414)	—	—	—	—	(12,414)
Contributions from non- controlling interest	—	—	—	—	—	—	20	20
Distributions to non- controlling interest	—	—	—	—	—	—	(407)	(407)
Treasury shares used for stock-based plans	(8,771)	—	(116)	—	—	—	—	(116)
Amortization of stock-based compensation	—	—	—	—	2,516	—	—	2,516
Balance at September 30, 2018	25,102,339	$329	$(97,792)	$—	$432,329	$(225,195)	$413	$110,084

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 39 Weeks Ended
	September 30,	September 24,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(4,230)	$500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,531	18,960
Deferred income tax	(98)	—
Deferred rent and landlord allowances	12	1,924
Amortization of stock compensation expense	2,516	3,263
Excess tax deficiency from stock-based compensation	651	292
Asset impairment, store closure and disposal of property and equipment	8,666	5,922
Amortization of debt issuance costs	28	28
Changes in operating assets and liabilities:
Accounts receivable, net	(516)	(1,422)
Inventories	65	54
Prepaid expenses and other assets	(2,015)	(2,650)
Accounts payable	(201)	699
Accrued and other liabilities	244	798
Net cash provided by operating activities:	22,653	28,368

Cash flows from investing activities:
Purchases of property and equipment	$(16,722)	$(23,526)
Net cash used in investing activities:	(16,722)	(23,526)

Cash flows from financing activities:
Proceeds from exercise of stock options	$8,167	$1,181
Proceeds from exercise of stock warrants	—	1,972
Employee taxes on certain stock-based payment arrangements	(116)	—
Treasury stock repurchases	(12,414)	(8,853)
Contributions from non-controlling interest	20	11
Distributions to non-controlling interest	(407)	(354)
Net cash used in financing activities:	(4,750)	(6,043)

Net increase (decrease) in cash and cash equivalents	1,181	(1,201)
Cash and cash equivalents at beginning of period	25,530	23,379
Cash and cash equivalents at end of period	$26,711	$22,178

Supplemental cash flow information:
Income taxes paid	$249	$3,346
Interest paid	85	73
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$1,178	$2,752

See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly owned subsidiaries, owns or operates more than 400 company-owned shops in the United States. Additionally, Potbelly franchisees operate more than 50 shops domestically, in the Middle East, Canada and India.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of September 30, 2018 and December 31, 2017, its statement of operations for the 13 and 39 weeks ended September 30, 2018 and September 24, 2017 and its statement of cash flows for the 39 weeks ended September 30, 2018 and September 24, 2017 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works, LLC (“LLC”); seven of LLC’s wholly owned subsidiaries and LLC’s seven joint ventures, collectively, the “Company.” All intercompany balances and transactions have been eliminated in consolidation. For consolidated joint ventures, non-controlling interest represents a non-controlling partner’s share of the assets, liabilities and operations related to the seven joint venture investments. The Company has ownership interests ranging from 51-80% in these consolidated joint ventures.

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2018 consists of 52 weeks and 2017 consisted of 53 weeks. The fiscal quarters ended September 30, 2018 and September 24, 2017 each consisted of 13 weeks.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards (IFRS). In addition, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to help provide interpretive clarifications on the new guidance in Accounting Standards Codification (ASC) Topic 606. Potbelly adopted the standard effective January 1, 2018 using the modified retrospective method applied to contracts that were not completed as of the date of adoption. The adoption does not have a material impact on sandwich shop sales, but impacted the recognition of franchise revenue and gift card breakage. Potbelly licenses intellectual property and trademarks to franchisees through franchise arrangements. As part of these agreements, Potbelly receives an initial franchise fee payment, which historically was recognized as revenue when the shop opened. Under the new guidance, these franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. As such, these franchise fees are recognized over the contractual term of the franchise agreement. Effective for the annual period beginning January 1, 2018, initial franchise fees are recognized as revenue over the contractual term. Potbelly sells gift cards to customers and records the sale as a liability. The liability is released once the card is redeemed. Historically, a portion of these gift card sales were not redeemed by the customer (“breakage”) and Potbelly would recognize breakage two years after the period of sale. Effective for the annual period beginning January 1, 2018, expected breakage is recognized as customers redeem the gift cards. Upon adoption of the standard, Potbelly’s accumulated deficit increased by $0.7 million (net of tax). The franchise revenue adjustment impacted accrued expenses, other long-term liabilities and deferred income taxes. The breakage adjustment impacted accrued expenses and deferred income taxes. For the 13 weeks ended September 30, 2018, revenue recognized was $0.1 million higher than it would have been under the previous methodology, and for the 39 weeks ended September 30, 2018, revenue recognized was $0.3 million higher than it would have been under the previous methodology.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which will replace the existing guidance in ASC 840, “Leases.” The pronouncement requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, while for operating leases, the lessee would recognize a straight-line total lease expense. The pronouncement is effective for fiscal years beginning after December 15, 2018, including annual and interim periods thereafter. In July 2018, the FASB issued Accounting Standards Update No. 2018-11 “Leases (Topic 842):  Targeted Improvements” (“ASU 2018-11”), which permits companies to initially apply the new leases standard at the date of adoption and not restate periods prior to adoption. The Company plans to adopt ASU 2018-11. The Company is currently evaluating the impact of ASU 2016-02 and anticipates it will be able to complete its analysis of all potential impacts of the standard, implement any system and process changes that might be necessary and educate the appropriate employees with respect to the new standard in order to effectively adopt the standard beginning in the first quarter of 2019.

(2) Revenue

Potbelly primarily earns revenue at a point in time through sales at our sandwich shop locations and records such revenue net of sales-related taxes collected from customers. The payment on these sales is due at the time of the customer’s purchase. The Company also receives royalties from franchisees on their respective sales, which are recognized at the point in time the sale is made and invoiced weekly. Potbelly also records revenue from sales over time related to upfront franchise fees, gift card redemptions and breakage. For the 39 weeks ended September 30, 2018, revenue recognized from all revenue sources on point in time sales was $319.8 million, and revenue recognized from sales over time was $0.5 million.

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

Gift Card Redemptions / Breakage Revenue

Potbelly sells gift cards to customers, records the sale as a contract liability and recognizes the associated revenue as the gift card is redeemed. A portion of these gift cards are not redeemed by the customer, which is recognized by the Company as revenue as a percentage of customers gift card redemptions. The expected breakage amount recognized is determined by a historical data analysis on gift card redemption patterns.

Contract Liabilities

As described above, the Company records current and noncurrent contract liabilities for upfront franchise fees as well as gift cards. There are no other contract liabilities or contract assets recorded by the Company. The opening and closing balances of the Company’s current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of January 1, 2018	$(2,325)	$(2,144)
Ending balance as of September 30, 2018	(1,375)	(1,809)
Decrease in contract liability	$(950)	$(335)

The aggregate value of remaining performance obligations on outstanding contracts was $3.2 million as of September 30, 2018. The decrease in the liability during the 39 weeks ended September 30, 2018 was a result of gift card redemptions offset by purchases of new gift cards and recognition of franchise fees. The Company expects to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2018	$692
2019	752
2020	212
2021	206
2022	199
Thereafter	1,123
Total revenue recognized	$3,184

For the 13 and 39 weeks ended September 30, 2018, the amount of revenue recognized related to the January 1, 2018 liability ending balance was $0.3 million and $1.8 million, respectively. This revenue related to the recognition of gift card redemptions and upfront franchise fees. For the 39 weeks ended September 30, 2018, the Company did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.

(3) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of the Company’s shops during the 13 weeks and 39 weeks ended September 30, 2018, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis related to these shops and recorded an impairment charge of $4.4 million and $8.5 million for the 13 and 39 weeks ended September 30, 2018, respectively. The Company recorded an impairment charge of $1.5 million and $5.8 million for the 13 and 39 weeks ended September 24, 2017, respectively. Included within the impairment charge for the 13 and 39 weeks ended September 24, 2017, impairment charges of $0.7 million were recorded in relation to Hurricane Harvey, with insurance recoveries of $0.7 million also recorded within the same caption.

(4) Earnings (Loss) Per Share

Basic and diluted income per common share attributable to common stockholders were calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the 13 and 39 weeks ended September 30, 2018, the Company had a loss per share, and therefore shares were excluded for potential stock option exercises.

The following table summarizes the earnings (loss) per share calculation:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2018	2017	2018	2017
Net income (loss) attributable to Potbelly Corporation	$(1,961)	$(240)	$(4,515)	$305
Weighted average common shares outstanding-basic	25,369,281	24,959,023	25,355,174	25,030,951
Plus: Effect of potential stock options exercise	—	—	—	770,965
Plus: Effect of potential warrant exercise	—	—	—	55,167
Weighted average common shares outstanding-diluted	25,369,281	24,959,023	25,355,174	25,857,083
Income (loss) per share available to common stockholders-basic	$(0.08)	$(0.01)	$(0.18)	$0.01
Income (loss) per share available to common stockholders-diluted	$(0.08)	$(0.01)	$(0.18)	$0.01
Potentially dilutive shares that are considered anti-dilutive:
Common share options	2,050,503	4,012,073	2,569,808	1,151,317

(5) Income Taxes

In accordance with ASC 740, each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective tax rate.  An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis.  However, when a reliable estimate of the annual effective tax rate cannot be made, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. For the 13 and 39 weeks ended September 30, 2018, the actual year-to-date effective tax rate was used to compute the income tax benefit as a reliable estimate of the annual estimated tax rate cannot be made as nominal changes in projected income or loss result in a significant variance in our estimated effective tax rate. The effective tax rate differed from the federal statutory rate primarily due to the impact of ASU 2016-09, state income taxes, federal and state tax credits and certain discrete items.

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

At September 30, 2018, the Company has not completed the accounting for the tax effects of enactment of the Tax Act; however, the Company made a reasonable estimate of the effects and booked a provisional tax expense adjustment in the fiscal year 2017, the period in which the legislation was enacted. During the 13 and 39 weeks ended September 30, 2018, there have been no adjustments made to the provisional amounts previously recorded related to the enactment of the Tax Act.

(6) Capital Stock

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock, replacing the Company’s previous $30.0 million share repurchase program. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions.  The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, Securities and Exchange Commission requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.  For the 39 weeks ended September 30, 2018, the Company repurchased 959,240 shares of its common stock for approximately $12.3 million under the new stock repurchase program and had repurchased 5,000 shares of its common stock for approximately $0.1 million under the previous share repurchase program, including cost and commission, in open market transactions.  Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

On June 14, 2018, the Company registered 1,000,000 additional shares of its common stock, par value $0.01, reserved for issuance under the Amended and Restated 2013 Long-Term Incentive Plan. As a result, the total number of shares registered under the 2013 Long-Term Incentive Plan is 3,500,000.

(7) Stock-Based Compensation

Stock options are awarded under the 2013 Long-Term Incentive Plan to eligible employees and certain non-employee members of the Board of Directors. On June 14, 2018, the Company registered an additional 1,000,000 shares of its common stock reserved for issuance under the 2013 Long-Term Incentive Plan and brings the total number of shares registered under the plan to 3,500,000. The fair value of stock options is determined using the Black-Scholes option pricing model. The weighted average fair value of options granted during the 39 weeks ended September 30, 2018 was $5.24 per share, as estimated using the following weighted average assumptions: expected life of options – 6.25 years; volatility – 35.39%; risk-free interest rate – 2.85%; and dividend yield – 0.00%. The Company used the simplified method for determining the expected life of the options. The expected volatility of the options was calculated using the Company’s historical data.

A summary of activity for the 39 weeks ended September 30, 2018 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 31, 2017	3,309	$10.71	$7,699	4.90
Granted	102	13.05
Exercised	(984)	8.30
Canceled	(347)	13.61
Outstanding—September 30, 2018	2,080	$11.60	$3,615	5.60
Exercisable—September 30, 2018	1,573	$11.04	$3,533	4.62

Stock-based compensation is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the 13 and 39 weeks ended September 30, 2018, the Company recognized stock-based compensation expense of $0.2 million and $2.5 million, respectively. For the 13 weeks ended September 24, 2017, the Company recognized stock-based compensation expense of $1.4 million. For the 39 weeks ended September 24, 2017, the Company recognized stock-based compensation expense of $3.3 million. As of September 30, 2018, unrecognized stock-based compensation expense was $2.8 million, which will be recognized through fiscal year 2022. The Company records stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.

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

Overview

Potbelly Corporation (the “Company” or “Potbelly”) is a neighborhood sandwich concept that has been feeding customers’ smiles with warm, toasty sandwiches, signature salads, hand-dipped shakes and other fresh menu items, customized just the way customers want them, for more than 40 years. Potbelly promises Fresh, Fast & Friendly service in an environment that reflects the local neighborhood. Our employees are trained to engage with our customers in a genuine way to provide a personalized experience. Our shops feature vintage design elements and locally-themed décor inspired by the neighborhood that we believe create a lively atmosphere. Through this combination, we believe we are creating a devoted base of Potbelly fans that return again and again.

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

The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 25, 2016	411	30	13	43	454
Shops opened	22	10	3	13	35
Shops closed	(7)	—	—	—	(7)
Shops as of September 24, 2017	426	40	16	56	482

Shops as of December 31, 2017	437	39	16	55	492
Shops opened	6	2	2	4	10
Shops closed	(8)	(2)	(4)	(6)	(14)
Shops as of September 30, 2018	435	39	14	53	488

13 Weeks Ended September 30, 2018 Compared to 13 Weeks Ended September 24, 2017

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	September 30, 2018	% of Revenues	September 24, 2017	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$106,238	99.3%	$105,327	99.2%	$911	0.9%
Franchise royalties and fees	758	0.7	800	0.8	(42)	(5.3)
Total revenues	106,996	100.0	106,127	100.0	869	0.8

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	28,455	26.6	28,405	26.8	50	0.2
Labor and related expenses	32,376	30.3	31,187	29.4	1,189	3.8
Occupancy expenses	15,076	14.1	14,354	13.5	722	5.0
Other operating expenses	13,357	12.5	12,464	11.7	893	7.2
General and administrative expenses	10,087	9.4	12,104	11.4	(2,017)	(16.7)
Depreciation expense	5,847	5.5	6,315	6.0	(468)	(7.4)
Pre-opening costs	109	0.1	336	0.3	(227)	(67.6)
Impairment and loss on disposal of property and equipment	4,386	4.1	1,536	1.4	2,850	>100
Total expenses	109,693	102.5	106,701	100.5	2,992	2.8
Loss from operations	(2,697)	(2.5)	(574)	(0.5)	(2,123)	>100

Interest expense	54	0.1	32	*	22	68.8
Loss before income taxes	(2,751)	(2.6)	(606)	(0.6)	(2,145)	>100
Income tax benefit	(909)	(0.8)	(487)	(0.5)	(422)	86.7
Net loss	(1,842)	(1.7)	(119)	(0.1)	(1,723)	>100
Net income attributable to non-controlling interest	119	0.1	121	0.1	(2)	(1.7)
Net loss attributable to Potbelly Corporation	$(1,961)	(1.8)%	$(240)	(0.2)%	$(1,721)	>100%

*	Amount is less than 0.1%

Revenues

Total revenues increased by $0.9 million, or 0.8%, to 107.0 million during the 13 weeks ended September 30, 2018, from $106.1 million during the 13 weeks ended September 24, 2017. The revenue growth was driven by an increase in sales of $3.0 million from shops not yet in our company-operated comparable store sales base. These increases were partially offset by a decrease in sales of $0.2 million, or 0.2%, from company-operated comparable stores and a decrease in sales of $1.9 million from shops that have closed. The decrease in company-operated comparable store sales resulted from a decrease in traffic, partially offset by an increase in average transaction size.

Cost of Goods Sold

Cost of goods sold increased by $50 thousand, or 0.2%, to $28.5 million during the 13 weeks ended September 30, 2018, from $28.4 million during the 13 weeks ended September 24, 2017. As a percentage of revenues, cost of goods sold decreased to 26.6% during the 13 weeks ended September 30, 2018, from 26.8% during the 13 weeks ended September 24 2017, primarily driven by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $1.2 million, or 3.8%, to $32.4 million during the 13 weeks ended September 30, 2018, from $31.2 million during the 13 weeks ended September 24, 2017, primarily due to new shop openings and inflationary wage increases in certain states, which was partially offset by a decrease in expense from closed shops. As a percentage of revenues, labor and related expenses increased to 30.3% during the 13 weeks ended September 30, 2018, from 29.4% during the 13 weeks ended September 24, 2017, primarily driven by new shop openings and inflationary wage increases in certain states, which was partially offset by a decrease in expense from closed shops.

Occupancy Expenses

Occupancy expenses increased by $0.7 million, or 5.0%, to $15.1 million during the 13 weeks ended September 30, 2018, from $14.4 million during the 13 weeks ended September 24, 2017 primarily due to inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance. These increases were partially offset by a decrease in occupancy expenses related to closed shops. As a percentage of revenues, occupancy expenses increased to 14.1% during the 13 weeks ended September 30, 2018, from 13.5% during the 13 weeks ended September 24, 2017, primarily due to sales deleverage and inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance.

Other Operating Expenses

Other operating expenses increased by $0.9 million, or 7.2%, to $13.4 million during the 13 weeks ended September 30, 2018, from $12.5 million during the 13 weeks ended September 24, 2017. The increase was primarily attributable to items such as repairs, credit card fees, utilities and other expenses not directly variable with sales. As a percentage of revenues, other operating expenses increased to 12.5% during the 13 weeks ended September 30, 2018, from 11.7% during the 13 weeks ended September 24, 2017, primarily driven by sales deleverage in operating expense items such as repairs, credit card fees, utilities and other expenses not directly variable with sales.

General and Administrative Expenses

General and administrative expenses decreased by $2.0 million, or 16.7%, to $10.1 million during the 13 weeks ended September 30, 2018, from $12.1 million during the 13 weeks ended September 24, 2017. The decrease was driven primarily by a decrease in stock-based compensation expense and performance-based incentive expenses. As a percentage of revenues, general and administrative expenses decreased to 9.4% during the 13 weeks ended September 30, 2018, from 11.4% during the 13 weeks ended September 24, 2017, primarily due to a decrease in stock-based compensation expense and performance-based incentive expenses.

Depreciation Expense

Depreciation expense decreased by $0.5 million, or 7.4%, to $5.8 million during the 13 weeks ended September 30, 2018, from $6.3 million during the 13 weeks ended September 24, 2017. The decrease was driven primarily by a lower depreciable base related to impairment charges taken subsequent to the 13 weeks ended September 24, 2017, as well as lower depreciation associated with longer expected useful lives for leasehold improvements and leasehold improvements at legacy shops with shorter expected useful lives being fully depreciated. These decreases were partially offset by existing shop capital investments and investments in technology such as the mobile application, which increased the depreciable base. As a percentage of revenues, depreciation decreased to 5.5% during the 13 weeks ended September 30, 2018, from 6.0% during the 13 weeks ended September 24, 2017. This decrease was driven by a lower depreciable base related to impairment charges taken subsequent to the 13 weeks ended September 24, 2017, as well as lower depreciation associated with longer expected useful lives for leasehold improvements and leasehold improvements at legacy shops with shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs decreased by $0.2 million, or 67.6%, to $0.1 million during the 13 weeks ended September 30, 2018, from $0.3 million during the 13 weeks ended September 24, 2017. As a percentage of revenues, pre-opening costs decreased to 0.1% during the 13 weeks ended September 24, 2018, from 0.3% during the 13 weeks ended September 24, 2017. These decreases were driven primarily by fewer shops opened during the 13 weeks ended September 30, 2018 compared to the 13 weeks ended September 24, 2017.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $4.4 million during the 13 weeks ended September 30, 2018, from $1.5 million during the 13 weeks ended September 24, 2017. After performing periodic reviews of Company shops during the third quarter of 2018, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed impairment analyses related to these shops and recorded an impairment charge of $4.4 million for the excess of the carrying amount recorded on the balance sheet over the shops’ estimated fair value. The Company performs impairment analyses on a quarterly basis, which involve significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on the Company’s current projections, no impairment beyond what has already been recorded has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

Interest Expense

Interest expense was $54 thousand during the 13 weeks ended September 30, 2018 and $32 thousand during the 13 weeks ended September 24, 2017.

Income Tax Expense

In accordance with ASC 740, each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective tax rate.  An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date-basis.  However, when a reliable estimate of the annual effective tax rate cannot be made, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate.  For the 13 and 39 weeks ended September 30, 2018, the actual year-to-date effective tax rate was used to compute the income tax benefit, as a reliable estimate of the annual estimated tax rate cannot be made as nominal changes in projected income or loss result in a significant variance in our estimated effective tax rate. The effective tax rate differed from the federal statutory rate primarily due to the impact of ASU 2016-09, state income taxes, federal and state tax credits and certain discrete items.

Income tax benefit increased by $0.4 million, or 86.7%, to a benefit of $0.9 million for the 13 weeks ended September 30, 2018, from a benefit of $0.5 million for the 13 weeks ended September 24, 2017, primarily attributable to the increase in the pre-tax book loss, offset by certain discrete items.  For the 13 weeks ended September 30, 2018, the effective tax rate was 33.0%, compared to 80.4% for the 13 weeks ended September 24, 2017.  The change in the effective tax rate was driven by the increase in the pre-tax book loss, offset by certain discrete items.

39 Weeks Ended September 30, 2018 Compared to 39 Weeks Ended September 24, 2017

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 39 Weeks Ended
	September 30, 2018	% of Revenues	September 24, 2017	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$317,866	99.3%	$313,568	99.2%	$4,298	1.4%
Franchise royalties and fees	2,394	0.7	2,394	0.8	0	*
Total revenues	320,260	100.0	315,962	100.0	4,298	1.4

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	83,730	26.1	83,703	26.5	27	*
Labor and related expenses	96,367	30.1	93,213	29.5	3,154	3.4
Occupancy expenses	44,787	14.0	42,792	13.5	1,995	4.7
Other operating expenses	38,650	12.1	36,349	11.5	2,301	6.3
General and administrative expenses	35,715	11.2	33,375	10.6	2,340	7.0
Depreciation expense	17,531	5.5	18,960	6.0	(1,429)	(7.5)
Pre-opening costs	245	0.1	955	0.3	(710)	(74.3)
Impairment and loss on disposal of property and equipment	8,467	2.6	5,762	1.8	2,705	46.9
Total expenses	325,492	101.6	315,109	99.7	10,383	3.3
Income (loss) from operations	(5,232)	(1.6)	853	0.3	(6,085)	>(100)

Interest expense	109	*	101	*	8	7.9
Income (loss) before income taxes	(5,341)	(1.7)	752	0.2	(6,093)	>(100)
Income tax expense (benefit)	(1,111)	(0.3)	252	0.1	(1,363)	>(100)
Net income (loss)	(4,230)	(1.3)	500	0.2	(4,730)	>(100)
Net income attributable to non- controlling interests	285	0.1	195	0.1	90	46.2
Net income (loss) attributable to Potbelly Corporation	$(4,515)	(1.4)%	$305	0.1%	$(4,820)	>(100)%

*	Amount is less than 0.1%

Revenues

Total revenues increased by $4.3 million, or 1.4%, to $320.3 million during the 39 weeks ended September 30, 2018, from $316.0 million during the 39 weeks ended September 24, 2017. The revenue growth was driven by an increase in sales of $15.5 million from shops not yet in our company-operated comparable store sales base. This increase was partially offset by a decrease in sales of $3.9 million, or 1.3%, from company-operated comparable stores and a decline of $7.3 million from shops that have closed. The decrease in company-operated comparable store sales resulted from a decrease in traffic, partially offset by an increase in average transaction size.

Cost of Goods Sold

Cost of goods sold increased by $27 thousand, or less than 0.1%, to $83.7 million during the 39 weeks ended September 30, 2018, from $83.7 million during the 39 weeks ended September 24, 2017. As a percentage of revenues, cost of goods sold decreased to 26.1% during the 39 weeks ended September 30, 2018, from 26.5% during the 39 weeks ended September 24, 2017, primarily driven by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $3.2 million, or 3.4%, to $96.4 million during the 39 weeks ended September 30, 2018, from $93.2 million during the 39 weeks ended September 24, 2017, primarily due to new shop openings and inflationary wage increases in certain states, which was partially offset by a decrease in expense from closed shops. As a percentage of revenues, labor and related expenses increased to 30.1% during the 39 weeks ended September 30, 2018, from 29.5% during the 39 weeks ended September 24, 2017, primarily driven by a decrease in company-operated comparable store revenue and inflationary wage increases in certain states, which was partially offset by a decrease in expense from closed shops.

Occupancy Expenses

Occupancy expenses increased by $2.0 million, or 4.7%, to $44.8 million during the 39 weeks ended September 30, 2018, from $42.8 million during the 39 weeks ended September 24, 2017, primarily due to inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance. These increases were partially offset by a decrease in occupancy expenses related to closed shops. As a percentage of revenues, occupancy expenses increased to 14.0% during the 39 weeks ended September 30, 2018, from 13.5% during the 39 weeks ended September 24, 2017, primarily due to sales deleverage and inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance.

Other Operating Expenses

Other operating expenses increased by $2.3 million, or 6.3%, to $38.7 million during the 39 weeks ended September 30, 2018, from $36.3 million during the 39 weeks ended September 24, 2017. The increase was primarily attributable to items such as repairs, credit card fees, utilities and other expenses not directly variable with sales. As a percentage of revenues, other operating expenses increased to 12.1% during the 39 weeks ended September 30, 2018, from 11.5% during the 39 weeks ended September 24, 2017. This increase was primarily driven by sales deleverage in operating expense items such as repairs, credit card fees, utilities and other expenses not directly variable with sales.

General and Administrative Expenses

General and administrative expenses increased by $2.3 million, or 7.0%, to $35.7 million during the 39 weeks ended September 30, 2018, from $33.4 million during the 39 weeks ended September 24, 2017. The increase was driven primarily by restructuring costs of $1.6 million, proxy related costs of $0.8 million and an increase in advertising costs. This increase was partially offset by a decrease in stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 11.2% during the 39 weeks ended September 30, 2018, from 10.6% during the 39 weeks ended September 24, 2017. The increase was driven primarily by restructuring costs of $1.6 million, proxy related costs of $0.8 million and an increase in advertising costs. This increase was partially offset by a decrease in stock-based compensation expense.

Depreciation Expense

Depreciation expense decreased by $1.4 million, or 7.5%, to $17.5 million during the 39 weeks ended September 30, 2018, from $19.0 million during the 39 weeks ended September 24, 2017, driven primarily by a lower depreciable base related to impairment charges taken subsequent to the 39 weeks ended September 24, 2017, as well as lower depreciation associated with longer expected useful lives for leasehold improvements and leasehold improvements at legacy shops with shorter expected useful lives being fully depreciated. These decreases were partially offset by existing shop capital investments and investments in technology such as the mobile application, which increased the depreciable base. As a percentage of revenues, depreciation decreased to 5.5% during the 39 weeks ended September 30, 2018, from 6.0% during the 39 weeks ended September 24, 2017, driven primarily by a lower depreciable base related to impairment charges taken subsequent to the 39 weeks ended September 24, 2017, as well as lower depreciation associated with all shops with longer expected useful lives for leasehold improvements and leasehold improvements at legacy shops with shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs decreased by $0.7 million, or 74.3%, to $0.2 million during the 39 weeks ended September 30, 2018, from $1.0 million during the 39 weeks ended September 24, 2017. As a percentage of revenues, pre-opening costs decreased to 0.1% during the 39 weeks ended September 30, 2018, from 0.3% during the 39 weeks ended September 24, 2017. These decreases were driven primarily by fewer shops opened during the 39 weeks ended September 30, 2018 compared to the 39 weeks ended September 24, 2017.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $8.5 million during the 39 weeks ended September 30, 2018, compared to $5.8 million during the 39 weeks ended September 24, 2017. After performing periodic reviews of Company shops during the first, second and third quarter of 2018, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed impairment analyses related to these shops and recorded impairment charges of $8.5 million for the excess of the carrying amount recorded on our balance sheet over the shops’ estimated fair value. We perform impairment analyses on a quarterly basis, which involve significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on our current projections, no impairment beyond what has already been recorded has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

Interest Expense

Interest expense was $0.1 million for the 39 weeks ended September 30, 2018 and September 24, 2017.

Income Tax Expense

In accordance with ASC 740, each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective tax rate. An enterprise is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, when a reliable estimate of the annual effective tax rate cannot be made, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. For the 13 and 39 weeks ended September 30, 2018, the actual year-to-date effective tax rate was used to compute the income tax benefit, as a reliable estimate of the annual estimated tax rate cannot be made as nominal changes in projected income or loss result in a significant variance in our estimated effective tax rate. The effective tax rate differed from the federal statutory rate primarily due to the impact of ASU 2016-09, state income taxes, federal and state tax credits and certain discrete items.

Income tax expense decreased by $1.4 million, or more than 100%, to a benefit of $1.1 million for the 39 weeks ended September 30, 2018, from an expense of $0.3 million for the 39 weeks ended September 24, 2017, primarily attributable to a pre-tax book loss and the change in the federal tax rate from 35.0 percent to 21.0 percent. For the 39 weeks ended September 30, 2018, the effective tax rate was 20.8%, compared to 33.5% for the 39 weeks ended September 24, 2017. The change in the effective tax rate was driven by a pre-tax book loss and the change in the federal statutory tax rate from 35 percent to 21 percent, as well as certain discrete items.

Liquidity and Capital Resources

General

Potbelly’s ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents and the Company’s credit facility. Potbelly’s primary requirements for liquidity and capital are new shop openings, existing shop capital investments (maintenance and improvements), repurchases of Company common stock, lease obligations, working capital and general corporate needs. Potbelly’s requirement for working capital is not significant since the Company’s customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, Potbelly is able to sell certain inventory items before the Company needs to pay its suppliers for such items. Company shops do not require significant inventories or receivables. Potbelly believes that these sources of liquidity and capital will be sufficient to finance the Company’s continued operations and expansion plans for at least the next twelve months.

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 39 Weeks Ended
	September 30,	September 24,
	2018	2017
Net cash provided by (used in):
Operating activities	$22,653	$28,368
Investing activities	(16,722)	(23,526)
Financing activities	(4,750)	(6,043)
Net increase (decrease) in cash	$1,181	$(1,201)

Operating Activities

Net cash provided by operating activities decreased to $22.7 million for the 39 weeks ended September 30, 2018, from $28.4 million for the 39 weeks ended September 24, 2017. The $5.7 million decrease was primarily driven by an increase in loss from operations.

Investing Activities

Net cash used in investing activities decreased to $16.7 million for the 39 weeks ended September 30, 2018, from $23.5 million for the 39 weeks ended September 24, 2017. The decrease was primarily due to fewer shops opened during the 39 weeks ended September 30, 2018 compared to the 39 weeks ended September 24, 2017.

Financing Activities

Net cash used in financing activities was $4.8 million for the 39 weeks ended September 30, 2018, compared to $6.0 million net cash used in financing activities for the 39 weeks ended September 24, 2017. The change in financing cash was driven by $8.2 million in proceeds from the exercise of stock options during the 39 weeks ended September 30, 2018, compared to $1.2 million during the 39 weeks ended September 24, 2017. Additionally, $0.1 million in employee taxes related to stock-based payment arrangements were withheld and paid during the 39 weeks ended September 30, 2018.

Stock Repurchase Program

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The stock repurchase program replaced the previous program, authorized in September 2016. Under the previous program, during the 39 weeks ended September 30, 2018, the Company repurchased 5,000 shares of its common stock for approximately $0.1 million, including costs and commissions, in open market transactions. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act or in privately negotiated transactions. Under the current program, during the 39 weeks ended September 30, 2018, the Company repurchased 959,240 shares of its common stock for approximately $12.3 million, including costs and commissions, in open market transactions. The number of shares of common stock repurchased in the future, and the timing and price of repurchases, will depend upon market conditions, Securities and Exchange Commission requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

Credit Facility

On December 9, 2015, the Company entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50.0 million, with possible future increases to $75.0 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, the Company is required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon our consolidated total leverage ratio. As long as the leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make. As of September 30, 2018 and for the 39 week period ended September 30, 2018, the Company had no amounts outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company does not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
July 2, 2018 - July 29, 2018	245,000	$12.76	245,000	$58,492,804
July 30, 2018 - August 26, 2018	204,901	$12.74	204,901	$55,882,418
August 27, 2018 - September 30, 2018	250,000	$12.86	250,000	$52,667,634
Total:	699,901		699,901

(1)	Average price paid per share excludes commissions.
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

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

3.1	Amended and Restated By-Laws of Potbelly Corporation (filed as Exhibit 3.1 to Form 8-K (File No. 001-36104) filed on June 12, 2018 and incorporated by reference).

10.1	Amended and Restated Potbelly Corporation 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed on June 12, 2018 and incorporated by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTBELLY CORPORATION

Date: November 9, 2018	By:	/s/ Christopher Carlson
Christopher Carlson
Vice President, Controller
(Principal Financial Officer)