Form 10-K
period 2018-12-30
POTBELLY CORP
filed 2019-03-01
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 1st, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $322.0 million, based on the closing price of the registrant’s common stock on such date as reported on the Nasdaq Global Select Market. For the purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of January 27, 2019, 24,144,586 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

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

•

our ability to identify, open and operate new shops (which is dependent upon various factors such as the availability of attractive sites for new shops), negotiate suitable lease terms, terminate on acceptable terms or sublease or assign leases for underperforming shops, obtain all required governmental permits including zoning approvals on a timely basis, control construction and development costs and obtain capital to fund such costs, and recruit, train and retain qualified operating personnel;

•

changes in consumer tastes and lack of acceptance or awareness of our brand in existing or new markets; failure of our marketing efforts to attract and retain customers; damage to our reputation caused by, for example, any perceived reduction in the quality of our food, service or staff or an adverse change in our culture, concerns regarding food safety and food-borne illness or adverse opinions about the health effects of our menu offerings;

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

The Neighborhood Sandwich Shop

Potbelly Corporation is a neighborhood sandwich concept that has been feeding customers’ smiles with warm, toasty sandwiches, signature salads, hand-dipped shakes and other fresh menu items, customized just the way customers want them, for more than 40 years. Potbelly promises Fresh, Fast & Friendly service in an environment that reflects the local neighborhood. Our employees are trained to engage with our customers in a genuine way to provide a personalized experience. Our shops feature vintage design elements and locally-themed décor inspired by the neighborhood that we believe create a lively atmosphere. Through this combination, we believe we are creating a devoted base of Potbelly fans that return again and again.

We believe that a key to our past and future success is our culture. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission and Values, and the foundation of everything we do. Our Vision is to create an experience people love to share. Our Mission is to help people love lunch again. Our Values embody both how we lead and how we behave and form the cornerstone of our culture. We use simple language that resonates from the frontline associate to the most senior levels of the organization, creating shared expectations and accountabilities in how we approach our day-to-day activities. We strive to be a fun, friendly and hardworking group of people who enjoy taking care of our customers, while at the same time taking care of each other.

As of December 30, 2018, we had a domestic base of 478 shops in 32 states and the District of Columbia. Of these, the company operated 437 shops and franchisees operated 41 shops. In addition, there were 8 international franchised shops, including 4 shops in the Middle East, 2 shops in Canada and 2 shops in India. Potbelly’s total shop base reduced by 1.2% over the prior year. Potbelly generated shop-level profit margin of 16.7%, 18.2%, 19.7%, 19.4% and 19.2% in 2018, 2017, 2016, 2015 and 2014, respectively (shop-level profit margin measures net shop sales less shop operating expenses as a percentage of net shop sales).

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

Differentiated Customer Experience That Delivers a Neighborhood Feel. We strive to provide a positive customer experience that is driven by both our employees and the atmosphere of our shops. We look to hire employees that are outgoing people and train them to interact with our customers in a genuine way while providing fast service. Each of our shops features vintage décor and shared design elements, such as the use of wood, wallpaper motifs and our signature Potbelly stove. In addition, our shops display locally-themed photos and other decorative items inspired by the neighborhood. Every Potbelly location strives to be “The Neighborhood Sandwich Shop,” creating devoted fans who tell others about their experience. We believe our shops are strongly integrated into the neighborhood through the use of local managers and locally-themed décor and engage with customers through initiatives such as fundraising for local causes and other promotions that cater to local interests. The unique Potbelly experience encourages repeat customer visits and drives increased sales.

Attractive Shop Economics. Our shop model is designed to generate, and has generated, strong cash flow, attractive shop-level financial results and high returns on investment. We operate our shops successfully in a wide range of geographic markets, population densities and real estate settings. We aim to generate average shop-level profit margins, a non-GAAP measure, that range from the high teens to above 20% and target cash-on-cash returns, on new company-operated shops, above 25% after two full years of operation. Our ability to achieve such margins and returns depends on a number of factors. For example, we face increasing labor and commodity costs, which we have partially offset by increasing menu prices. Although there is no guarantee that we will be able to maintain these returns, we believe our attractive shop economics support our ability to profitably grow our brand in new and existing markets.

Management Team with Substantial Operating Experience. Our senior management team has extensive operating experience across disciplines in the restaurant and retail sectors, including store operations, marketing, human resources, innovation, real estate, franchise, supply chain and finance. This team has an average of 21 years of retail and restaurant industry experience, and many of our executives have experience at large public companies. In 2017, we hired our President and CEO, Alan Johnson. Alan has over 30 years of executive leadership experience across a variety of retail and restaurant organizations. We believe our experienced leadership team is a key driver of our success and positions us to execute our long-term growth strategy.

Distinct, Deep-Rooted Culture: The Potbelly Advantage. We believe our culture is a key to our success. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission and Values. The Potbelly Advantage is the written mission statement for our company that is shared with everyone who works at our company, from our top executives to shop associates. We believe such a mission statement serves as the foundation of everything we do. Our Vision is to create an experience people love to share. Our Mission is to help people love lunch again. We strive to emphasize our Values throughout all levels of our organization including in our hiring process and training programs. The Potbelly Values form a common language across our organization that we believe makes Potbelly a place our employees love to work. Through our Ethics Code of Conduct, ongoing training, and evaluations we encourage our employees to perform at their personal best and help them to work together as a team to make sure we deliver a positive experience to everyone who works here. See “—Shop Operations and Management—Our People.” Our culture helps us attract and retain employees and has contributed to our better than industry average hourly turnover rate of 95% for the year ended December 30, 2018. We believe The Potbelly Advantage allows us to deliver operational excellence and grow our business and our base of devoted Potbelly fans.

Our Business Strategy

We strive to grow profitability and create value for our stockholders by working to achieve the goals listed below. While we cannot provide assurances that we will achieve and maintain these objectives, we consider each of them to be a core strategy of our business.

Shop Operations. We believe that continued excellence in shop-level execution is fundamental to our growth strategy. To maintain our operational standards, we use a Balanced Scorecard approach to measure People, Customers, Sales and Profits at each of our shops. Hiring the right people and maintaining optimal staffing levels enable us to run efficient operations. We track metrics such as peak hour throughput, Customer Satisfaction Survey Results and neighborhood engagement activities, such as fundraisers for local causes, to improve the customer experience. Shop sales and profitability are benchmarked against prior year periods and budget, and we focus on achieving targets on a shop-by-shop basis. To support our shop operators, we invest in systems and technology that can meaningfully improve shop-level execution. For example, we have applied technology to administrative activity to enable complete front-of-house, thereby maintaining customer focus. In addition, we are expanding our off-premise business, including catering, delivery and pickup, which we view as additional growth drivers.

Our approach to margin enhancement begins with continuous efforts to improve the financial results of our shops. We focus on cash-on-cash returns to the company and look to grow shop-level profitability each year through sales growth and productivity improvements. We also focus on cash flow generation, which supports our self-funded development model of sourcing our liquidity and capital resource needs primarily from operating activities and cash and cash equivalents. We also have a credit facility to provide another source of liquidity and to manage cash flow timing. Currently, we have no amounts outstanding under the credit facility. We believe we exercise strong financial discipline in managing expenses and by encouraging employee efficiency with the goal of achieving and maintaining general and administrative expenses under 10% of revenue. In addition, we expect our sales and shop-level profit margin to grow faster than general and administrative expenses. For fiscal 2018, our general and administrative expenses as a percentage of total revenues were 11.1%. Our intention is to achieve average shop-level profit margins that range from the high teens to above 20% as we continue to grow. However, we cannot provide assurances that we will be able to maintain our shop-level profit margin levels or that we will be able to achieve or maintain low levels of expenses.

Shop Development. Our company-operated shops are successful in diverse markets in 23 states and the District of Columbia, and we intend to continue to build company-operated shops in both new and existing markets utilizing our thoughtful site selection process. We evaluate a number of metrics to assess the optimal sites for our new shops, including neighborhood daytime population, site visibility, traffic and accessibility, along with an on-the-ground qualitative assessment of the characteristics of each unique trade area. This location-specific approach to development allows us to leverage our versatile shop format, which does not have standardized requirements with respect to size, shape or location, to achieve strong returns across a wide range of real estate settings. See “—Site Selection and Expansion—Shop Design” for more information about our shop requirements. In 2018, 2017 and 2016, we opened 10, 34 and 40 new company-operated shops, respectively, and expanded into Salt Lake City, San Antonio, El Paso, Indianapolis and Oklahoma City. In those same time periods, we closed ten shops, eight shops and two shops, respectively, due to under-performance or lease expirations. Additionally, during April 2016, the Company purchased one franchise shop, converting it into a company-operated shop. In the near term we will continue to close underperforming shops and reduce our rate of company-operated shop growth.

Marketing. We believe that our premise of a “Neighborhood Sandwich Shop” has broad appeal across a wide range of market types and geographies. Based on our management’s experience, we believe a significant contributor to this success is our passionate customers that are natural brand advocates who enjoy their Potbelly experience and tell others about it. We learn from the formal customer feedback we solicit (See “—Our Food—Customer Feedback”), and from managers and employees who interact with customers in our shops, that many customers in new markets report positive recommendations from friends and family members who live in regions with established Potbelly shops. We believe that our positive brand perception helps drive interest in our shops in both existing and new markets. We enhance this with our social and digital interactions and complement our distinctive in-shop experience with online access, allowing customers to order ahead through both our website and Potbelly app, including catering, delivery or in-shop pick up.

Franchising. In 2010, we initiated a program to franchise shops in selected markets in the U.S. As of December 30, 2018, we had domestic franchise shops in Arkansas, Florida, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Mississippi, Nebraska, North Carolina, North Dakota, Ohio, South Dakota, Tennessee, Texas and Virginia. As we further develop our franchise program, we intend to expand the number of franchise shops on a disciplined basis. We focus on markets we believe have appropriate characteristics for our franchise shops and on franchisees that are compatible with the Potbelly culture. As of December 30, 2018, our franchisees operated 41 shops domestically. In addition, we have signed international franchise development agreements to open franchises in the Middle East; Ontario, Canada; and Delhi, India. We have a franchise development agreement with the Alshaya Trading Company W.L.L. (“Alshaya”), a leading franchisee of retail brands, to develop shops in the Middle East. As of December 30, 2018, Alshaya operated 4 shops in Kuwait and the United Arab Emirates. In 2015, we entered into a franchise development agreement with Halsted Hospitality Ltd. (“Halsted”), pursuant to which Halsted has the exclusive right to develop Potbelly shops in the province of Ontario, Canada for a period of ten years. The first Potbelly shop in Toronto, Ontario, opened in October 2016. As of December 30, 2018, Halsted operated two franchise shops in Ontario, Canada. We do not anticipate Halsted will open additional Potbelly shops in Canada. In 2017 we entered into a franchise development agreement with Kwals Café Private Limited (“Kwals”), pursuant to which Kwals has the exclusive rights to develop Potbelly shops in certain states in India. The first Potbelly shop in Delhi, India, opened in December 2017. See “—Franchising” for more information about our domestic and international franchise programs. Although we do not expect franchise activities to result in significant revenue in the near term, we see the selective expansion of our franchising efforts to be a valuable potential growth opportunity over time.

Our Food

Our Menu

Each of our shops offers freshly-made food with high quality ingredients. The majority of our sales are generated during lunch, but dinner and breakfast (in locations with high early morning traffic) are also important to our business. Our menu currently includes toasty warm sandwiches, signature salads, soups, chili, sides, desserts and, in our breakfast locations, breakfast sandwiches and steel cut oatmeal.

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

We offer craft your own mac and cheese with a choice of two premium toppings, including bacon, chili, Potbelly hot peppers, mushrooms, and roasted red peppers. We also offer soups, chili and side dishes, including varieties such as Broccoli Cheddar, Chicken Noodle, Loaded Baked Potato, Chicken Pot Pie, Chicken Enchilada, and Tomato soup. We also have a vegan soup option, our Garden Vegetable. Our chili is hearty recipe of ground beef, kidney beans, onions and bell peppers sweetened with a touch of molasses. Additionally, customers can choose side dishes of coleslaw, macaroni salad, potato salad, potato chips or a whole dill pickle.

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

Certain of our shops in areas with high early morning traffic also offer breakfast selections. As of December 30, 2018, approximately 25% of our shops offered breakfast selections. Our breakfast menu includes made-to-order breakfast sandwiches on our Flats, our signature multigrain or regular bread, or our squares and include our Mediterranean Square, Blueberry Maple Square, along with our Egg & Cheddar Cheese; Bacon, Egg & Cheddar Cheese; Sausage, Egg & Cheddar Cheese; and Ham, Mushroom, Egg & Swiss Cheese. Like our lunch and dinner sandwiches, our breakfast sandwiches are served toasty warm and any of our toppings can be added. We also offer steel cut oatmeal with toppings such as raisins, brown sugar, bananas, walnuts, apples and cranberries, and have other breakfast items available such as bagels and a custom ‘Potbelly blend’ coffee.

Our shops use high quality ingredients such as fresh produce, which is delivered two to three times per week, and hearth-baked bread. We use all-natural white meat chicken in our sandwiches and salads. Our turkey, hickory-smoked ham and black angus roast beef are all whole-muscle meats sliced daily in our shops. Our dry-cured salami is made with fresh garlic and real red wine and we use white albacore tuna in our homemade tuna salad.

Overall, we believe our menu of high quality food at reasonable prices offers considerable value to our customers. In fiscal 2018, our system-wide average check was approximately $8.36.

Customer Feedback

We seek customer feedback on our food and operations in various ways. For example, we conduct an annual customer survey via email to learn what our customers think about us. We circulate a voluntary online survey to each customer listed in our company-wide email database, which includes email addresses obtained through our website, customer complaints and compliments, our in-shop business card drop, various social media platforms including our Facebook page and other methods. In 2018, we sent the online survey to approximately 265 thousand customers, with 13 thousand customers electing to participate. Customers who take the annual survey were entered into a drawing for a nominal Potbelly gift card. We also monitor social media channels to respond to customer feedback.

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

Evolution of Our Menu

We have selectively expanded our menu offerings in response to shifts in customer tastes and demand. For example, we began offering breakfast items in 2001, Bigs and Skinnys in 2008 and Flats in 2014. We also introduced the all-veggie Mediterranean sandwich in 2012, the Mediterranean salad in 2014, the Powerhouse salad in 2016 and the Turkey Club in 2017, as well as periodic limited time offers. In 2018 we began testing, for roll-out in 2019, Pick Your Pair and Meal Deal bundling options. We believe menu innovation is a way for us to grow our business, responding to consumer trends, listening to customer feedback, and understanding customer’s needs. This innovation includes the on-going development of bundling options, craveable add-ons, and premium protein sandwiches served toasty warm from our ovens, while continuing to encourage customization and personalization by each customer.

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

Potbelly Operations

Our operations are structured around the elements of People, Customers, Sales and Profits. During our peak hours of 11:30 a.m. to 1:30 p.m., our employees greet our customers and take their orders (in some shops, we take their orders while they wait in line by using a proprietary tablet system to communicate with our preparation employees). We focus on effective communication, technology and management to provide a quick and seamless experience for our customers. In addition, each shop completes quarterly tactical plans designed to help the shop achieve its targets relative to each element. In order to better assess and improve the Potbelly experience, we use a Balanced Scorecard that tracks elements such as sales and profitability metrics, employee turnover and customer satisfaction. We review overall scores locally, regionally and nationally in order to assess our operational progress and identify areas of operational focus. Attaining certain ratings on the Balanced Scorecard allows a shop to be eligible for incentive targets paid quarterly and annual merit awards.

Our People

We look to attract, hire and retain smart, talented and outgoing people who share and demonstrate our values. We value friendly employees who engage with our customers in a genuine way to provide a personalized experience. We select employees using interview questions based on our values to determine the extent of candidate fit. All employees attend culture training classes that include team exercises and scenarios to practice utilizing the tools relative to our values of integrity, teamwork, accountability, positive energy and coaching. We strive to empower our employees to do what is right and encourage them to perform at their personal best. We believe we make expectations and accountabilities clear through our culture training and our Ethics Code of Conduct, which summarizes employee conduct guidelines and is required to be reviewed and signed by every employee upon hire and repeated annually. We believe we encourage each employee to perform at their personal best by establishing personal and professional goals through an ongoing continuous development plan. We believe the success of these programs is evident in our turnover rates and our internal promotion rates. Employees are further encouraged to perform at their personal best through an ongoing scorecard measuring system that is tied directly to a pay for performance compensation program. We believe our sustainable process to hire, train and develop our people enables us to deliver a positive customer experience. A typical Potbelly shop consists of one manager, and as many as 10 to 14 employees during our peak hours.

Many of our managers live in the neighborhood in which their shop is located. We believe this allows them to get to know their customers, understand the unique character of each neighborhood and form deep roots within the community. The shop manager has primary responsibility for the day-to-day operation of the shop and is required to abide by Potbelly’s operating standards. Our Management Training Program provides new managers with six to eight weeks of training that emphasizes culture, standards, strategy and procedures to prepare them for success, and is followed by on-going, in-shop coaching with their District or Market manager. Our shop managers report to District or Market Managers who typically report to a Zone Manager, and ultimately to our Chief Restaurant Operating Officer. In addition, members of senior management visit shops regularly to help ensure that our culture, strategy and quality standards are being adhered to in all aspects of our operations.

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

The Potbelly Experience

We seek to deliver a positive experience for every customer at every opportunity through our tasty food, unique atmosphere and outgoing and engaging employees. We seek to staff each shop with experienced teams to ensure consistent and attentive customer service. We look to hire employees who are friendly and responsive to the needs of our customers as they assist them in selecting menu items complementing individual preferences. We strive to staff at 110% during peak hours to ensure a fast yet personal Potbelly experience for each customer, with face-to-face interaction from start to finish. We also provide off-premise services, including catering, delivery and pick-up to serve our Potbelly fans.

We believe the combination of our great food, people and atmosphere allows Potbelly to help people love lunch again.

Restaurant Portfolio

As of December 30, 2018, we had a domestic base of 478 shops in 32 states and the District of Columbia. Of these, the company operates 437 shops and franchisees operate 41 shops. In addition, there are 8 international franchised shops, including 4 shops in the Middle East, 2 shops in Canada and 2 in India.

In 2018, 2017 and 2016, we opened 10, 34 and 40 new company-operated shops, respectively, and expanded into Salt Lake City, San Antonio, El Paso, Indianapolis and Oklahoma City. Additionally, during April 2016, the Company purchased one franchise shop, converting it into a company-operated shop. In the near term we will continue to close underperforming shops and reduce our rate of company-operated shop growth. In 2019, we intend to open between 6 to 10 company-operated shops, focusing on markets where Potbelly has an established presence.

With an average new shop investment of approximately $600,000 and average unit volumes of approximately $1 million, which represent the average net sandwich shop sales for all shops on an annual basis, we strive to generate average shop-level profit margins, a non-GAAP measure, that range from the high teens to above 20% and cash-on-cash returns, on new company-operated shops, above 25% after two full years of operation. However, we cannot provide any assurances that we will achieve and maintain similar profit margins or cash returns in the future. We are currently defining and testing our “shop of the future” which will be designed to generate strong cash flow, attractive shop-level financial results and high returns on investment.

Site Selection and Expansion

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

Construction

Construction of a new shop generally takes approximately 50 to 80 days from the date the location is leased or under contract, fully permitted and the landlord has delivered the space to Potbelly. Each new shop requires a total cash investment of approximately $600,000, but this figure could be materially higher or lower depending on the market, shop size and condition of the premises upon landlord delivery. We generally construct shops in third-party leased retail space but also construct free-standing buildings on leased properties. In the future, we intend to continue converting existing third-party leased retail space or constructing new shops in the majority of circumstances. For additional information regarding our leases, see “—Properties” in Item 2.

Franchising

In 2010, we initiated a program to selectively franchise our shops to take advantage of incremental growth opportunities. We intend to expand the number of franchise shops on a disciplined basis as we further develop our franchise program. As of December 30, 2018, we had 41 domestic franchised shops in 9 states.

In 2011, our first international franchise shop opened with Alshaya, our first international franchise partner. As of December 30, 2018, Alshaya operated 4 franchised shops in Kuwait and the United Arab Emirates and has exclusive franchising rights in the Middle East. Our agreement with Alshaya provides that Alshaya may also open shops in Bahrain, Egypt, Jordan, Lebanon, Oman, Qatar and Saudi Arabia. In 2015, we entered into a franchise development agreement with Halsted, pursuant to which Halsted has the exclusive right to develop Potbelly shops in the province of Ontario, Canada for a period of ten years. The first Potbelly shop in Toronto, Ontario opened in October 2016. As of December 30, 2018, Halsted operated two franchise shops in Ontario, Canada. We do not anticipate Halsted to open additional Potbelly shops in Canada. In 2017 we entered into a franchise development agreement with Kwals, pursuant to which Kwals has the exclusive rights to develop Potbelly shops in certain states in India. The first Potbelly shop in Delhi, India, opened in December 2017.

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

Advertising and Marketing

We believe our shops appeal to a broad base of loyal customers for our great food and fun environment staffed by friendly people. With our current marketing strategy we have devoted more resources to marketing. Our methods of marketing and advertising promote and maintain the Potbelly brand image and, among other things, generate awareness of shop locations and brand differentiation.

Advertising

We promote our shops through media in markets in which we have scale. The uses of digital and outdoor media are the most common advertising vehicles used in these markets. Additionally, we rely on in-shop materials to communicate and market to our customers

Digital Marketing

We have increased our use of digital marketing tools, which enable us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We believe that our customers are frequent internet users and will use social media to make dining decisions or to share dining experiences. We have a Facebook page, Instagram and Twitter feed and advertise on various social media and other websites. We also use our Potbelly App and Potbelly Perks loyalty program to communicate with our customers and personalize offers for them, where they can order ahead, pay with their phone and earn tasty treats.

Neighborhood Shop Marketing

Consistent with our neighborhood approach, a portion of our marketing investments are made at the shop level. Neighborhood shops hold a variety of community events, including fundraisers. For example, during a “Shake Fundraiser” for smaller community organizations, Potbelly donates a portion of sales for each customized milkshake sold. For larger organizations, Potbelly sponsors local cause fundraisers, where 25% of sales gathered at the event are donated to the organization’s cause. Our shops promote these events and other events through social media, public relations, in-shop materials and local support, which results in increased traffic. Additionally, we engage in a variety of promotional activities, such as contributing food, time and money to charitable, civic and cultural programs in order to give back to the communities we serve and increase public awareness and appreciation of our shops and our employees.

Sourcing and Supply Chain

Our supply chain team sources, negotiates and purchases food supplies for our shops. We believe in using high quality ingredients while maintaining our value position in the marketplace. We benchmark our products against the competition using consumer panels. We contract with Distribution Market Advantage, Inc., or DMA, a cooperative of multiple food distributors located throughout the nation. DMA is a broker with whom we negotiate and gain access to third-party food distributors and suppliers. For fiscal year 2018, distributors through our DMA arrangement supplied us with approximately 95% of our food supplies through six primary distributors: Reinhart FoodService, L.L.C., Ben E. Keith Company, Food Services of America, Shamrock Foods, Gordon Food Service and Nicholas & Co. Our remaining food supplies are distributed by other distributors under separate contracts. Our distributors deliver supplies to our shops approximately two to three times per week.

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

Currently we have pricing arrangements of varying lengths with our distributors and suppliers, including distributors and suppliers of meats, dairy, bread, cookie dough and other products. Meats represent about 26% of our product purchasing composition. In fiscal year 2018, more than 90% of our meat products were sourced from 10 suppliers under non-exclusive contracts. We have a non-exclusive contract with Campagna-Turano Bakery, Inc. for our signature multigrain bread. Campagna-Turano Bakery, Inc. produces bread items in a primary and secondary production facility. We have secondary suppliers in place for many of our significant meats, and we believe we would be able to source our meat and bread requirements from different suppliers if doing so became necessary. However, changes in the price or availability of certain products may affect the profitability of certain items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.

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

The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) enacted in March 2010 requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. The FDA issued final regulations with regard to restaurant menu labeling that became effective May 7, 2018. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose additional nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

We and our franchisees are subject to the Americans with Disabilities Act (the “ADA”), which, among other things, requires our shops to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we and our franchisees could be required to expend funds to modify our shops to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency. Government regulations could affect and change the items we procure for resale. We and our franchisees may also become subject to legislation or regulation seeking to tax and/or regulate sugary beverages and high-fat and high-sodium foods, particularly in the United States, which could be costly to comply with. Our results can be impacted by tax legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements.

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

Seasonality

Our business is subject to seasonal fluctuations. Historically, customer spending patterns for our established shops are lowest in the first quarter of the year due to holidays, consumer habits and adverse weather. Our quarterly results have been and will continue to be affected by the timing of new shop openings and their associated pre-opening costs. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

Employees

As of December 30, 2018, we employed approximately 7,000 persons, of which approximately 200 are corporate personnel, 600 are shop management personnel and the remainder are hourly shop personnel.

Intellectual Property and Trademarks

We regard our “Potbelly” and “Potbelly Sandwich Works” trademarks as having significant value and as being important factors in the marketing of our shops. We have also obtained trademarks for several of our other menu items, such as “A Wreck,” and for various advertising slogans, including “Good Vibes, Great Sandwiches,” “Feed Your Smile” and “A First Class Dive.” We are aware of names and marks similar to the trademarks of ours used by other persons in certain geographic areas in which we have shops. However, we believe such uses will not adversely affect us. Our policy is to pursue registration of our intellectual property whenever possible and to oppose vigorously any infringement thereof.

We license the use of our registered trademarks to franchisees through franchise arrangements. The franchise arrangements restrict franchisees’ activities with respect to the use of our trademarks and impose quality control standards in connection with goods and services offered in connection with the trademarks.

Available Information

We were incorporated in Delaware in June 2001 as Potbelly Sandwich Works, Inc. and changed our name to Potbelly Corporation in 2002. Our principal offices are located at 111 North Canal Street, Suite 850, Chicago, Illinois 60606 and our telephone number is (312) 951-0600. We maintain a website with the address www.potbelly.com. On our website, we make available at no charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and our proxy statement, as soon as reasonably practicable after these materials are filed with or furnished to the SEC. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The contents of our website are not incorporated by reference into this Form 10-K.

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

The restaurant industry depends on consumer discretionary spending. During periods of economic downturn, continuing disruptions in the overall economy, including the impacts of high unemployment and financial market volatility and unpredictability, may cause a related reduction in consumer confidence, which could negatively affect customer traffic and sales throughout our industry. These factors, as well as national, regional and local regulatory and economic conditions, gasoline prices and disposable consumer income affect discretionary consumer spending. If economic conditions worsen and our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out, customer traffic could be adversely impacted. If negative economic conditions persist for a long period of time or become pervasive, consumer changes to their discretionary spending behavior, including the frequency with which they dine out, could be more permanent. The U.S. economy is likely to be affected by many national and international factors that are beyond our control. If sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Prolonged negative trends in shop sales could cause us to, among other things, reduce the number and frequency of new shop openings, close shops or delay remodeling of our existing shops or take asset impairment charges.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified managers and associates to meet the needs of our existing shops and to staff new shops. A sufficient number of qualified individuals to fill these positions may be in short supply in some communities. Competition in these communities for qualified staff and significant improvement in regional or national economic conditions could increase the difficulty of attracting and retaining qualified individuals and could result in the need to pay higher wages and provide greater benefits. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs could compromise the quality of our service. Any such inability could also delay the planned openings of new shops and could adversely impact our existing shops. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in shop openings could adversely affect our business and results of operations.

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

Identifying, opening and operating new shops entails numerous risks and uncertainties.

Our shop model is designed to generate strong cash flow, attractive shop-level financial results and high returns on investment.. Our current strategy is to close underperforming shops and continue with our reduced rate of company-operated shop growth. In 2018, we opened 10 new company-operated shops. In 2019, we intend to open 6-10 company-operated shops, focusing on markets where Potbelly has an established presence. We may not be able to open our planned new shops on a timely basis, if at all, given the uncertainty of numerous factors, including the location of our current shops, demographics and traffic patterns. In the past, we have experienced delays in opening some shops and that could happen again. Delays or failures in opening new restaurants could adversely affect our business and results of operations.

The number and timing of new shops opened during any given period may be negatively impacted by a number of factors including, without limitation:

•	the identification and availability of attractive sites for new shops and the ability to negotiate suitable lease terms;
•	anticipated commercial, residential and infrastructure development near our new shops;
•	the proximity of potential sites to an existing shop;
•	the cost and availability of capital to fund construction costs and pre-opening expenses;
•	our ability to control construction and development costs of new shops;
•	recruitment and training of qualified operating personnel in the local market;

•	our ability to obtain all required governmental permits, including zoning approvals, on a timely basis;
•	competition in new markets, including competition for appropriate sites;
•	unanticipated increases in costs, any of which could give rise to delays or cost overruns; and
•	avoiding the impact of inclement weather, natural disasters and other calamities.

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

We are subject to risks associated with leasing property subject to long-term non-cancelable leases, and the costs of exiting leases at shops we have closed or may close in the future may be greater than we estimate.

We do not own any real property and all of our company-owned shops are located in leased premises. The leases for our shop locations generally have initial terms of ten years and typically provide for two renewal options in five-year increments as well as for rent escalations. Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If we close a shop, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close shops in desirable locations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal year 2018 (52 Weeks) Compared to Fiscal year 2017 (53 Weeks)—Revenues” in Item 7.

We may sublease or assign properties and face future liability if subtenants or assignees default or incur contingent liabilities.

For the underperforming shops we have closed, we have negotiated lease termination agreements on terms that are acceptable to us for a majority of them. However, in some cases we may seek to either assign leases and retain contingent liability for rent and other lease obligations or to retain the tenant’s obligations under the lease and sublease the shop premises to a third party. But we may be unable to enter into such arrangements on acceptable terms and even if we do such arrangements may result in our incurring liabilities and expenses in future periods or the rent payments we receive from subtenants being less than our rent obligations under the leases. Under these circumstances, we would be responsible for any shortfall.

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

In 2018, we hired a new Chief Marketing Officer and introduced new promotional activities and media strategies.  We intend to continue to invest in marketing efforts that we believe will attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, if these initiatives are not successful, we may engage in additional promotional activities to attract and retain customers, including buy-one get-one offers and other offers for free or discounted food, and any such additional promotional activities could adversely impact our results of operations.

We also plan to continue to emphasize mobile and other digital ordering, delivery and pick-up orders, and catering. These efforts may not succeed to the degree we expect, or may result in unexpected operational challenges that adversely impact our costs. We may also seek to introduce new menu items that may not generate the level of sales we expect. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

Our business is subject to seasonal fluctuations.

Historically, customer spending patterns for our established shops are lowest in the first quarter of the year due to holidays, consumer habits and adverse weather. Our quarterly results have been and will continue to be affected by the timing of new shop openings and their associated pre-opening costs. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

Because many of our shops are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.

Our financial performance is highly dependent on shops located in Illinois, Texas, Michigan, Maryland, Washington, D.C. and Virginia, which comprised approximately 66% of our total domestic shops as of December 30, 2018. Shops located in the Chicago metropolitan area comprised approximately 25% of our total domestic shops as of such date. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our shops in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters.

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

Government regulation and changes in consumer eating habits resulting from shifting attitudes regarding diet and health or new information regarding changes in the health effects of consuming our menu offerings may impact our business. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.

For example, PPACA establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. In addition, a number of states, counties, and cities have enacted menu labeling laws imposing requirements for additional menu disclosure, such as sodium content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

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

We are subject to federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, and applicable requirements concerning the minimum wage, overtime, family leave, working conditions, safety standards, immigration status, unemployment tax rates, workers’ compensation rates and state and local payroll taxes) and federal and state laws which prohibit discrimination. As significant numbers of our associates are paid at rates related to the applicable minimum wage, further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers.

We are subject to the ADA, which, among other things, requires our shops to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our shops to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency. Government regulations could also affect and change the items we procure for resale such as commodities.

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

We have a limited number of suppliers for our major products, such as bread. In 2018, we purchased almost all of our bread from one supplier, Campagna-Turano Bakery, Inc., and more than 90% of our meat products from ten suppliers. In addition, we contract with a distribution network with a limited number of distribution partners located throughout the nation to provide the majority of our food distribution services in the U.S. Through our arrangement, our food supplies are largely distributed through five primary distributors. Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs. See “Business—Sourcing and Supply Chain” in Item 1.

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

We maintain disclosure controls and procedures to ensure we will timely and sufficiently notify our investors of material cybersecurity risks and incidents, including the associated financial, legal or reputational consequences of such an event.  In addition, we maintain policies and procedures to prevent directors, senior officers and other corporate insiders from trading stock after being made aware of a material cybersecurity incident and to control the distribution of information about cybersecurity events that could constitute material nonpublic information about Potbelly; however, we cannot be certain that a corporate insider who becomes aware of a material cybersecurity incident does not undertake to buy or sell Potbelly stock before information about the incident becomes publicly available.

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

Risks Related to Ownership of Our Common Stock

Our business could be negatively affected as a result of actions of activist stockholders.

From time to time, we may be subject to proposals by stockholders urging us to take certain corporate action. If activist stockholder activities ensue, our business could be adversely impacted because:

•	responding to actions by activist stockholders can be costly and time-consuming, and divert the attention of our management and employees;
•

perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	pursuit of an activist stockholder’s agenda may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. As of December 30, 2018, we had the following number of company-operated shops located in the following areas:

Location	Number of Shops	Location	Number of Shops
Illinois	108	Washington	12
Texas	76	Indiana	9
Michigan	32	Massachusetts	6
Maryland	28	Oregon	6
District of Columbia	23	Kansas	5
Virginia	22	Utah	4
Minnesota	21	Pennsylvania	3
Wisconsin	17	Oklahoma	2
Ohio	17	New Jersey	1
New York	16	Connecticut	1
Arizona	13	Kentucky	1
Colorado	13	Missouri	1
		Total	437

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

As of December 30, 2018, we occupied approximately 32,000 square feet of office space in Chicago, Illinois under an 11-year lease for our corporate headquarters.

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

In October 2017, plaintiffs filed a purported collective and class action lawsuit (the “Complaint”) in the United States District Court for the Southern District of New York against the Company alleging violations of the Fair Labor Standards Act ("FLSA") and New York Labor Law ("NYLL"). The plaintiffs allege that the Company violated the FLSA and NYLL by not paying overtime compensation to our assistant managers and violated NYLL by not paying spread-of-hours pay. The Complaint was brought as a nationwide “collective action” under the FSLA and as a “class action” under NYLL. Since the filing of the Complaint, the plaintiffs have stated that they do not intend to pursue the New York state class action. They have indicated, however, an intent to pursue an Illinois state law class action, but have not yet filed an amended complaint. Potbelly believes the assistant managers were properly classified under state and federal law. The Company intends to vigorously defend this action. This case is at an early stage, and Potbelly is therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is listed on the NASDAQ under the symbol “PBPB”.

As of January 27, 2019, there were 36 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

The Company currently intends to retain all available funds and any future earnings to fund the development and growth of the business and for repurchases of the Company’s common stock, and therefore Potbelly does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Potbelly board of directors, subject to compliance with covenants in future agreements governing our indebtedness, and will depend upon Company results of operations, financial condition, capital requirements and other factors that the board of directors deems relevant. In addition, in certain circumstances, the revolving credit facility restricts Potbelly’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” in Item 7.

Purchases of Equity Securities by the Issuer

The following table contains information regarding purchases of Company common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended December 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
October 1, 2018 – October 28, 2018	260,263	$12.16	260,263	$49,501,594
October 29, 2018 – November 25, 2018	314,881	$11.04	314,881	$46,024,474
November 26, 2018 – December 30, 2018	413,861	$9.27	413,861	$42,186,093
Total	989,005		989,005

(1)	Average price paid per share excludes commissions.
(2)

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The stock repurchase program replaced the previous $30.0 million program, authorized in September 2016. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act or in privately negotiated transactions. No time limit has been set for the completion of the repurchase program and the program may be suspended or discontinued at any time. See Note 9 for further information regarding the Company’s stock repurchase program.

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Potbelly Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, S&P 600 SmallCap Index and S&P 600 Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from December 27, 2013 to December 30, 2018. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth Potbelly’s selected consolidated financial and other data as of the dates and for the periods indicated. The Company derived the statements of operations and cash flow data presented below for the fiscal years ended December 30, 2018, December 31, 2017 and December 25, 2016 and the balance sheet data presented below as of December 30, 2018 and December 31, 2017 from the Company’s audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The statements of operations and cash flow data for the fiscal years ended December 27, 2015 and December 28, 2014 and the balance sheet data as of December 25, 2016, December 27, 2015 and December 28, 2014 have been derived from the Company’s audited consolidated financial statements not included in this Annual Report on Form 10-K. The Company’s historical results are not necessarily indicative of Potbelly’s results in any future period.

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. The Company’s fiscal year ends on the last Sunday of each calendar year. Fiscal year 2017 was a 53-week year and fiscal years 2018, 2016, 2015 and 2014 were 52-week years. The first three quarters of our fiscal year consist of 13 weeks, and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

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

	Fiscal Year Ended
	December 30,	December 31,	December 25,	December 27,	December 28,
	2018	2017	2016	2015	2014
Statement of Operations Data:	($ in thousands)
Total revenues	$422,638	$428,111	$407,131	$372,849	$326,979

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	111,083	113,426	111,026	105,614	93,688
Labor and related expenses	127,962	126,337	117,838	106,628	93,165
Occupancy expenses	59,789	58,562	52,444	46,762	41,389
Other operating expenses	50,363	49,209	43,738	39,869	34,669
General and administrative expenses	46,862	44,618	40,411	37,322	32,420
Depreciation expense	23,142	25,680	22,734	21,476	19,615
Pre-opening costs	472	1,441	1,786	2,160	1,634
Impairment and loss on disposal of property and equipment	13,567	10,761	4,141	3,589	3,128
Total expenses	433,240	430,034	394,118	363,420	319,708
Income (loss) from operations	(10,602)	(1,923)	13,013	9,429	7,271

Interest expense	142	124	134	221	179
Income (loss) before income taxes	(10,744)	(2,047)	12,879	9,208	7,092
Income tax expense (benefit) (1)	(2,195)	4,643	4,443	3,466	2,748
Net income (loss)	(8,549)	(6,690)	8,436	5,742	4,344
Net income (loss) attributable to non-controlling interests (2)	329	266	224	114	(14)
Net income (loss) attributable to Potbelly Corporation	(8,878)	(6,956)	8,212	5,628	4,358

Net income (loss) attributable to common stockholders	$(8,878)	$(6,956)	$8,212	$5,628	$4,358

	Fiscal Year Ended
	December 30,	December 31,	December 25,	December 27,	December 28,
	2018	2017	2016	2015	2014
	($ in thousands, except per share data)
Net income (loss) per common share attributable to common stockholders (3):
Basic	$(0.35)	$(0.28)	$0.32	$0.20	$0.15
Diluted	$(0.35)	$(0.28)	$0.31	$0.20	$0.14
Weighted average shares outstanding:
Basic	25,173,171	25,045,427	25,623,809	28,002,005	29,209,298
Diluted	25,173,171	25,045,427	26,231,367	28,634,396	30,275,061

Cash Flows Data:
Net cash provided by (used in):
Operating activities	30,988	41,819	45,969	40,320	26,554
Investing activities	(21,395)	(34,684)	(37,820)	(36,058)	(29,209)
Financing activities	(15,348)	(4,984)	(16,776)	(35,261)	(3,919)

Selected Other Data:
Total company-operated shops (end of period)	437	437	411	372	334
Change in company-operated comparable store sales	(1.4)%	(3.8)%	1.4%	4.4%	0.1%
Operating income (loss) margin (4)	(2.5)%	(0.4)%	3.2%	2.5%	2.2%
Shop-level profit margin (5)	16.7%	18.2%	19.7%	19.4%	19.2%
Capital expenditures	21,395	34,684	36,712	35,725	29,209
Adjusted EBITDA (6)	34,990	41,693	44,145	37,196	33,327
Adjusted EBITDA margin (6)	8.3%	9.7%	10.8%	10.0%	10.2%

	December 30,	December 31,	December 25,	December 27,	December 28,
	2018	2017	2016	2015	2014
	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$19,775	$25,530	$23,379	$32,006	$63,005
Working capital	10,394	17,851	10,736	24,599	59,334
Total assets	153,215	170,730	175,445	174,507	191,947
Total debt	—	—	—	—	1,008
Total equity	95,533	117,238	124,236	130,213	156,325

(1)

In connection with the Company’s initial analysis of the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), Potbelly recorded additional tax expense of $3.8 million for the fiscal year 2017, the period in which the legislation was enacted. See Note 7 to the Consolidated Financial Statements for additional information related to the Tax Act.

(2)

Non-controlling interests represent non-controlling partners’ share of the assets, liabilities and operations related to seven joint venture investments. Potbelly has ownership interests ranging from 51-80% in these consolidated joint ventures.

(3)	Net income (loss) per common share attributable to common stockholders is calculated using the weighted average number of common shares outstanding for the period.
(4)	Income from operations as a percentage of total revenues.
(5)

Shop-level profit is not required by, or presented in accordance with, GAAP, and is defined as income (loss) from operations less franchise royalties and fees, general and administrative expenses, depreciation expense, pre-opening costs and impairment and loss on disposal of property and equipment. Shop-level profit is a supplemental measure of operating performance of the Company’s shops and the calculation thereof may not be comparable to that reported by other companies. Shop-level profit margin represents shop-level profit expressed as a percentage of net company-operated sandwich shop sales. Shop-level profit and shop-level profit margin have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of Potbelly’s results as reported under GAAP. Management believes shop-level profit margin is an important tool for investors because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses shop-level profit margin as a key metric to evaluate the profitability of incremental sales at the Company’s shops, to evaluate our shop performance across periods and to evaluate our shop financial performance compared with our competitors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of shop-level profit margin and other key performance indicators. A reconciliation of shop-level profit to income (loss) from operations and a calculation of shop-level profit margin is provided below:

	Fiscal Year Ended
	December 30,	December 31,	December 25,	December 27,	December 28,
	2018	2017	2016	2015	2014
	($ in thousands)
Income (loss) from operations	$(10,602)	$(1,923)	$13,013	$9,429	$7,271
Less: Franchise royalties and fees	3,212	3,179	2,257	1,895	1,515
General and administrative expenses	46,862	44,618	40,411	37,322	32,420
Depreciation expense	23,142	25,680	22,734	21,476	19,615
Pre-opening costs	472	1,441	1,786	2,160	1,634
Impairment and loss on disposal of property and equipment	13,567	10,761	4,141	3,589	3,128
Shop-level profit [Y]	$70,229	$77,398	$79,828	$72,081	$62,553
Total revenues	$422,638	$428,111	$407,131	$372,849	$326,979
Less: Franchise royalties and fees	3,212	3,179	2,257	1,895	1,515
Sandwich shop sales, net [X]	$419,426	$424,932	$404,874	$370,954	$325,464
Shop-level profit margin [Y÷X]	16.7%	18.2%	19.7%	19.4%	19.2%

(6)

Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Potbelly defines adjusted EBITDA as net income (loss) before depreciation and amortization expense, interest expense and the provision for income taxes, adjusted to eliminate the impact of other items set forth in the reconciliation below, including certain non-cash as well as certain other items that we do not consider representative of our ongoing operating performance. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenues. Adjusted EBITDA has limitations as an analytical tool, and the Company’s calculation thereof may not be comparable to that reported by other companies; accordingly, it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Adjusted EBITDA is a key metric used by management. Additionally, adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Potbelly uses adjusted EBITDA alongside GAAP measures such as operating income (loss) and net income (loss) to measure profitability as a key profitability target in the Company’s annual and other budgets. Potbelly also uses adjusted EBITDA to compare our performance against that of peer companies. Potbelly believes that adjusted EBITDA provides useful information in facilitating operating performance comparisons from period to period and company to company. A reconciliation of adjusted EBITDA to net income attributable to Potbelly Corporation is provided below:

	Fiscal Year Ended
	December 30,	December 31,	December 25,	December 27,	December 28,
	2018	2017	2016	2015	2014
	($ in thousands)
Net income (loss) attributable to Potbelly Corporation	$(8,878)	$(6,956)	$8,212	$5,628	$4,358
Depreciation expense	23,142	25,680	22,734	21,476	19,615
Interest expense	142	124	134	221	179
Income tax expense (benefit)	(2,195)	4,643	4,443	3,466	2,748
EBITDA	$12,211	$23,491	$35,523	$30,791	$26,900
Impairment, loss on disposal of property and equipment, and closures (a)	15,603	11,659	4,265	4,006	3,885
Stock-based compensation (b)	2,882	3,848	3,057	2,399	2,542
CEO transition costs (c)	1,564	2,695	—	—	—
Proxy related costs(d)	810	—	—	—	—
Legal Settlements(e)	—	—	1,300	—	—
Restructuring costs(f)	1,920	—	—	—	—
Adjusted EBITDA	$34,990	$41,693	$44,145	$37,196	$33,327

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

(c)

The Company incurred certain costs related to the transition between the current and former CEO in 2017 and 2018. Transition costs were included in general and administrative expenses in the consolidated statements of operations and were related to the accelerated vesting of share-based compensation awards, salary related charges in accordance with the former CEO’s employment agreement, relocation related charges, and various other transition costs.

(d)

The Company incurred certain professional and other costs related to responding to proxy related actions taken by an activist stockholder. These costs were included in general and administrative expenses in the consolidated statements of operations.

(e)	For the fiscal year ended December 25, 2016, this adjustment relates to a legal expense incurred to establish an accrual related to a Fair Labor Standards Act claim.
(f)	The Company incurred certain restructuring costs that were included in general and administrative expenses in the consolidated statements of operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Potbelly Corporation is a neighborhood sandwich concept that has been feeding customers’ smiles with warm, toasty sandwiches, signature salads, hand-dipped shakes and other fresh menu items, customized just the way customers want them, for more than 40 years. Potbelly promises Fresh, Fast & Friendly service in an environment that reflects the local neighborhood. Our employees are trained to engage with our customers in a genuine way to provide a personalized experience. Our shops feature vintage design elements and locally-themed décor inspired by the neighborhood that we believe create a lively atmosphere. Through this combination, we believe we are creating a devoted base of Potbelly fans that return again and again.

We believe that a key to our past and future success is our culture. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission and Values, and the foundation of everything we do. Our Vision is to create an experience people love to share. Our Mission is to help people love lunch again. Our Values embody both how we lead and how we behave and form the cornerstone of our culture. We use simple language that resonates from the frontline associate to the most senior levels of the organization, creating shared expectations and accountabilities in how we approach our day-to-day activities. We strive to be a fun, friendly and hardworking group of people who enjoy taking care of our customers, while at the same time taking care of each other.

Potbelly owns and operates Potbelly Sandwich Shop concepts in the United States. The Company also has domestic and international franchise operations of Potbelly Sandwich Shop concepts. Potbelly’s chief operating decision maker is our Chief Executive Officer. Based on how our Chief Executive Officer reviews financial performance and allocates resources on a recurring basis, the Company has one operating segment and one reportable segment.

The table below sets forth a rollforward of company-operated and franchise-operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 27, 2015	372	24	12	36	408
Shops opened	40	7	3	10	50
Shop purchased from franchisee	1	(1)	—	(1)	—
Shops closed	(2)	—	(2)	(2)	(4)
Shops as of December 25, 2016	411	30	13	43	454
Shops opened	34	12	4	16	50
Shops closed	(8)	(3)	(1)	(4)	(12)
Shops as of December 31, 2017	437	39	16	55	492
Shops opened	10	4	3	7	17
Shops closed	(10)	(2)	(11)	(13)	(23)
Shops as of December 30, 2018	437	41	8	49	486

Fiscal Year

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal year 2018 was a 52-week year, while 2017 was a 53-week year and  2016 was a 52-week year. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

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

•

Differentiated Customer Experience That Delivers a Neighborhood Feel. We strive to provide a positive customer experience that is driven by both our employees and the atmosphere of our shops. We look to hire employees that are outgoing people and train them to interact with our customers in a genuine way while providing fast service. Every Potbelly location strives to be “The Neighborhood Sandwich Shop,” creating devoted fans who tell others about their experience. We believe our shops are strongly integrated into the neighborhood through the use of local managers and locally-themed décor and engage with customers through initiatives such as fundraising for local causes and other promotions that cater to local interests. The unique Potbelly experience encourages repeat customer visits and drives increased sales.

•

Attractive Shop Economics. Our shop model is designed to generate, and has generated, strong cash flow, attractive shop-level financial results and high returns on investment. Our ability to maintain margins and returns depends on a number of factors. For example, we face increasing labor and commodity costs, which we have partially offset by increasing menu prices. Although there is no guarantee that we will be able to maintain these returns, we believe our attractive shop economics support our ability to profitably grow our brand in new and existing markets.

•

Management Team with Substantial Operating Experience. Our senior management team has extensive operating experience across disciplines in the restaurant and retail sectors, including store operations, marketing, human resources, innovation, real estate, franchise, supply chain and finance. This team has an average of 21 years of retail and restaurant experience, and many of our executives have experience at large public companies.  In 2017, we hired our President and CEO, Alan Johnson. Alan has over 30 years of executive leadership experience across a variety of retail and restaurant organizations. We believe our experienced leadership team is a key driver of our success and positions us to execute our long-term growth strategy.

•

Distinct, Deep-Rooted Culture: The Potbelly Advantage. We believe our culture is a key to our success. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission and Values. The Potbelly Advantage is the written mission statement for our company that is shared with everyone who works at our company, from our top executives to shop associates. We believe such a mission statement serves as the foundation of everything we do. We believe The Potbelly Advantage allows us to deliver operational excellence and grow our business and our base of devoted Potbelly fans.

The Company believes the combination of these strengths provides a competitive advantage in the marketplace. Continuing to execute at a high level across all aspects of Potbelly’s business is imperative to realize the growth potential for Potbelly. Potbelly is confident in our strategies, our people and the opportunity to make Potbelly a global iconic brand.

Key Performance Indicators

In assessing the performance of the Company’s business, Potbelly considers a variety of performance and financial measures. The key measures for determining how the business is performing are comparable store sales, shop-level profit margins, cash-on-cash returns and adjusted EBITDA.

Company-Operated Comparable Store Sales

Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. Potbelly defines the comparable store base to include those shops open for 15 months or longer. As of the fiscal years ended December 30, 2018, December 31, 2017 and December 25, 2016, there were 416, 379 and 355 shops, respectively, in Potbelly’s comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. Entrees are defined as sandwiches, salads and bowls of soup or mac and cheese.

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

Non-controlling Interests

Non-controlling interests represent non-controlling partners’ share of the assets, liabilities and operations related to 7 joint venture investments. Potbelly has ownership interests ranging from 51-80% in these consolidated joint ventures.

Results of Operations

Fiscal Year 2018 (52 Weeks) Compared to Fiscal Year 2017 (53 Weeks)

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2018	% of Revenues	2017	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$419,426	99.2%	$424,932	99.3%	$(5,506)	(1.3)%
Franchise royalties and fees	3,212	0.8	3,179	0.7	33	1.0
Total revenues	422,638	100.0	428,111	100.0	(5,473)	(1.3)

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	111,083	26.3	113,426	26.5	(2,343)	(2.1)
Labor and related expenses	127,962	30.3	126,337	29.5	1,625	1.3
Occupancy expenses	59,789	14.1	58,562	13.7	1,227	2.1
Other operating expenses	50,363	11.9	49,209	11.5	1,154	2.3
General and administrative expenses	46,862	11.1	44,618	10.4	2,244	5.0
Depreciation expense	23,142	5.5	25,680	6.0	(2,538)	(9.9)
Pre-opening costs	472	0.1	1,441	0.3	(969)	(67.2)
Impairment and loss on disposal of property and equipment	13,567	3.2	10,761	2.5	2,806	26.1
Total expenses	433,240	102.5	430,034	100.4	3,206	0.7
Loss from operations	(10,602)	(2.5)	(1,923)	(0.4)	(8,679)	>100

Interest expense	142	*	124	*	18	14.5
Loss before income taxes	(10,744)	(2.5)	(2,047)	(0.5)	(8,697)	>100
Income tax expense (benefit)	(2,195)	(0.5)	4,643	1.1	(6,838)	>(100)
Net loss	(8,549)	(2.0)	(6,690)	(1.6)	(1,859)	27.8
Net income attributable to non- controlling interests	329	*	266	*	63	23.7
Net loss attributable to Potbelly Corporation	$(8,878)	(2.1)%	$(6,956)	(1.6)%	$(1,922)	27.6

*	Amount is less than 0.1%

Revenues

Revenues decreased by $5.5 million, or 1.3%, to $422.6 million for the fiscal year 2018, from $428.1 million for the fiscal year 2017. This decrease was driven by a $5.6 million, or 1.4%, decrease in sales from company-operated comparable store shops, a decrease in sales of $9.1 million from shops that have closed and the impact of the additional week in fiscal 2017. These decreases were partially offset by increases in sales from shops not yet in our company-operated comparable store sales base and shops that opened in 2018. The decrease in company-operated comparable store sales resulted from a decrease in traffic partially offset by certain menu price increases.

Cost of Goods Sold

Cost of goods sold decreased by $2.3 million, or 2.1%, to $111.1 million for the fiscal year 2018, compared to $113.4 million for the fiscal year 2017, primarily due to a decrease in sales volume. As a percentage of revenues, cost of goods sold decreased to 26.3% for the fiscal year 2018, from 26.5% for the fiscal year 2017, primarily driven by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $1.6 million, or 1.3%, to $128.0 million for the fiscal year 2018, from $126.3 million for the fiscal year 2017, primarily due to new shop openings and inflationary wage increases in certain states, which were partially offset by a decrease in expense from shops that have closed. As a percentage of revenues, labor and related expenses increased to 30.3% for the fiscal year 2018, from 29.5% for fiscal year 2017, primarily driven by inflationary wage increases and a decrease in company-operated comparable store shop revenue.

Occupancy Expenses

Occupancy expenses increased by $1.2 million, or 2.1%, to $59.8 million for the fiscal year 2018, from $58.6 million for the fiscal year 2017, primarily due to new shop openings and an increase in rent expense, real estate taxes, and common area maintenance. These increases were partially offset by a decrease in expenses from shops that have closed. As a percentage of revenues, occupancy expenses increased to 14.1% for the fiscal year 2018, from 13.7% for the fiscal year 2017, primarily due to a decrease in company-operated comparable store shop revenue and an increase in real estate taxes, rent expense and common area maintenance. These increases in the percentage of revenue were partially offset by a decrease in expenses from shops that have closed.

Other Operating Expenses

Other operating expenses increased by $1.2 million, or 2.3%, to $50.4 million for the fiscal year 2018, from $49.2 million for the fiscal year 2017. The increase was attributable to certain investments in off-premise and information technology as well as higher utility costs. This increase was partially offset by a decrease in local shop marketing expenses. As a percentage of revenues, other operating expenses increased to 11.9% for fiscal year 2018, from 11.5% for fiscal year 2017, primarily driven by a decrease in company-operated comparable store shop revenue, certain investments in off-premise and information technology and higher utility expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.2 million, or 5.0%, to $46.9 million for the fiscal year 2018, from $44.6 million for the fiscal year 2017. The increase was driven primarily by certain costs related to store closures, certain proxy-related legal costs, restructuring activities and advertising costs. These increases were partially offset by lower costs associated with our CEO transition and reductions to labor travel expenses. As a percentage of revenues, general and administrative expenses increased to 11.1% for the fiscal year 2018, from 10.4% for the fiscal year 2017, primarily due to costs related to store closures, certain proxy-related legal costs, restructuring activities and advertising costs. These increases were partially offset by lower costs associated with our CEO transition and lower labor and travel expenses.

Depreciation Expense

Depreciation expense decreased by $2.5 million, or 9.9%, to $23.1 million for the fiscal year 2018, from $25.7 million for the fiscal year 2017, primarily due to a lower depreciable base related to closed shops and existing shop capital investments. As a percentage of revenues, depreciation decreased to 5.5% for the fiscal year 2018, from 6.0% for the fiscal year 2017, driven by a decrease in company-operated comparable store shop revenue and a lower depreciable base related to impaired and closed shops.

Pre-Opening Costs

Pre-opening costs decreased by $1.0 million, or 67.2%, to $0.5 million for the fiscal year 2018, from $1.4 million for the fiscal year 2017.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $13.6 million for fiscal year 2018, compared to $10.8 million for fiscal year 2017. After performing a periodic review of the Company’s shops during each fiscal quarter of 2018, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed impairment analyses related to these shops and recorded impairment charges of $13.6 million for the excess of the carrying amount recorded on the balance sheet over the shops’ estimated fair value. The Company performs impairment analyses on a quarterly basis which involves significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on the Company’s current projections, no impairment, beyond what has already been recorded, has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

Interest Expense

Interest expense was $0.1 million for fiscal year 2018 and 2017.

Income Tax Expense

Income tax expense decreased by $6.8 million to a benefit of $2.2 million for the fiscal year 2018, from an expense of $4.6 million for the fiscal year 2017. This reduction in expense was attributable to 2018’s write-down of deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), of which no similar change occurred in 2018, and a reduction in the discrete tax expense associated with ASU 2016-09-Stock Compensation partially offset by the change in federal statutory rates. The effective tax rate was a benefit of 20.4% for the fiscal year 2018, compared to an effective rate of 226.8% for the fiscal year 2017. The favorable change to the effective tax rate relates to the Tax Act, of which no similar change occurred in 2018, and a reduction in the discrete tax expense associated with ASU 2016-09-Stock Compensation, partially offset by the change in federal statutory rates.

Results of Operations

Fiscal Year 2017 (53 Weeks) Compared to Fiscal Year 2016 (52 Weeks)

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2017	% of Revenues	2016	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$424,932	99.3%	$404,874	99.4%	$20,058	5.0%
Franchise royalties and fees	3,179	0.7	2,257	0.6	922	40.9
Total revenues	428,111	100.0	407,131	100.0	20,980	5.2

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	113,426	26.5	111,026	27.3	2,400	2.2
Labor and related expenses	126,337	29.5	117,838	28.9	8,499	7.2
Occupancy expenses	58,562	13.7	52,444	12.9	6,118	11.7
Other operating expenses	49,209	11.5	43,738	10.7	5,471	12.5
General and administrative expenses	44,618	10.4	40,411	9.9	4,207	10.4
Depreciation expense	25,680	6.0	22,734	5.6	2,946	13.0
Pre-opening costs	1,441	0.3	1,786	0.4	(345)	(19.3)
Impairment and loss on disposal of property and equipment	10,761	2.5	4,141	1.0	6,620	>100
Total expenses	430,034	100.4	394,118	96.8	35,916	9.1
Income from operations	(1,923)	(0.4)	13,013	3.2	(14,936)	>(100)

Interest expense	124	*	134	*	(10)	(7.5)
Income (loss) before income taxes	(2,047)	(0.5)	12,879	3.2	(14,926)	>(100)
Income tax expense	4,643	1.1	4,443	1.1	200	4.5
Net income (loss)	(6,690)	(1.6)	8,436	2.1	(15,126)	>(100)
Net income attributable to non- controlling interests	266	*	224	*	42	18.8
Net income (loss) attributable to Potbelly Corporation	$(6,956)	(1.6)%	$8,212	2.0%	$(15,168)	>(100)

*	Amount is less than 0.1%

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

Pre-Opening Costs

Pre-opening costs decreased by $0.3 million, or 19.3%, to $1.4 million for the fiscal year 2017, from $1.8 million for the fiscal year 2016.

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

Quarterly Results and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during the fiscal year 2018 and 2017. The quarterly information includes all normal recurring adjustments that Potbelly considers necessary for the fair presentation of the information shown. This information should be read in conjunction with the Company’s consolidated financial statements and the related notes to those statements included Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	2018 Fiscal Quarters Ended (1)
	April 1,	July 1,	September 30,	December 30,
	2018	2018	2018	2018
	(unaudited; dollars in thousands)
Total revenues	$102,917	$110,347	$106,996	$102,378
Income (loss) from operations	(2,630)	95	(2,697)	(5,370)
Net income (loss) attributable to Potbelly Corporation	(2,194)	(360)	(1,961)	(4,363)
Total company-operated shops (end of period)	438	436	435	437
Change in company-operated comparable store sales	(3.6)%	(0.2)%	(0.2)%	(1.7)%

	2017 Fiscal Quarters Ended (1)
	March 26,	June 25,	September 24,	December 31,
	2017	2017	2017	2017
	(unaudited; dollars in thousands)
Total revenues	$101,699	$108,136	$106,127	$112,149
Income from operations	1,263	164	(574)	(2,776)
Net income attributable to Potbelly Corporation	683	(138)	(240)	(7,261)
Total company-operated shops (end of period)	413	424	426	437
Change in company-operated comparable store sales	(3.1)%	(4.9)%	(4.8)%	(2.4)%

Historically, customer spending patterns for company-operated shops are lowest in the first quarter of the year. Potbelly quarterly results have been and will continue to be affected by the timing of new shop openings and their associated pre-opening costs. As a result of these and other factors, Company financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Fiscal Year
	2018	2017	2016
Operating activities	$30,988	$41,819	$45,969
Investing activities	(21,395)	(34,684)	(37,820)
Financing activities	(15,348)	(4,984)	(16,776)
Net increase (decrease) in cash	$(5,755)	$2,151	$(8,627)

Operating Activities

Net cash provided by operating activities decreased to $31.0 million for the fiscal year 2018, from $41.9 million for the fiscal year 2017. The $10.9 million decrease is primarily driven by an increase in loss from operations.

Net cash provided by operating activities decreased to $41.8 million for the fiscal year 2017, from $46.0 million for the fiscal year 2016. The $4.2 million decrease is primarily driven by changes in certain working capital accounts mainly due to timing. The remainder of the difference was primarily attributable to a decrease of $15.2 million in net income.

Investing Activities

Net cash used in investing activities decreased to $21.4 million for the fiscal year 2018, from $34.7 million for the fiscal year 2017. The decrease was primarily due to construction costs for 10 new company-operated shops opened for the fiscal year 2018 compared to construction costs for 34 new company-operated shops opened for the fiscal year 2017 as well as capital expenditures for future shop openings.

Net cash used in investing activities decreased to $34.7 million for the fiscal year 2017, from $37.8 million for the fiscal year 2016. The decrease was primarily due to construction costs for 34 new company-operated shops opened for the fiscal year 2017, compared to 40 new company-operated shops opened for the fiscal year 2016 as well as capital expenditures for future shop openings. In addition, in April 2016, Potbelly purchased a franchise shop, converting it into a company-operated shop at a cost of $1.1 million.

Financing Activities

Net cash used in financing activities increased to $15.3 million for the fiscal year 2018, from $5.0 million for the fiscal year 2017. The increase in net cash used was mainly driven by $22.9 million of treasury stock repurchased during the fiscal year 2018 compared to $12.9 million during the fiscal year 2017.

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

Stock Repurchase Program

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock, replacing the Company’s previous $30.0 million share repurchase program. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions.  The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, Securities and Exchange Commission requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. During fiscal year 2018, the Company repurchased 1,948,245 shares of common stock for approximately $22.9 million under the new stock repurchase program and had repurchased 5,000 shares of its common stock for approximately $0.1 million under the previous share repurchase program, including cost and commission, in open market transactions. At December 30, 2018, the remaining dollar value of authorization under the share repurchase program was $42.1 million, which does not include commission.

Credit Facility

On December 9, 2015, Potbelly entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50.0 million, with possible future increases to $75.0 million under an expansion feature. Borrowings under the credit facility generally bear interest at the Company’s option at either (i) a eurocurrency rate determined by reference to the applicable London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon the Company’s consolidated total leverage ratio. On the last day of each calendar quarter, Potbelly is required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon Potbelly’s consolidated total leverage ratio. So long as the leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make. As of December 30, 2018, the Company had no amounts outstanding under the credit facility.

Off-Balance Sheet Arrangements

As of December 30, 2018, the Company does not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

Contractual Obligations

The following table presents contractual obligations and commercial commitments as of December 30, 2018 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (a)	$341,351	$47,918	$87,325	$67,180	$138,928
Capital leases	35	35	—	—	—
Total	$341,386	$47,953	$87,325	$67,180	$138,928

(a)	Includes base lease terms and certain optional renewal periods that are included in the lease term. Certain of these options are subject to escalation based on various market-based factors.

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

Impairment of Long-Lived Assets and Disposal of Property and Equipment

Potbelly assess potential impairments to long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped together for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Potbelly used a weighted average cost of capital to discount the future cash flows. A 100 basis point change in weighted average cost of capital would not have a material impact on the calculation of an impairment charge. After performing a periodic review of Company shops as of December 30, 2018, December 31, 2017 and December 25, 2016, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance of shop profitability. The Company recorded an impairment charge of $13.4 million, $10.6 million and $4.0 million for the fiscal years 2018, 2017 and 2016, respectively, which is included in impairment and loss on disposal of property and equipment in the consolidated statements of operations. Based on the Company’s current projections, no impairment, beyond what has already been recorded, has been identified. Given the current challenges facing the industry and our business, future evaluations could result in additional material impairment charges.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are attributable to differences between amounts recorded in our financial statements and our income tax returns. Deferred tax assets, net of any valuation allowances, represent the future tax return consequences of those differences and for operating loss and tax credit carryforwards, which will be deductible when the assets are recovered. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 30, 2018 and December 31, 2017, the Company has no valuation allowances recorded based on management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized. Net deferred tax assets are $13.4 million and $11.2 million as of December 30, 2018 and December 31, 2017. The company continues to monitor its operating performance and evaluate the likelihood of the future realization of these deferred tax assets. If actual operating results differ from our projections, or if future shop impairment charges are significant, a valuation allowance may be necessary.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Potbelly is subject to interest rate risk in connection with borrowings under the credit facility, which bears interest at variable rates. As of December 30, 2018, the Company had no amounts outstanding under the credit facility. A 100 basis point change in the interest rate would not have a material impact on the Company’s financial condition or results of operations. Potbelly did not have any material exposure to interest rate market risks for fiscal year 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Potbelly Corporation and subsidiaries

Chicago, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Potbelly Corporation and subsidiaries (the "Company") as of December 30, 2018 and December 31, 2017, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 28, 2019

We have served as the Company's auditor since 2005.

Potbelly Corporation and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands, except share and par value data)

	December 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$19,775	$25,530
Accounts receivable, net of allowances of $113 and $129 as of December 30, 2018 and December 31, 2017, respectively	4,737	5,087
Inventories	3,482	3,525
Prepaid expenses and other current assets	11,426	11,061
Total current assets	39,420	45,203

Property and equipment, net	87,782	103,859
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred income taxes, non-current	13,385	11,202
Deferred expenses, net and other assets	7,002	4,840
Total assets	$153,215	$170,730

Liabilities and Equity
Current liabilities
Accounts payable	$3,835	$3,903
Accrued expenses	25,029	23,273
Accrued income taxes	162	176
Total current liabilities	29,026	27,352

Deferred rent and landlord allowances	22,905	22,987
Other long-term liabilities	5,751	3,153
Total liabilities	57,682	53,492

Stockholders’ equity
Common stock, $0.01 par value—authorized 200,000,000 shares; outstanding 24,142,586 and 24,999,688 shares as of December 30, 2018 and December 31, 2017, respectively	330	318
Additional paid-in-capital	432,771	421,657
Treasury stock, held at cost, 8,801,154 and 6,831,508 shares as of December 30, 2018, and December 31, 2017, respectively	(108,372)	(85,262)
Accumulated deficit	(229,558)	(219,990)
Total stockholders’ equity	95,171	116,723
Non-controlling interest	362	515
Total stockholders' equity	95,533	117,238

Total liabilities and equity	$153,215	$170,730

See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries

Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	Fiscal Year
	2018	2017	2016
Revenues
Sandwich shop sales, net	$419,426	$424,932	$404,874
Franchise royalties and fees	3,212	3,179	2,257
Total revenues	422,638	428,111	407,131

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	111,083	113,426	111,026
Labor and related expenses	127,962	126,337	117,838
Occupancy expenses	59,789	58,562	52,444
Other operating expenses	50,363	49,209	43,738
General and administrative expenses	46,862	44,618	40,411
Depreciation expense	23,142	25,680	22,734
Pre-opening costs	472	1,441	1,786
Impairment and loss on disposal of property and equipment	13,567	10,761	4,141
Total expenses	433,240	430,034	394,118
Income (loss) from operations	(10,602)	(1,923)	13,013

Interest expense	142	124	134
Income (loss) before income taxes	(10,744)	(2,047)	12,879
Income tax expense (benefit)	(2,195)	4,643	4,443
Net income (loss)	(8,549)	(6,690)	8,436
Net income attributable to non-controlling interest	329	266	224
Net income (loss) attributable to Potbelly Corporation	$(8,878)	$(6,956)	$8,212

Net income (loss) per common share attributable to common stockholders:
Basic	$(0.35)	$(0.28)	$0.32
Diluted	$(0.35)	$(0.28)	$0.31
Weighted average shares outstanding:
Basic	25,173,171	25,045,427	25,623,809
Diluted	25,173,171	25,045,427	26,231,367

See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries

Consolidated Statements of Equity

(amounts in thousands, except share data)

	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 27, 2015	26,304,261	$303	$(50,000)	$909	$399,458	$(221,246)	$789	$130,213
Net income (loss)	—	—	—	—	—	8,212	224	8,436
Stock-based compensation plans	554,368	6	—	—	5,770	—	—	5,776
Excess tax benefits associated with exercise of stock options	—	—	—	—	(663)	—	—	(663)
Repurchases of common stock	(1,719,502)	—	(22,321)	—	—	—	—	(22,321)
Distributions to non-controlling interest	—	—	—	—	—	—	(413)	(413)
Contributions from non-controlling interest	—	—	—	—	—	—	151	151
Amortization of stock-based compensation	—	—	—	—	3,057	—	—	3,057
Balance at December 25, 2016	25,139,127	$309	$(72,321)	$909	$407,622	$(213,034)	$751	$124,236
Net income (loss)	—	—	—	—	—	(6,956)	266	(6,690)
Stock-based compensation plans	696,953	7	—	—	6,480	—	—	6,487
Exercise of stock warrants	241,704	2	—	(909)	2,879	—	—	1,972
Repurchases of common stock	(1,078,096)	—	(12,941)	—	—	—	—	(12,941)
Distributions to non-controlling interest	—	—	—	—	—	—	(513)	(513)
Contributions from non-controlling interest	—	—	—	—	—	—	11	11
Amortization of stock-based compensation	—	—	—	—	4,676	—	—	4,676
Balance at December 31, 2017	24,999,688	$318	$(85,262)	$—	$421,657	$(219,990)	$515	$117,238
Net income (loss)	—	—	—	—	—	(8,878)	329	(8,549)
Cumulative impact of Topic 606 at 1/1/2018	—	—	—	—	—	(690)	—	(690)
Stock-based compensation plans	1,112,544	12	—	—	8,232	—	—	8,244
Repurchases of common stock	(1,953,245)	—	(22,916)	—	—	—	—	(22,916)
Distributions to non-controlling interest	—	—	—	—	—	—	(580)	(580)
Contributions from non-controlling interest	—	—	—	—	—	—	98	98
Treasury shares used for stock-based plans	(16,401)	—	(194)	—	—	—	—	(194)
Amortization of stock-based compensation	—	—	—	—	2,882	—	—	2,882
Balance at December 30, 2018	24,142,586	$330	$(108,372)	$—	$432,771	$(229,558)	$362	$95,533

See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Fiscal Year
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(8,549)	$(6,690)	$8,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,142	25,680	22,734
Deferred income tax	(3,016)	6,096	(1,659)
Deferred rent and landlord allowances	(82)	1,911	3,256
Amortization of stock-based compensation	2,882	4,676	3,057
Excess tax deficiency (benefit) from stock-based compensation	1,089	2,112	(31)
Asset impairment, store closure and disposal of property and equipment	13,762	10,947	4,243
Amortization of debt issuance costs	37	37	34
Changes in operating assets and liabilities:
Accounts receivable, net	100	(650)	674
Inventories	43	(160)	(188)
Prepaid expenses and other assets	(694)	(3,190)	3,204
Accounts payable	177	286	(1,899)
Accrued and other liabilities	2,097	764	4,108
Net cash provided by operating activities	30,988	41,819	45,969

Cash flows from investing activities:
Acquisition of franchise shop	—	—	(1,108)
Purchases of property and equipment	(21,395)	(34,684)	(36,712)
Net cash used in investing activities	(21,395)	(34,684)	(37,820)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,244	6,487	5,776
Proceeds from exercise of stock warrants	—	1,972	—
Excess tax benefit from stock-based compensation	—	—	31
Employee taxes on certain stock-based payment arrangements	(194)	—	—
Treasury stock repurchase	(22,916)	(12,941)	(22,321)
Contributions from non-controlling interest	98	11	151
Distributions to non-controlling interest	(580)	(513)	(413)
Net cash used in financing activities	(15,348)	(4,984)	(16,776)

Net increase (decrease) in cash and cash equivalents	(5,755)	2,151	(8,627)
Cash and cash equivalents at beginning of period	25,530	23,379	32,006
Cash and cash equivalents at end of period	$19,775	$25,530	$23,379

Supplemental cash flow information:
Income taxes paid	$250	$1,656	$3,663
Interest paid	110	94	108
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$751	$1,741	$2,727

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly owned subsidiaries, owns or operates more than 400 company-owned shops in the United States. Additionally, Potbelly franchisees operate approximately 50 shops domestically, and international shops in the Middle East, Canada and India.

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

(b) Reporting Period

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every five or six years a 53rd week is added. Fiscal years 2018, 2017 and 2016 consisted of 52, 53 and 52 weeks, respectively.

(c) Segment Reporting

The Company owns and operates Potbelly Sandwich Shops concepts in the United States. The Company also has domestic and international franchise operations of Potbelly Sandwich Shops concepts. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. As the CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, the Company has one operating segment and one reportable segment.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

(h) Accounts Receivable, net

Accounts receivable, net consists of credit card receivables, amounts owed from vendors and miscellaneous receivables. The Company had credit card receivables of $2.0 million and $1.9 million as of December 30, 2018 and December 31, 2017, respectively.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company used a weighted average cost of capital to discount the future cash flows. After performing periodic reviews of the company-operated shops during each quarter of 2018, 2017 and 2016, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis related to these shops and recorded impairment charges of $13.4 million, $10.6 million and $4.0 million for the fiscal years 2018, 2017 and 2016, respectively.

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

(m) Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations. Advertising expenses were $4.3 million, $3.4 million and $3.0 million in fiscal years 2018, 2017 and 2016, respectively.

(n) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are attributed to differences between financial statement and income tax reporting. Deferred tax assets, net of any valuation allowances, represent the future tax return consequences of those differences and for operating loss and tax credit carryforwards, which will be deductible when the assets are recovered. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment of realizability of deferred tax assets, the Company considers all positive and negative evidence as to whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.

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

(o) Stock-Based Compensation

The Company has granted stock options under its 2001 Equity Incentive Plan (the “2001 Plan”), 2004 Equity Incentive Plan (the “2004 Plan”) and 2013 Long-Term Incentive Plan, as amended (the “2013 Plan” and together with the 2004 Plan and 2001 Plan, the “Plans”) and restricted stock units (“RSUs”) under its 2013 Plan. The Plans permit the granting of awards to employees and non-employee officers, consultants, agents, and independent contractors of the Company in the form of stock appreciation rights, stock awards and units, and stock options. The Plans give broad powers to the Company’s board of directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and rights and to prescribe the particular form and conditions of each option to be granted. In September 2011, the 2001 Plan expired with options outstanding under the plan still available for exercise. On July 31, 2013, the Company’s board of directors approved the adoption of the 2013 Plan, which replaced the 2004 Plan in conjunction with the Company’s IPO. Upon approval of the 2013 Plan, the Company no longer issued awards under the 2004 Plan. The 2004 Plan expired in February 2014, but will continue to govern outstanding awards granted prior to its termination.

The Company accounts for its stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Stock Based Compensation. For employees, the Company records stock compensation expense on a straight-line basis over the vesting period based on the grant-date fair value of the awards, which is determined using the Black-Scholes option pricing valuation model for stock options and the quoted share price of Potbelly’s common stock on the date of grant for RSUs. For the Company’s non-employee directors, the Company records stock compensation expense on the grant date of the RSUs.

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

(q) Revenue Recognition

Revenue from retail shops is presented net of discounts and recognized when food and beverage products are sold. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities. The company adopted ASC 606 as January 1, 2018 using the modified retrospective method applied to contracts that were not completed as of the date of adoption.

Potbelly sells gift cards to customers, records the sale as a contract liability and recognizes the associated revenue as the gift card is redeemed. A portion of these gift cards are not redeemed by the customer, which is recognized by the Company as revenue as a percentage of customers gift card redemptions. The expected breakage amount recognized is determined by a historical data analysis on gift card redemption patterns. The Company recognized gift card breakage income of $312 thousand, $396 thousand and $254 thousand for the fiscal years ended 2018, 2017 and 2016, respectively, which is recorded within other operating expenses in the consolidated statements of operations.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company earns an initial franchise fee, a franchise development agreement fee and ongoing royalty fees under the Company’s franchise agreements. Prior to 2018, initial franchise fees were recognized as revenue when the shop opened. These franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. As such, these franchise fees are recognized over the contractual term of the franchise agreement. Under the new method, the Company recognized franchise fee revenue of 0.8 million in fiscal year 2018. Under the previous method, the Company recognized franchise fee revenue of $0.7 million and $0.4 million in fiscal year 2017 and 2016, respectively. The Company records a contract liability for the unearned portion of the upfront franchise payments. The Company has deferred revenue related to initial franchise fees of $1.2 million and $0.7 million included in accrued expenses as of December 30, 2018 and December 31, 2017, respectively. Franchise development agreement fees represent the exclusivity rights for a geographical area paid by a third party to develop Potbelly shops for a certain period of time. Franchise development agreement fee payments received by the Company are recorded as deferred revenue in the consolidated balance sheet and amortized over the life of the franchise development agreement. The Company had deferred revenue related to franchise development agreement fees of $0.7 million and $0.5 million recorded in accrued expenses as of December 30, 2018 and December 31, 2017, respectively. Royalty fees are based on a percentage of sales and are recorded as revenue as the fees are earned and become receivable from the franchisee. The Company recognized royalty fees revenue of $2.4 million, $2.5 million and $1.9 million for fiscal years 2018, 2017, and 2016, respectively.

(r) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards (IFRS). In addition, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-13 and ASU 2017-14 in March 2016, April 2016, May 2016, December 2016, September 2017 and November 2017, respectively, to help provide interpretive clarifications on the new guidance in Accounting Standards Codification (ASC) Topic 606. Potbelly adopted the standard effective January 1, 2018 using the modified retrospective method applied to contracts that were not completed as of the date of adoption. The adoption does not have a material impact on sandwich shop sales, but impacted the recognition of franchise revenue and gift card breakage. Potbelly licenses intellectual property and trademarks to franchisees through franchise arrangements. As part of these agreements, Potbelly receives an initial franchise fee payment which historically was recognized as revenue when the shop opened. Under the new guidance, these franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement.  As such, these franchise fees are recognized over the contractual term of the franchise agreement. Effective for the annual period beginning January 1, 2018, initial franchise fees are recognized as revenue over the contractual term. Potbelly sells gift cards to customers and records the sale as a liability. The liability is released once the card is redeemed. Historically, a portion of these gift card sales were not redeemed by the customer (“breakage”) and Potbelly would recognize breakage two years after the period of sale. Effective for the annual period beginning January 1, 2018, expected breakage is recognized as customers redeem the gift cards. Upon adoption of the standard, Potbelly’s accumulated deficit increased by $0.7 million (net of tax). The franchise revenue adjustment impacted accrued expenses, other long-term liabilities and deferred income taxes. The breakage adjustment impacted accrued expenses and deferred income taxes. Revenue recognized in the fiscal year 2018 was $0.1 million higher than it would have been under the previous methodology.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which will replace the existing guidance in ASC 840, “Leases.” The pronouncement requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee will recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee will recognize expense on a straight-line basis. The pronouncement is effective for fiscal years beginning after December 15, 2018, including annual and interim periods thereafter. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in our financial statements. On the date of adoption, we will recognize a cumulative-effect adjustment in retained earnings due to impairment of certain right-of-use assets as of the effective date. We will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. We will not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, we will elect a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. We are still assessing the impact of the standard on our accounting policies, processes, disclosures, consolidated statements of operations, and internal control over financial reporting and have implemented necessary changes to our existing lease system to report in accordance with the new standard.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The adoption of ASU 2016-02 will have a significant impact on our consolidated balance sheets as we will record material assets and obligations primarily related to 437 restaurant operating leases and corporate office lease. We expect to record operating lease liabilities in a range of approximately $235 million to $255 million based on the present value of the remaining minimum rental payments using incremental borrowing rates as of the effective date. We expect to record corresponding right-of-use assets, based upon the operating lease liabilities adjusted for impairment of right-of-use assets recorded in retained earnings at December 31, 2018, prepaid and deferred rent, and unamortized initial direct costs. We expect no material impact on our consolidated statements of cash flows.

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

(s) Commitments and Contingencies

The Company is subject to legal proceedings including claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. The Company accrues for such liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company’s estimates of the outcomes of these matters and its experience in contesting, litigating and settling other similar matters. The Company believes resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, liquidity or future operations.

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

The Company assesses potential impairments to its long-lived assets, which includes property and equipment, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of the shop assets was determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of the Company’s shops during each quarter of 2018, 2017 and 2016, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis related to these shops and recorded impairment charges of $13.4 million, $10.6 million and $4.0 million for the fiscal years 2018, 2017 and 2016, respectively.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(4) Earnings (Loss) Per Share

Basic and diluted income per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the fiscal year 2018, the Company had a loss per share, therefore, shares were excluded for potential stock option exercises.

The following table summarizes the earnings (loss) per share calculation:

	Fiscal Year
	2018	2017	2016
Net income (loss) attributable to Potbelly Corporation	$(8,878)	$(6,956)	$8,212
Weighted average common shares outstanding-basic	25,173,171	25,045,427	25,623,809
Plus: Effect of potential stock options exercise	—	—	549,578
Plus: Effect of potential warrant exercise	—	—	57,980
Weighted average common shares outstanding-diluted	25,173,171	25,045,427	26,231,367
Income (loss) per share available to common stockholders- basic	$(0.35)	$(0.28)	$0.32
Income (loss) per share available to common stockholders- diluted	$(0.35)	$(0.28)	$0.31
Potentially dilutive shares that are considered anti-dilutive:
Shares	2,499,139	3,375,591	1,164,047

(5) Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 30,	December 31,
	2018	2017
Leasehold improvements	$169,300	$174,602
Machinery and equipment	48,606	49,427
Furniture and fixtures	33,177	33,893
Computer equipment and software	35,159	29,832
Construction in progress	1,938	3,831
	288,180	291,585
Less: Accumulated depreciation	(200,398)	(187,726)
	$87,782	$103,859

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 30,	December 31,
	2018	2017
Accrued labor and related expenses	$10,324	$7,352
Deferred gift card revenue	1,821	2,305
Accrued occupancy expenses	2,309	2,387
Deferred rent—current	1,250	1,011
Accrued corporate and shop expenses	1,446	1,882
Accrued utilities	1,304	1,311
Accrued sales and use tax	3,001	2,760
Accrued construction	147	891
Accrued contract termination costs (a)	392	27
Accrued legal and professional fees	128	177
Accrued other	2,907	3,170
Total	$25,029	$23,273

(a)

The Company incurs expenses associated with exit activity for certain signed lease agreements, which are recognized in general and administrative expenses. Accrued contract termination costs consisted of the following (in thousands):

	December 30,	December 31,
	2018	2017
Accrued contract termination costs—beginning balance	$27	$28
Contract termination costs incurred	1,461	578
Contract termination costs settled and paid	(1,096)	(579)
Accrued contract termination costs—ending balance	$392	$27

(7) Income Taxes

Income (loss) before income taxes for the Company’s domestic and foreign operations was as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Domestic operations	$(11,381)	$(2,513)	$12,411
Foreign operations	637	466	468
Total	$(10,744)	$(2,047)	$12,879

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year
	2018	2017	2016
Federal:
Current	$(339)	$(3,728)	$4,652
Deferred	(1,644)	8,792	(1,386)
	(1,983)	5,064	3,266
State and Local:
Current	73	150	1,426
Deferred	(305)	(584)	(273)
	(232)	(434)	1,153
Foreign:
Current	20	13	24
	20	13	24
Income tax expense (benefit)	$(2,195)	$4,643	$4,443

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rates to income (loss) before income taxes as a result of the following (in thousands):

	Fiscal Year
	2018	2017	2016
U.S. federal statutory tax	21.0%	35.0%	35.0%
Computed “expected” tax expense (benefit)	$(2,256)	$(716)	$4,508
Increase (reduction) resulting from:
Minority interest	(87)	(105)	(89)
Permanent differences	220	96	131
State and local income taxes, net of federal income tax effect	(436)	5	673
FICA and other tax credits	(522)	(502)	(556)
Equity compensation	1,089	2,112	—
Adjustments	(252)	(93)	(300)
Rate change	49	3,846	76
	$(2,195)	$4,643	$4,443

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted into law making significant changes to the U.S. tax code, including: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) implementing bonus depreciation that will allow for full expensing of qualified property; (3) implementing limitations on the deductibility of certain executive compensation; and (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. At December 31, 2017, the Company had not completed the accounting for the tax effects of enactment of the Tax Act; however, the Company made a reasonable estimate which was recorded in the fourth quarter of 2017. During 2018, the Company made no changes to its initial estimates recorded at December 31, 2017 or the effective tax rate for 2018. As of December 30, 2018, the Company has completed its accounting related to the tax effects of enactment of the Tax Act.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities reflected in the consolidated balance sheets are presented below (in thousands):

	December 30,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$576	$11
Accrued liabilities	1,449	842
Deferred revenue	543	120
Stock-based compensation	2,685	4,495
Property and equipment	5,037	3,258
Deferred rent	4,373	4,229
Tax credits and charitable contribution carryforwards	981	273
Other	—	127
Total deferred tax assets	15,644	13,355
Net deferred tax assets	15,644	13,355
Deferred tax liabilities:
Prepaids	(466)	(452)
Intangible assets	(1,075)	(977)
Smallwares	(566)	(574)
Other	(152)	(150)
Total deferred tax liabilities	(2,259)	(2,153)
Net deferred tax assets	$13,385	$11,202

As of December 30, 2018 and December 31, 2017, the Company has no valuation allowances recorded based on management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized.

In assessing the realizability of deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations.   The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 30, 2018 and December 31, 2017, the Company has no valuation allowances recorded based on management’s assessment of the amount of its deferred tax assets that are more likely than not to be realized.  The Company continues to monitor its operating performance and evaluate the likelihood of the future realization of these deferred tax assets.  If actual operating results differ from our projections, or if future shop impairment charges are significant, a valuation allowance may be necessary.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 30, 2018 and December 31, 2017, the Company had no interest or penalties accrued.

The tax years prior to 2014 are generally closed for examination by the United States Internal Revenue Service. However, certain of these tax years are open for examination as a result of net operating losses generated in these years and utilized in subsequent years. The Company’s last IRS examination was for the 2014 tax year; no IRS audits are currently ongoing. State statutes are generally open for audit for the 2015 to 2018 tax years. Additionally, certain tax years through 2018 are open for examination by certain state tax authorities.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(8) Debt and Credit Facilities

Credit facility

JPMorgan Chase Bank, N.A.

On December 9, 2015, the Company entered into an amended and restated five-year revolving credit facility agreement that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50 million, with possible future increases to $75 million under an expansion feature. Borrowings under the credit facility generally bear interest at the Company’s option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon the Company’s consolidated total leverage ratio. On the last day of each calendar quarter, the Company is required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon the Company’s consolidated total leverage ratio. So long as certain total leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make. As of December 30, 2018 the Company had no amounts outstanding under the credit facility.

(9) Capital Stock and Warrants

As of December 30, 2018 and December 31, 2017, the Company had authorized an aggregate of 210,000,000 shares of capital stock, of which 200,000,000 shares were designated as common stock and 10,000,000 shares were designated as preferred stock. As of December 30, 2018, the Company had issued and outstanding 32,943,740 and 24,142,586 shares of common stock, respectively. As of December 31, 2017, the Company had issued and outstanding 31,831,196 and 24,999,688 shares of common stock, respectively.

Common Stock

As of December 30, 2018, each share of common stock has the same relative rights and was identical in all respects to each other share of common stock. Each holder of shares of common stock is entitled to one vote for each share held by such holder at all meetings of stockholders.

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock, replacing the Company’s previous $30.0 million share repurchase program. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions.  The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, Securities and Exchange Commission requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.  During the fiscal year 2018, the Company repurchased 1,948,245 shares of its common stock for approximately $22.9 million under the new stock repurchase program and had repurchased 5,000 shares of its common stock for approximately $0.1 million under the previous share repurchase program, including cost and commission, in open market transactions. As of December 30, 2018, the remaining dollar value of authorization under the share repurchase program was $42.1 million, which does not include commission. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

On June 14, 2018, the Company registered 1,000,000 additional shares of its common stock, par value $0.01, reserved for issuance under the Amended and Restated 2013 Long-Term Incentive Plan. As a result, the total number of shares registered under the 2013 Long-Term Incentive Plan is 3,500,000.

Warrants

The Company had zero warrants outstanding as of both December 30, 2018 and December 31, 2017. Outstanding warrants were exercised in June 2017 with proceeds of $2.0 million received by the Company.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(10) Operating Leases

The Company leases office space for its corporate office and commercial spaces for its shops under various long-term operating lease agreements. The leases for the Company’s shop locations generally have initial terms of 10 years and typically provide for two renewal options in five-year increments as well as for rent escalations. These leases expire or become subject to renewal clauses at various dates from 2019 to 2028. Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, utilities, building operating expenses, insurance, and various other expenses related to properties.

Rental expense under operating lease agreements were as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Minimum rentals	$46,334	$45,334	$40,252
Contingent rentals	1,295	1,408	1,755
Less: sublease rentals	—	(33)	(94)
Total	$47,629	$46,709	$41,913

A schedule by year of future minimum rental payments required under operating leases, excluding contingent rent, that have initial or remaining non-cancelable lease terms in excess of one year, as of December 30, 2018, is as follows (in thousands):

Years Ending	Minimum
2019	47,918
2020	45,828
2021	41,497
2022	36,120
2023	31,060
Thereafter	138,928
Total minimum payments required*	$341,351

*	Minimum payments have not been reduced by minimum sublease rentals of $1.6 million due in the future.

Certain leases have outstanding letters of credit in lieu of rent deposits expiring at various dates through September 2019. The letters of credit were $0.2 million, $0.2 million and $0.7 million in aggregate for the fiscal years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively. Under the credit facility, outstanding letters of credit are subject to an annual fee of 1.5% and reduce the available borrowing to the Company.

(11) Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of $0.4 million for fiscal years 2018, 2017 and 2016.

(12) Stock-Based Compensation

Stock-Based Compensation Granted Under the 2013 Long-Term Incentive Plan

Stock options and restricted stock units are awarded under the 2013 Long-Term Incentive Plan to eligible employees and certain non-employee members of the Board of Directors. The 2013 Plan gives broad powers to the Company’s Board of Directors to administer and interpret the 2013 Plan, including the authority to select the individuals to be granted equity awards and rights and to prescribe the particular form and conditions of each equity award to be granted.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

On July 31, 2013, the Company’s Board of Directors approved the adoption of the 2013 Plan, which replaced the 2004 Equity Incentive Plan (the “2004 Plan” and together with the 2013 Plan, the “Plans”) in conjunction with the Company’s IPO. Upon approval of the 2013 Plan, the Company no longer issued awards under the 2004 Plan. The 2004 Plan expired in February 2014, but will continue to govern outstanding awards granted prior to its termination. As of December 30, 2018, there have been 2,514,194 options, 28,240 shares of common stock and 460,855 shares of restricted stock units granted under the 2013 Plan. As of May 2018, restricted stock units granted under the 2013 Plan count against shares reserved for future issuances at a ratio of 2:1. As of December 30, 2018, there are 1,699,387 shares reserved for future issuance.

Stock Options

Under the Plans, the number of shares and exercise price of each option are determined by the committee designated by the Company’s Board of Directors. The options granted are generally exercisable within a 10-year period from the date of grant. The company awards options to certain employees including the senior leadership team. Options outstanding expire on various dates through the year 2028. The range of exercise prices for options outstanding as of December 30, 2018 is $7.00 to $20.53 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.

Activity under the Plans and the Agreement is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 27, 2015	4,368	$10.53	$9,742	5.10
Granted	369	13.65
Exercised	(536)	10.77
Canceled	(188)	14.40
Outstanding—December 25, 2016	4,013	$10.61	$13,455	4.78
Granted	464	12.09
Exercised	(653)	9.94
Canceled	(515)	12.18
Outstanding—December 31, 2017	3,309	$10.71	$7,699	4.90
Granted	203	11.27
Exercised	(993)	8.30
Canceled	(369)	13.63
Outstanding—December 30, 2018	2,150	$11.49	$378	5.13
Exercisable—December 30, 2018	1,611	$11.14	$378	4.52

The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value the options granted for each year:

	2018	2017	2016
Risk-free interest rate	3.0%	2.0%	1.7%
Expected life (years)	6.25	6.25	7.00
Expected dividend yield	—	—	—
Volatility	35.0%	36.0%	49.4%
Weighted average grant date fair value	$4.52	$4.76	$7.05

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

RSUs

The Company awards restricted stock units (“RSUs”) to certain non-employee members of its Board of Directors and the senior leadership team. In May 2018, the Company issued 74,760 shares of RSUs with a grant date fair value of $13.25 upon issuance. In June 2018, the Company issued 19,157 RSUs with a grant date fair value of $13.05 upon issuance. In December 2018, the Company issued 37,353 RSUs with a grant date fair value of $9.37 upon issuance. The Board of Director grants have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The senior leadership team grants vest in one-third increments over a three-year period.

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

Stock-Based Compensation Expense

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant, with a corresponding increase to additional paid-in-capital. For the fiscal year 2018, the Company recognized stock compensation expense of $2.9 million. For the fiscal years 2017 and 2016, the company recognized stock compensation expense of $4.7 million and $3.1 million, respectively. As of December 30, 2018, unrecognized stock-based compensation expense was $3.0 million, which will be recognized through fiscal year 2022. The Company records stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.

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

The following table presents selected unaudited quarterly financial data for periods indicated (in thousands, except per share data):

	Fiscal Year 2018 (1)
	April 1	July 1	September 30	December 30
Total revenues	$102,917	$110,347	$106,996	$102,378
Income (loss) from operations	(2,630)	95	(2,697)	(5,370)
Net income attributable to Potbelly Corporation	(2,194)	(360)	(1,961)	(4,363)
Income per share available to common stockholders-basic	(0.09)	(0.01)	(0.08)	(0.17)
Income per share available to common stockholders-diluted	(0.09)	(0.01)	(0.08)	(0.17)

	Fiscal Year 2017 (1)
	March 26	June 25	September 24	December 31
Total revenues	$101,699	$108,136	$106,127	$112,149
Income from operations	1,263	164	(574)	(2,776)
Net income (loss) attributable to Potbelly Corporation	683	(138)	(240)	(7,261)
Income (loss) per share available to common stockholders-basic	0.03	(0.01)	(0.01)	(0.29)
Income (loss) per share available to common stockholders-diluted	0.03	(0.01)	(0.01)	(0.29)

(1)

Fiscal year 2018 was a 52-week year. Each quarter of the fiscal year consisted of 13 weeks. Fiscal year 2017 was a 53-week year. The first three fiscal quarters consisted of 13 weeks and the fourth fiscal quarter consisted of 14 weeks.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(14) Commitments and Contingencies

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

In October 2017, plaintiffs filed a purported collective and class action lawsuit (the “Complaint”) in the United States District Court for the Southern District of New York against the Company alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). The plaintiffs allege that the Company violated the FLSA and NYLL by not paying overtime compensation to our assistant managers and violated NYLL by not paying spread-of-hours pay. The Complaint was brought as a nationwide “collective action” under the FLSA and as a “class action” under NYLL. Since the filing of the Complaint, the plaintiffs have stated that they do not intend to pursue the New York state class action. They have indicated, however, an intent to pursue an Illinois state law class action, but have not yet filed an amended complaint. Potbelly believes the assistant managers were properly classified under state and federal law. The Company intends to vigorously defend this action. This case is at an early stage, and Potbelly is therefore unable to make a reasonable estimate of the probable loss or range of losses, if any, that might arise from this matter.

(15) Revenue

Potbelly primarily earns revenue at a point in time through sales at our sandwich shop locations and records such revenue net of sales-related taxes collected from customers. The payment on these sales is due at the time of the customer’s purchase. The Company also receives royalties from franchisees on their respective sales, which are recognized at the point in time the sale is made and invoiced weekly. Potbelly also records revenue from sales over time related to upfront franchise fees, gift card redemptions and breakage. For the fiscal year ended December 30, 2018, revenue recognized from all revenue sources on point in time sales was $421.8 million, and revenue recognized from sales over time was $0.8 million.

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

Contract Liabilities

As described above, the Company records current and noncurrent contract liabilities for upfront franchise fees as well as gift cards. There are no other contract liabilities or contract assets recorded by the Company. The opening and closing balances of the Company’s current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of January 1, 2018	$(2,325)	$(2,144)
Ending balance as of December 30, 2018	(2,184)	(1,631)
Decrease in contract liability	$(141)	$(513)

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The aggregate value of remaining performance obligations on outstanding contracts was $3.8 million as of December 30, 2018. The decrease in the liability during the 52 weeks ended December 30, 2018 was a result of gift card redemptions offset by purchases of new gift cards and recognition of franchise fees. The Company expects to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2019	$2,184
2020	$199
2021	$195
2022	$189
2023	$501
Thereafter	$547
Total revenue recognized	$3,815

For the 52 weeks ended December 30, 2018, the amount of revenue recognized related to the January 1, 2018 liability ending balance was $2.1 million. This revenue related to the recognition of gift card redemptions and upfront franchise fees. For the year ended December 30, 2018, the Company did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 30, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 30, 2018. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 30, 2018, our internal control over financial reporting was effective, at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Potbelly Corporation and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Potbelly Corporation and subsidiaries (the “Company”) as of December 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 28, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in Potbelly’s definitive proxy statement for the 2019 Annual Meeting (our “Proxy Statement”) and is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table presents certain information related to Potbelly’s equity incentive plans under which the equity securities are authorized for issuance as of December 30, 2018:

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,150,517	$11.49	1,699,387	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,150,517	$11.49	1,699,387

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Seventh Amended and Restated Certificate of Incorporation of Potbelly Corporation (filed as Exhibit 3.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

3.2	Amended and Restated By-laws of Potbelly Corporation (filed as Exhibit 3.2 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

4.1	Fifth Amended and Restated Registration Rights Agreement (filed as Exhibit 4.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

10.1	Potbelly Corporation 2004 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference) †

10.2	Amended and Restated Potbelly Corporation 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed June 12, 2018 and incorporated herein by reference) †

10.3

Amended and Restated Credit Agreement, dated as of December 9, 2015, among Potbelly Sandwich Works, LLC, Potbelly Corporation, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, LLC, as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed December 11, 2015 and incorporated herein by reference)

10.4

Executive Employment Contract between Potbelly Corporation and Alan Johnson dated November 29, 2017 (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed December 1, 2017 and incorporated herein by reference) †

10.5

First Amendment of Executive Employment Agreement between Potbelly Corporation and Alan Johnson dated May 14, 2018 (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed May 14, 2018 and incorporated herein by reference) †

10.6

Executive Employment Agreement, dated July 25, 2013, between Potbelly Corporation and Matthew Revord (filed as Exhibit 10.5 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference) †

10.7

Amendment to Executive Employment Agreement, dated April 22, 2015, between Potbelly Corporation and Matthew Revord (filed as Exhibit 10.6 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference) †

10.8

Retention Agreement between Potbelly Corporation and Matthew Revord, dated July 17, 2017 (filed as Exhibit 10.3 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference) †

10.9

Executive Employment Agreement, dated November 15, 2018, effective December 3, 2018, between Potbelly Corporation and Thomas Fitzgerald (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed December 3, 2018 and incorporated herein by reference) †

10.10

Executive Employment Agreement, dated April 3, 2015, effective May 1, 2015, between Potbelly Corporation and Michael Coyne (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed April 8, 2015 and incorporated herein by reference) †

10.11	Letter Agreement between Potbelly Corporation and Michael Coyne, dated July 18, 2017 (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference) †

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

10.18	Form of stock option agreement pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.14 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

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

10.22	Director Compensation Plan (filed as Exhibit 10.20 to Form 10-K (File No. 001-36104) filed February 25, 2015 and incorporated herein by reference) †

10.23	Potbelly Director Compensation Plan (filed as Exhibit 10.23 to Form 10-K (File No. 001-36104) filed February 24, 2016 and incorporated herein by reference) †

10.24	Potbelly Corporation Director Compensation Plan (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed August 11, 2017 and incorporated herein by reference) †

10.25

Settlement Agreement, dated October 2, 2017, between Potbelly Corporation, Ancora Advisors, LLC, Ancora Catalyst Fund LP, Merlin Partners LP and Frederick DiSanto (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed October 5, 2017)

10.26

Settlement Agreement, dated April 12, 2018, between Potbelly Corporation, Privet Fund LP, Privet Fund Management LLC, Ryan Levenson and Ben Rosenzweig (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed April 13, 2018)

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
Alan Johnson
Chief Executive Officer and President

Date: February 28, 2019

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan Johnson, Thomas Fitzgerald and Matthew Revord and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Johnson Alan Johnson	Chief Executive Officer and President; Director (Principal Executive Officer)	February 28, 2019

/s/ Thomas Fitzgerald Thomas Fitzgerald	Chief Financial Officer and Senior Vice President (Principal Financial and Principal Accounting Officer)	February 28, 2019

/s/ Peter Bassi Peter Bassi	Chairman of the Board, Director	February 28, 2019

/s/ Joseph Boehm Joseph Boehm	Director	February 28, 2019

/s/ Ann-Marie Campbell Ann-Marie Campbell	Director	February 28, 2019

/s/ Susan Chapman-Hughes Susan Chapman-Hughes	Director	February 28, 2019

/s/ Daniel Ginsberg Daniel Ginsberg	Director	February 28, 2019

/s/ Marla Gottschalk Marla Gottschalk	Director	February 28, 2019

/s/ Harvey Kanter Harvey Kanter	Director	February 28, 2019

/s/ Sue Collyns Sue Collyns	Director	February 28, 2019
/s/ Ben Rosenzweig Ben Rosenzweig	Director	February 28, 2019