Form 10-Q
period 2019-03-31
POTBELLY CORP
filed 2019-05-08
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $0.01 Par Value – 23,943,564 shares as of April 28, 2019

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PBPB	The NASDAQ Stock Market LLC
(Nasdaq Global Select Market)

Potbelly Corporation and Subsidiaries

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Equity	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities.....................................................................................................................................	22

Item 4.	Mine Safety Disclosures..................................................................................................................................................	22

Item 5.	Other Information............................................................................................................................................................	22

Item 6.	Exhibits	23

	Signature	24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Potbelly Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	March 31,	December 30,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$13,831	$19,775
Accounts receivable, net of allowances of $65 and $113 as of March 31, 2019 and December 30, 2018, respectively	5,548	4,737
Inventories	3,293	3,482
Prepaid expenses and other current assets	9,920	11,426
Total current assets	32,592	39,420

Property and equipment, net	84,172	87,782
Right-of-use assets for operating leases	222,177	—
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred income taxes	—	13,385
Deferred expenses, net and other assets	6,963	7,002
Total assets	$351,530	$153,215

Liabilities and Equity
Current liabilities
Accounts payable	$3,203	$3,835
Accrued expenses	20,062	25,029
Short-term operating lease liabilities	28,768	—
Accrued income taxes	162	162
Total current liabilities	52,195	29,026

Deferred rent and landlord allowances	—	22,905
Long-term operating lease liabilities	217,008	—
Other long-term liabilities	6,239	5,751
Total liabilities	275,442	57,682

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $0.01 par value—authorized 200,000,000 shares; outstanding 24,038,211 and 24,142,586 shares as of March 31, 2019 and December 30, 2018, respectively	330	330
Additional paid-in-capital	433,400	432,771
Treasury stock, held at cost, 8,939,202 and 8,801,154 shares as of March 31, 2019, and December 30, 2018, respectively	(109,541)	(108,372)
Accumulated deficit	(248,528)	(229,558)
Total stockholders’ equity	75,661	95,171
Non-controlling interest	427	362
Total stockholders' equity	76,088	95,533

Total liabilities and equity	$351,530	$153,215

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended
	March 31,	April 1,
	2019	2018
Revenues
Sandwich shop sales, net	$97,258	$102,247
Franchise royalties and fees	829	670
Total revenues	98,087	102,917

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	25,978	26,636
Labor and related expenses	31,973	31,579
Occupancy expenses	14,377	14,726
Other operating expenses	12,145	12,500
General and administrative expenses	12,709	12,188
Depreciation expense	5,536	5,826
Pre-opening costs	10	68
Impairment and loss on disposal of property and equipment	82	2,024
Total expenses	102,810	105,547
Loss from operations	(4,723)	(2,630)

Interest expense	32	27
Loss before income taxes	(4,755)	(2,657)
Income tax expense (benefit)	13,619	(504)
Net loss	(18,374)	(2,153)
Net income attributable to non-controlling interest	65	41
Net loss attributable to Potbelly Corporation	$(18,439)	$(2,194)

Net loss per common share attributable to common stockholders:
Basic	$(0.76)	$(0.09)
Diluted	$(0.76)	$(0.09)
Weighted average shares outstanding:
Basic	24,133,038	25,144,855
Diluted	24,133,038	25,144,855

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts in thousands, except share data, unaudited)

	Common Stock		Treasury	Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Capital	Deficit	Interest	Total Equity
Balance at December 31, 2017	24,999,688	318	(85,262)	421,657	(219,990)	515	$117,238
Cumulative impact of Topic 606 at 1/1/2018	—	—	—	—	(690)	—	(690)
Net income (loss)	—	—	—	—	(2,194)	41	(2,153)
Stock-based compensation plans	300,312	3	—	2,252	—	—	2,255
Repurchases of common stock	(5,000)	—	(63)	—	—	—	(63)
Treasury shares used for stock-based plans	(8,771)	—	(116)	—	—	—	(116)
Amortization of stock-based compensation	—	—	—	862	—	—	862
Balance at April 1, 2018	25,286,229	$321	$(85,441)	$424,771	$(222,874)	$556	$117,333

Balance at December 30, 2018	24,142,586	$330	$(108,372)	$432,771	$(229,558)	$362	$95,533
Cumulative impact of Topic 842 at 12/31/2018, net of tax of $196	—	—	—	—	(531)	—	$(531)
Net income (loss)	—	—	—	—	(18,439)	65	(18,374)
Stock-based compensation plans	33,673	—	—	170	—	—	170
Repurchases of common stock	(135,000)	—	(1,144)	—	—	—	(1,144)
Treasury shares used for stock-based plans	(3,048)	—	(25)	—	—	—	(25)
Amortization of stock-based compensation	—	—	—	459	—	—	459
Balance at March 31, 2019	24,038,211	$330	$(109,541)	$433,400	$(248,528)	$427	$76,088

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 13 Weeks Ended
	March 31,	April 1,
	2019	2018
Cash flows from operating activities:
Net loss	$(18,374)	$(2,153)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,536	5,826
Noncash lease expense	7,829	—
Deferred income tax	13,580	—
Deferred rent and landlord allowances	—	(23)
Amortization of stock compensation expense	459	862
Excess tax deficiency from stock-based compensation	—	122
Asset impairment, store closure and disposal of property and equipment	87	2,381
Amortization of debt issuance costs	9	9
Changes in operating assets and liabilities:
Accounts receivable, net	(811)	(41)
Inventories	189	68
Prepaid expenses and other assets	1,455	207
Accounts payable	(130)	(241)
Operating lease liabilities	(7,860)	—
Accrued and other liabilities	(4,342)	(352)
Net cash provided by operating activities:	(2,373)	6,665

Cash flows from investing activities:
Purchases of property and equipment	$(2,572)	$(4,939)
Net cash used in investing activities:	(2,572)	(4,939)

Cash flows from financing activities:
Proceeds from exercise of stock options	$170	$2,255
Employee taxes on certain stock-based payment arrangements	(25)	(512)
Treasury stock repurchases	(1,144)	(63)
Net cash used in financing activities:	(999)	1,680

Net increase (decrease) in cash and cash equivalents	(5,944)	3,406
Cash and cash equivalents at beginning of period	19,775	25,530
Cash and cash equivalents at end of period	$13,831	$28,936

Supplemental cash flow information:
Income taxes paid	$4	$—
Interest paid	24	19
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$161	$1,234

See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly owned subsidiaries, owns or operates more than 400 company-owned shops in the United States. Additionally, Potbelly franchisees operate approximately 50 shops domestically and in the Middle East.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2018. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of March 31, 2019 and December 30, 2018, its statement of operations for the 13 weeks ended March 31, 2019 and April 1, 2018 and its statement of cash flows for the 13 weeks ended March 31, 2019 and April 1, 2018 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2019 and 2018 both consist of 52 weeks. The fiscal quarters ended March 31, 2019 and April 1, 2018 each consisted of 13 weeks.

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

Recent Accounting Pronouncements

On December 31, 2018, we adopted ASU 2016-02, “Leases (Topic 842),” along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We elected the optional transition method to apply the standard as of the effective date and therefore, prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under previous lease guidance, ASC Topic 840: Leases (Topic 840). The adoption of Topic 842 had a material impact on the consolidated balance sheets and an immaterial impact on the consolidated statements of operations, consolidated statements of equity and consolidated statements of cash flows.

Our practical expedients were as follows:

Implications as of December 31, 2018
Practical expedient package	We have not reassessed whether any expired or existing contracts are, or contain, leases.
We have not reassessed the lease classification for any expired or existing leases.
We have not reassessed initial direct costs for any expired or existing leases.
Hindsight practical expedient	We have not elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets.

The impact on the consolidated balance sheet is as follows:

		Adjustments Due
	December 30,	to the Adoption of	December 31,
	2018	Topic 842	2018
Assets
Current assets
Cash and cash equivalents	$19,775	$—	$19,775
Accounts receivable, net of allowances of $113 as of December 30, 2018	4,737	—	4,737
Inventories	3,482	—	3,482
Prepaid expenses and other current assets	11,426	—	11,426
Total current assets	39,420	—	39,420

Property and equipment, net	87,782	—	87,782
Right-of-use assets for operating leases	—	232,477	232,477
Indefinite-lived intangible assets	3,404	—	3,404
Goodwill	2,222	—	2,222
Deferred income taxes, noncurrent	13,385	195	13,580
Deferred expenses, net and other assets	7,002	—	7,002
Total assets	$153,215	$232,672	$385,887

Liabilities and Equity
Current liabilities
Accounts payable	$3,835	$—	$3,835
Accrued expenses(1)	25,029	(1,124)	23,905
Short-term operating lease liabilities	—	28,826	28,826
Accrued income taxes	162	—	162
Total current liabilities	29,026	27,702	56,728

Deferred rent and landlord allowances(1)	22,905	(22,905)	—
Long-term operating lease liabilities	—	228,406	228,406
Other long-term liabilities	5,751	—	5,751
Total liabilities	57,682	233,203	290,885

Stockholders’ equity
Common stock, $0.01 par value—authorized 200,000,000 shares; outstanding 24,142,586 shares as of December 30, 2018	330	—	330
Additional paid-in-capital	432,771	—	432,771
Treasury stock, held at cost, 8,801,154 shares as of December 30, 2018	(108,372)	—	(108,372)
Accumulated deficit(2)	(229,558)	(531)	(230,089)
Total stockholders’ equity	95,171	(531)	94,640
Non-controlling interest	362	—	362
Total stockholders' equity	95,533	(531)	95,002

Total liabilities and equity	$153,215	$232,672	$385,887

(1)	Adjustment to reclassify deferred rent and tenant improvement allowance to right-of-use assets for operating leases upon the adoption of Topic 842.
(2)	The Company recorded a net reduction of $0.5 million to opening accumulated deficit as of December 31, 2018, due to the cumulative impact of adopting Topic 842.

(2) Revenue

Potbelly primarily earns revenue at a point in time through sales at our sandwich shop locations and records such revenue net of sales-related taxes collected from customers. The payment on these sales is due at the time of the customer’s purchase. The Company also receives royalties from franchisees on their respective sales, which are recognized at the point in time the sale is made and invoiced weekly. Potbelly also records revenue from sales over time related to upfront franchise fees, gift card redemptions and breakage. For the 13 weeks ended March 31, 2019, revenue recognized from all revenue sources on point in time sales was $97.8 million, and revenue recognized from sales over time was $0.3 million. For the 13 weeks ended April 1, 2018, revenue recognized from all revenue sources on point in time sales was $102.7 million, and revenue recognized from sales over time was $0.2 million.

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

Contract Liabilities

As described above, the Company records current and noncurrent contract liabilities for upfront franchise fees as well as gift cards. There are no other contract liabilities or contract assets recorded by the Company. The opening and closing balances of the Company’s current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 31, 2018	$(2,184)	$(1,631)
Ending balance as of March 31, 2019	(1,495)	(2,076)
Increase (Decrease) in contract liability	$(689)	$445

The aggregate value of remaining performance obligations on outstanding contracts was $3.6 million as of March 31, 2019. The Company expects to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2019	$1,124
2020	525
2021	185
2022	176
2023	169
Thereafter	1,392
Total revenue recognized	$3,571

For the 13 weeks ended March 31, 2019, the amount of revenue recognized related to the December 31, 2018 liability ending balance was $0.8 million. For the 13 weeks ended April 1, 2018, the amount of revenue recognized related to the January 1, 2018 liability ending balance was $0.9 million. This revenue related to the recognition of gift card redemptions and upfront franchise fees. For the 13 weeks ended March 31, 2019 and the 13 weeks ended April 1, 2018, the Company did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.

(3) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. At transition of adoption to ASC 842, the Company impaired $0.7 million of pre-tax right-of-use assets related to previously impaired shops. This amount is recorded, net of tax, as an opening reduction to retained earnings. After performing a periodic review of the Company’s shops during the 13 weeks ended March 31, 2019, it was determined that there were no indicators of impairment for the quarter ended March 31, 2019 and accordingly, the Company recorded no impairment charge for the 13 weeks ended March 31, 2019. The Company recorded an impairment charge of $2.0 million for the 13 weeks ended April 1, 2018.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

(4) Loss Per Share

Basic and diluted income per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the 13 weeks ended March 31, 2019, and April 1, 2018, the Company had a loss per share, and therefore potentially diluted shares were excluded from the calculation.

The following table summarizes the loss per share calculation:

	For the 13 Weeks Ended
	March 31,	April 1,
	2019	2018
Net loss attributable to Potbelly Corporation	$(18,439)	$(2,194)
Weighted average common shares outstanding-basic	24,133,038	25,144,855
Plus: Effect of potential stock options exercise	—	—
Weighted average common shares outstanding-diluted	24,133,038	25,144,855
Loss per share available to common stockholders-basic	$(0.76)	$(0.09)
Loss per share available to common stockholders-diluted	$(0.76)	$(0.09)
Potentially dilutive shares that are considered anti-dilutive:
Common share options	2,386,820	3,101,447

(5) Income Taxes

Our interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that occur during the quarter. The difference between the effective tax rate in Q1 2019 and Q1 2018 is the recording of the valuation allowance in Q1 2019.

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of its deferred tax assets will not be realized.  In its assessment, the Company considered recent financial operating results, the change in projected future taxable income for fiscal year 2019, the reversal of existing taxable temporary differences, and tax planning strategies.  As a result of the recent changes in the projected taxable income for 2019, the Company now estimates it will be in a cumulative loss position as of December 29, 2019.  Therefore, the Company determined that the negative evidence outweighed the positive evidence and, therefore, recorded a full valuation allowance against its net deferred tax assets. The Company recorded a non-cash charge to income tax expense of $13.6 million related to the recognition of the valuation allowance and did not provide for an income tax benefit on the pre-tax loss recorded for the three months ended March 31, 2019. This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood of the realization of its deferred tax assets at the end of each reporting period and the valuation allowance will be adjusted accordingly.

(6) Leases

We determine if a contract contains a lease at inception. The Company leases retail shops, warehouse and office space under operating leases. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. As we have no outstanding debt nor committed credit facilities, secured or otherwise, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment.

We recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

Related to the adoption of Topic 842, our policy elections were as follows:

Separation of lease and non-lease components	We elected this expedient to account for lease and non-lease components as a single component for our entire population of operating lease assets.
Short-term policy

We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.

Supplemental balance sheet information related to leases was as follows:

		March 31,
Operating Leases	Classification	2019
Right-of-use assets	Right-of-use assets for operating leases	$222,177
Short-term lease liabilities	Short-term operating lease liabilities	28,768
Long-term lease liabilities	Long-term operating lease liabilities	217,008
Total lease liabilities		245,776

Operating lease term and discount rate were as follows:

March 31,
2019
Weighted average remaining lease term (years)	8.90
Weighted average discount rate	8.01%

Certain of the Company’s operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops.  Pass-through charges and payments based on percentage rent are included within variable lease cost. The components of lease cost were as follows:

		13 weeks ending
		March 31,
	Classification	2019
Operating lease cost	Occupancy and General and administrative expenses	10,995
Variable lease cost	Occupancy	3,504
Total lease cost		$14,499

Supplemental disclosures of cash flow information related to leases were as follows:

13 weeks ending
March 31,
2019
Operating cash flows rent paid for operating lease liabilities	11,938
Operating right-of-use assets obtained in exchange for new operating lease liabilities	922

As of March 31, 2019, the Company has additional operating leases related to shops not yet open of $1.6 million. These operating leases will commence during fiscal year 2019 with lease terms of 7 years.

Maturities of lease liabilities were as follows as of March 31, 2019:

Operating Leases
Remainder of 2019	35,277
2020	45,402
2021	41,183
2022	36,002
2023	31,111
Thereafter	164,475
Total lease payments	353,450
Less: imputed interest	(107,674)
Present value of lease liabilities	$245,776

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of lease liabilities were as follows as of December 30, 2018:

Operating Leases
2019	47,918
2020	45,828
2021	41,497
2022	36,120
2023	31,060
Thereafter	138,928
Total minimum lease payments	341,351

(7) Capital Stock

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions.  The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, Securities and Exchange Commission requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.  For the 13 weeks ended March 31, 2019, the Company repurchased 135,000 shares of its common stock for approximately $1.1 million under the stock repurchase program, including cost and commission, in open market transactions.  Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

(8) Stock-Based Compensation

Stock options

Stock options are awarded under the 2013 Long-Term Incentive Plan to eligible employees and certain non-employee members of the Board of Directors. On June 14, 2018, the Company registered an additional 1,000,000 shares of its common stock reserved for issuance under the Potbelly Corporation Amended and Restated 2013 Long-Term Incentive Plan (the “2013 LTIP”) and brings the total number of shares registered under the plan to 3,500,000. The fair value of stock options is determined using the Black-Scholes option pricing model. There were no stock options granted during the 13 weeks ended March 31, 2019.

A summary of stock option activity for the 13 weeks ended March 31, 2019 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 30, 2018	2,150	$11.49	$378	5.13
Granted	—	—
Exercised	(21)	7.92
Canceled	(173)	13.55
Outstanding—March 31, 2019	1,956	$11.34	$620	5.31
Exercisable—March 31, 2019	1,511	$11.01	$620	4.33

Stock-based compensation is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the 13 weeks ended March 31, 2019, the Company recognized stock-based compensation expense related to stock options of $0.3 million. For the 13 weeks ended April 1, 2018, the Company recognized stock-based compensation expense related to stock options of $0.8 million. As of March 31, 2019, unrecognized stock-based compensation expense for stock options was $1.6 million, which will be recognized through fiscal year 2022. The Company records stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.

Restricted stock units

The Company awards restricted stock units (“RSUs”) to certain employees of the Company and certain non-employee members of its Board of Directors. The Board of Director grants have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The employee grants vest in one-third increments over a three-year period. For the 13 weeks ended March 31, 2019, the Company recognized stock-based compensation expense related to RSUs of $0.2 million. For the 13 weeks ended April 1, 2018, the Company recognized stock-based compensation expense related to RSUs of $0.1 million. As of March 31, 2019, unrecognized stock-based compensation expense for RSUs was $2.4 million, which will be recognized though fiscal year 2022.

A summary of RSU activity for the 13 weeks ended March 31, 2019 is as follows:

RSUs	Number of RSUs	Weighted Average Fair Value per Share
Non-vested as of December 30, 2018	247	$11.99
Granted	194	8.46
Vested	(10)	8.52
Canceled	—	—
Non-vested as of March 31, 2019	431	$10.43

Performance stock units

The Company awards performance share units (“PSUs”) to eligible employees under the 2013 LTIP that are subject to service and performance vesting conditions. In March of 2019 the Company issued 188,414 PSUs with a grant date fair value of $8.46 per share. The PSUs will vest based on the Company’s achievement of certain targets related to adjusted EBITDA and same store sales goals. The PSUs will vest fully on the third anniversary of the grant date. The quantity of shares that will vest ranges from 0% to 200% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. In the first quarter of 2019, the Company recognized less than $0.1 million of expense associated with the PSUs.

(9) Commitments and Contingencies

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

In October 2017, plaintiffs filed a purported collective and class action lawsuit (the “Complaint”) in the United States District Court for the Southern District of New York against the Company alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). The plaintiffs allege that the Company violated the FLSA and NYLL by not paying overtime compensation to our assistant managers and violated NYLL by not paying spread-of-hours pay. The Complaint was brought as a nationwide “collective action” under the FLSA and as a “class action” under NYLL. Since the filing of the Complaint, the plaintiffs filed a proposed amended complaint removing the NYLL class claim, but adding a proposed Illinois state law class action. The Court has not ruled on whether to permit this amendment. The Company believes the assistant managers were properly classified under state and federal law. The Company intends to vigorously defend this action.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to: our future financial position and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, competition; general economic conditions; our ability to successfully implement our business strategy; the success of our initiatives to increase sales and traffic; changes in commodity, energy and other costs; our ability to attract and retain management and employees; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 31, 2017	437	39	16	55	492
Shops opened	2	1	1	2	4
Shops closed	(1)	—	—	—	(1)
Shops as of April 1, 2018	438	40	17	57	495

Shops as of December 30, 2018	437	41	8	49	486
Shops opened	1	2	—	2	3
Shops closed	(7)	—	(1)	(1)	(8)
Shops as of March 31, 2019	431	43	7	50	481

13 Weeks Ended March 31, 2019 Compared to 13 Weeks Ended April 1, 2018

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	March 31, 2019	% of Revenues	April 1, 2018	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$97,258	99.2%	$102,247	99.3%	$(4,989)	(4.9)%
Franchise royalties and fees	829	0.8	670	0.7	159	23.7
Total revenues	98,087	100.0	102,917	100.0	(4,830)	(4.7)

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	25,978	26.5	26,636	25.9	(658)	(2.5)
Labor and related expenses	31,973	32.6	31,579	30.7	394	1.2
Occupancy expenses	14,377	14.7	14,726	14.3	(349)	(2.4)
Other operating expenses	12,145	12.4	12,500	12.1	(355)	(2.8)
General and administrative expenses	12,709	13.0	12,188	11.8	521	4.3
Depreciation expense	5,536	5.6	5,826	5.7	(290)	(5.0)
Pre-opening costs	10	*	68	*	(58)	(85.3)
Impairment and loss on disposal of property and equipment	82	*	2,024	2.0	(1,942)	(95.9)
Total expenses	102,810	>100	105,547	>100	(2,737)	(2.6)
Loss from operations	(4,723)	(4.8)	(2,630)	(2.6)	(2,093)	79.6

Interest expense	32	*	27	*	5	18.5
Loss before income taxes	(4,755)	(4.8)	(2,657)	(2.6)	(2,098)	79.0
Income tax benefit (expense)	13,619	13.9	(504)	(0.5)	14,123	>(100)
Net loss	(18,374)	(18.7)	(2,153)	(2.1)	(16,221)	>100
Net income attributable to non-controlling interest	65	*	41	*	24	58.5
Net loss attributable to Potbelly Corporation	$(18,439)	(18.8)%	$(2,194)	(2.1)%	$(16,245)	>100%

*	Amount is less than 0.1%

Revenues

Total revenues decreased by $4.8 million, or 4.7%, to $98.1 million during the 13 weeks ended March 31, 2019, from $102.9 million during the 13 weeks ended April 1, 2018. The revenue decrease was driven by a $4.7 million, or 4.7%, decrease in sales from company-operated comparable store shops and a decrease in sales of $1.9 million from shops that have closed. These decreases were partially offset by an increase in sales from shops not yet in our company-operated comparable store sales base and shops that opened in 2019.

Cost of Goods Sold

Cost of goods sold decreased by $0.7 million, or 2.5%, to $26.0 million during the 13 weeks ended March 31, 2019, from $26.6 million during the 13 weeks ended April 1, 2018. As a percentage of revenues, cost of goods sold increased to 26.5% during the 13 weeks ended March 1, 2019, from 25.9% during the 13 weeks ended April 1, 2018, primarily driven by higher discounting, partially offset by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $0.4 million, or 1.2%, to $32.0 million during the 13 weeks ended March 31, 2019, from $31.6 million during the 13 weeks ended April 1, 2018, primarily due to inflationary wage increases in certain states, which was partially offset by a decrease in expense from closed shops. As a percentage of revenues, labor and related expenses increased to 32.6% during the 13 weeks ended March 31, 2019, from 30.7% during the 13 weeks ended April 1, 2018, primarily driven by inflationary wage increases in certain states, which was partially offset by a decrease in expense from closed shops.

Occupancy Expenses

Occupancy expenses decreased by $0.3 million, or 2.4%, to $14.4 million during the 13 weeks ended March 31, 2019, from $14.7 million during the 13 weeks ended April 1, 2018 primarily due to shop closures, partially offset by inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance. As a percentage of revenues, occupancy expenses increased to 14.7% during the 13 weeks ended March 31, 2019, from 14.3% during the 13 weeks ended April 1, 2018, primarily due to sales deleverage and inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance.

Other Operating Expenses

Other operating expenses decreased by $0.4 million, or 2.8%, to $12.1 million during the 13 weeks ended March 31, 2019, from $12.5 million during the 13 weeks ended April 1, 2018. The decrease was primarily attributable to a decrease in music, supplies, and maintenance, partially offset by an increase in marketing expense. As a percentage of revenues, other operating expenses increased to 12.4% during the 13 weeks ended March 31, 2019, from 12.1% during the 13 weeks ended April 1, 2018, primarily driven by sales deleverage in operating expense items such as utilities and other expenses not directly variable with sales.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million, or 4.3%, to $12.7 million during the 13 weeks ended March 31, 2019, from $12.2 million during the 13 weeks ended April 1, 2018. The increase was driven primarily by an increase in store closure and lease exit expenses, partially offset by a decrease in stock-based compensation expense and performance-based incentive expenses. As a percentage of revenues, general and administrative expenses increased to 13.0% during the 13 weeks ended March 31, 2019, from 11.8% during the 13 weeks ended April 1, 2018, primarily due to an increase in store closure and lease exit expenses, partially offset by a decrease in stock-based compensation expense and performance-based incentive expenses.

Depreciation Expense

Depreciation expense decreased by $0.3 million, or 5.0%, to $5.5 million during the 13 weeks ended March 31, 2019, from $5.8 million during the 13 weeks ended April 1, 2018. The decrease was driven primarily by a lower depreciable base related to impairment charges taken subsequent to the 13 weeks ended April 1, 2018, as well as lower depreciation associated with longer expected useful lives for leasehold improvements at new shops and leasehold improvements at legacy shops with shorter expected useful lives being fully depreciated. These decreases were partially offset by existing shop capital investments and investments in technology such as the mobile application, which increased the depreciable base. As a percentage of revenues, depreciation decreased to 5.6% during the 13 weeks ended March 31, 2019, from 5.7% during the 13 weeks ended April 1, 2018. This decrease was driven by a lower depreciable base related to impairment charges taken subsequent to the 13 weeks ended April 1, 2018, as well as lower depreciation associated with longer expected useful lives for leasehold improvements at new shops and leasehold improvements at legacy shops with shorter expected useful lives being fully depreciated.

Pre-Opening Costs

Pre-opening costs decreased by $0.1 million, or 85.3%, to $10 thousand during the 13 weeks ended March 31, 2019, from $68 thousand during the 13 weeks ended April 1, 2018. The decrease was driven primarily by fewer shops opened during the 13 weeks ended March 31, 2019 compared to the 13 weeks ended April 1, 2018.

Impairment and Loss on Disposal of Property and Equipment and Right-of-Use Lease Assets

Impairment and loss on disposal of property and equipment and right-of-use lease assets decreased to $0.1 million during the 13 weeks ended March 31, 2019, from $2.0 million during the 13 weeks ended April 1, 2018. After performing periodic reviews of Company shops during the first quarter of 2019, it was determined that indicators of impairment were not present for any shops. The Company performs impairment analyses on a quarterly basis, which involve significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on the Company’s current projections, no impairment beyond what has already been recorded has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges. The Company recognized a loss on the disposal of property and equipment of $0.1 million.

Interest Expense

Interest expense was $32 thousand during the 13 weeks ended March 31, 2019 and $27 thousand during the 13 weeks ended April 1, 2018.

Income Tax Benefit

Income tax expense was $13.6 million for the 13 weeks ended March 31, 2019, compared to a benefit of $0.5 million for the 13 weeks ended April 1, 2018. The change was primarily attributable to the valuation allowance on deferred tax assets recorded by the company during the first quarter of 2019, as a result of the recent changes in projected taxable income for 2019. The Company now estimates it will be in a cumulative loss position as of December 29, 2019.  Therefore, the Company determined that the negative evidence outweighed the positive evidence and, therefore, recorded a full valuation allowance against its net deferred tax assets. The Company recorded a non-cash charge to income tax expense of $13.6 million related to the recognition of the valuation allowance and did not provide for an income tax benefit on the pre-tax loss recorded for the three months ended March 31, 2019. This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood of the realization of its deferred tax assets at the end of each reporting period and the valuation allowance will be adjusted accordingly.

Liquidity and Capital Resources

General

Potbelly’s ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents and the Company’s credit facility. Potbelly’s primary requirements for liquidity and capital are new shop openings, existing shop capital investments, maintenance, repurchases of Company common stock, lease obligations, working capital and general corporate needs. Potbelly’s requirement for working capital is not significant since the Company’s customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, Potbelly is able to sell certain inventory items before the Company needs to pay its suppliers for such items. Company shops do not require significant inventories or receivables. Potbelly believes that these sources of liquidity and capital will be sufficient to finance the Company’s continued operations and expansion plans for at least the next twelve months.

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 13 Weeks Ended
	March 31,	April 1,
	2019	2018
Net cash provided by (used in):
Operating activities	$(2,373)	$6,665
Investing activities	(2,572)	(4,939)
Financing activities	(999)	1,680
Net increase (decrease) in cash	$(5,944)	$3,406

Operating Activities

Net cash provided by operating activities decreased to a usage of $2.4 million for the 13 weeks ended March 31, 2019, from $6.7 million net cash provided by operating activities for the 13 weeks ended April 1, 2018. The $9.0 million decrease was primarily driven by an increase in loss from operations, as well as timing of payment for certain liabilities.

Investing Activities

Net cash used in investing activities decreased to $2.6 million for the 13 weeks ended March 31, 2019, from $4.9 million for the 13 weeks ended April 1, 2018. The decrease was primarily due to fewer shops opened and under construction during the 13 weeks ended March 31, 2019 compared to the 13 weeks ended April 1, 2018.

Financing Activities

Net cash used in financing activities was $1.0 million for the 13 weeks ended March 31, 2019, compared to $1.7 million net cash provided by financing activities for the 13 weeks ended April 1, 2018. The change in financing cash was primarily driven by $0.2 million in proceeds from the exercise of stock options during the 13 weeks ended March 31, 2019, compared to $2.3 million during the 13 weeks ended April 1, 2018. Additionally, $1.1 million in treasury share repurchases were made during the 13 weeks ended March 31, 2019 compared to $0.1 million for the same period of 2018.

Stock Repurchase Program

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act or in privately negotiated transactions. Under the current program, during the 13 weeks ended March 31, 2019, the Company repurchased 135,000 shares of its common stock for approximately $1.1 million, including costs and commissions, in open market transactions. The number of shares of common stock repurchased in the future, and the timing and price of repurchases, will depend upon market conditions, liquidity needs and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

Credit Facility

The Company entered into an amended and restated five-year revolving credit facility agreement on December 9, 2015, and amended on May 3, 2019, that expires in November 2020. The credit agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $50.0 million, with possible future increases to $75.0 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, the Company is required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon our consolidated total leverage ratio. As long as the leverage ratios are met, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make. As of the 13 weeks ended March 31, 2019, the Company had no amounts outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company does not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

New and Revised Financial Accounting Standards

See Note 1 to the Consolidated Financial Statements for a description of recently issued Financial Accounting Standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. Our exposures to market risk have not changed materially since December 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 9 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. There have been no material changes to our Risk Factors as previously reported.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
December 31, 2018 - January 27, 2019	18,000	$7.99	18,000	$42,042,300
January 28, 2019 - February 24, 2019	—	$—	—	$42,042,300
February 25, 2019 - March 31, 2019	120,048	$8.52	117,000	$41,045,173
Total:	138,048		135,000

(1)	Average price paid per share excludes commissions.
(2)

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act or in privately negotiated transactions. No time limit has been set for the completion of the repurchase program and the program may be suspended or discontinued at any time. See Note 7 for further information regarding the Company’s stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 3, 2019, the Company entered into Amendment No. 1 to Amended and Restated Credit Agreement (the "Amendment"), with Potbelly Sandwich Works, LLC (“PSW”), as borrower, Potbelly Illinois, Inc., PSW’s immediate parent corporation, all of the Company’s wholly-owned subsidiaries, JPMorgan Chase Bank, N.A. ("Chase"), as Administrative Agent, and J.P. Morgan Securities LLC, as Sole Bookrunner and Sole Lead Arranger.  The Amendment amended that certain Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of December 9, 2015, among the Company, PSW, as borrower, all of the Company’s wholly-owned subsidiaries, Chase, as Administrative Agent, and J.P. Morgan Securities LLC, as Sole Bookrunner and Sole Lead Arranger.  The Amendment revises certain required total leverage ratios for the periods ending December 30, 2018 and March 31, 2019.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

10.1

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of May 3, 2019, among Potbelly Sandwich Works, LLC, Potbelly Corporation, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, as Sole Bookrunner and Sole Lead Arranger.

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

POTBELLY CORPORATION

Date: May 8, 2019	By:	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer
(Principal Financial Officer)