Form 10-Q
period 2019-06-30
POTBELLY CORP
filed 2019-08-08
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Registrant’s Telephone Number, Including Area Code: (312) 951-0600

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of July 28, 2019, the registrant had 23,768,375 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Potbelly Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	June 30,	December 30,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$18,066	$19,775
Accounts receivable, net of allowances of $131 and $113 as of June 30, 2019 and December 30, 2018, respectively	4,545	4,737
Inventories	3,357	3,482
Prepaid expenses and other current assets	8,182	11,426
Total current assets	34,150	39,420

Property and equipment, net	81,628	87,782
Right-of-use assets for operating leases	216,540	—
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred income taxes	—	13,385
Deferred expenses, net and other assets	6,898	7,002
Total assets	$344,842	$153,215

Liabilities and Equity
Current liabilities
Accounts payable	$4,222	$3,835
Accrued expenses	21,303	25,029
Short-term operating lease liabilities	29,126	—
Accrued income taxes	162	162
Total current liabilities	54,813	29,026

Deferred rent and landlord allowances	—	22,905
Long-term operating lease liabilities	210,898	—
Other long-term liabilities	6,255	5,751
Total liabilities	271,966	57,682

Commitments and contingencies (Note 9)

Equity
Common stock, $0.01 par value—authorized 200,000,000 shares; outstanding 23,768,375 and 24,142,586 shares as of June 30, 2019 and December 30, 2018, respectively	331	330
Additional paid-in-capital	434,407	432,771
Treasury stock, held at cost, 9,291,732 and 8,801,154 shares as of June 30, 2019, and December 30, 2018, respectively	(111,874)	(108,372)
Accumulated deficit	(250,394)	(229,558)
Total stockholders’ equity	72,470	95,171
Non-controlling interest	406	362
Total equity	72,876	95,533

Total liabilities and equity	$344,842	$153,215

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Revenues
Sandwich shop sales, net	$104,801	$109,381	$202,059	$211,628
Franchise royalties and fees	829	966	1,658	$1,636
Total revenues	105,630	110,347	203,717	213,264

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	28,264	28,639	54,242	55,275
Labor and related expenses	32,114	32,412	64,087	63,991
Occupancy expenses	15,230	14,985	29,607	29,711
Other operating expenses	11,816	12,793	23,961	25,293
General and administrative expenses	13,843	13,440	26,552	25,628
Depreciation expense	5,585	5,858	11,121	11,684
Pre-opening costs	—	68	10	136
Impairment and loss on disposal of property and equipment	246	2,057	328	4,081
Total expenses	107,098	110,252	209,908	215,799
Income (loss) from operations	(1,468)	95	(6,191)	(2,535)

Interest expense	35	28	67	55
Income (loss) before income taxes	(1,503)	67	(6,258)	(2,590)
Income tax expense (benefit)	246	302	13,865	(202)
Net loss	(1,749)	(235)	(20,123)	(2,388)
Net income attributable to non-controlling interest	117	125	182	166
Net loss attributable to Potbelly Corporation	$(1,866)	$(360)	$(20,305)	$(2,554)

Net loss per common share attributable to common stockholders:
Basic	$(0.08)	$(0.01)	$(0.85)	$(0.10)
Diluted	$(0.08)	$(0.01)	$(0.85)	$(0.10)
Weighted average shares outstanding:
Basic	23,908,095	25,551,386	24,020,567	25,348,121
Diluted	23,908,095	25,551,386	24,020,567	25,348,121

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts in thousands, except share data, unaudited)

For the 13 weeks ended:	Common Stock		Treasury	Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Capital	Deficit	Interest	Total Equity
Balance at April 1, 2018	25,286,229	321	(85,441)	424,771	(222,874)	556	$117,333
Net income (loss)	—	—	—	—	(360)	125	(235)
Stock-based compensation plans	625,063	6	—	4,483	—	—	4,489
Repurchases of common stock	(259,339)	—	(3,386)	—	—	—	(3,386)
Distributions to non-controlling interest	—	—	—	—	—	(256)	(256)
Stock-based compensation expense	—	—	—	1,389	—	—	1,389
Balance at July 1, 2018	25,651,953	$327	$(88,827)	$430,643	$(223,234)	$425	$119,334

Balance at March 31, 2019	24,038,211	$330	$(109,541)	$433,400	$(248,528)	$427	$76,088
Net income (loss)	—	—	—	—	(1,866)	117	(1,749)
Stock-based compensation plans	82,694	1	—	2	—	—	3
Repurchases of common stock	(350,659)	—	(2,323)	—	—	—	(2,323)
Distributions to non-controlling interest	—	—	—	—	—	(177)	(177)
Contributions from non-controlling interest	—	—	—	—	—	39	39
Treasury shares used for stock-based plans	(1,871)	—	(10)	—	—	—	(10)
Stock-based compensation expense	—	—	—	1,005	—	—	1,005
Balance at June 30, 2019	23,768,375	$331	$(111,874)	$434,407	$(250,394)	$406	$72,876

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts in thousands, except share data, unaudited)

For the 26 weeks ended:	Common Stock		Treasury	Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Capital	Deficit	Interest	Total Equity
Balance at December 31, 2017	24,999,688	318	(85,262)	421,657	(219,990)	515	$117,238
Cumulative impact of Topic 606	—	—	—	—	(690)	—	(690)
Net income (loss)	—	—	—	—	(2,554)	166	(2,388)
Stock-based compensation plans	925,375	9	—	6,735	—	—	6,744
Repurchases of common stock	(264,339)	—	(3,449)	—	—	—	(3,449)
Distributions to non-controlling interest	—	—	—	—	—	(256)	(256)
Treasury shares used for stock-based plans	(8,771)	—	(116)	—	—	—	(116)
Stock-based compensation expense	—	—	—	2,251	—	—	2,251
Balance at July 1, 2018	25,651,953	$327	$(88,827)	$430,643	$(223,234)	$425	$119,334

Balance at December 30, 2018	24,142,586	$330	$(108,372)	$432,771	$(229,558)	$362	$95,533
Cumulative impact of Topic 842, net of tax of $196	—	—	—	—	(531)	—	$(531)
Net income (loss)	—	—	—	—	(20,305)	182	(20,123)
Stock-based compensation plans	116,367	1	—	172	—	—	173
Repurchases of common stock	(485,659)	—	(3,467)	—	—	—	(3,467)
Distributions to non-controlling interest	—	—	—	—	—	(177)	(177)
Contributions from non-controlling interest	—	—	—	—	—	39	39
Treasury shares used for stock-based plans	(4,919)	—	(35)	—	—	—	(35)
Stock-based compensation expense	—	—	—	1,464	—	—	1,464
Balance at June 30, 2019	23,768,375	$331	$(111,874)	$434,407	$(250,394)	$406	$72,876

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 26 Weeks Ended
	June 30,	July 1,
	2019	2018
Cash flows from operating activities:
Net loss	$(20,123)	$(2,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	11,121	11,684
Noncash lease expense	13,826	—
Deferred income tax	13,790	(150)
Stock-based compensation expense	1,464	2,251
Asset impairment, store closure and disposal of property and equipment	433	4,221
Other operating activities	18	311
Changes in operating assets and liabilities:
Accounts receivable, net	192	(822)
Inventories	125	263
Prepaid expenses and other assets	3,322	(924)
Accounts payable	303	676
Operating lease liabilities	(15,281)	—
Accrued expenses and other liabilities	(2,202)	2,745
Net cash provided by operating activities:	6,988	17,867

Cash flows from investing activities:
Purchases of property and equipment	$(5,230)	$(11,614)
Net cash used in investing activities:	(5,230)	(11,614)

Cash flows from financing activities:
Proceeds from exercise of stock options	$173	$6,744
Employee taxes on certain stock-based payment arrangements	(35)	(512)
Treasury stock repurchases	(3,467)	(3,449)
Distributions to non-controlling interest	(177)	(256)
Contributions from non-controlling interest	39	—
Net cash (used in) provided by financing activities:	(3,467)	2,527

Net increase (decrease) in cash and cash equivalents	(1,709)	8,780
Cash and cash equivalents at beginning of period	19,775	25,530
Cash and cash equivalents at end of period	$18,066	$34,310

Supplemental cash flow information:
Income taxes paid	$180	$244
Interest paid	48	38
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$583	$1,299

See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly owned subsidiaries, owns or operates more than 400 company-owned shops in the United States. Additionally, Potbelly franchisees operate more than 40 shops domestically.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2018. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s financial position as of June 30, 2019 and December 30, 2018, its statement of operations for the 13 and 26 weeks ended June 30, 2019 and July 1, 2018, the statement of equity for the 13 and 26 weeks ended June 30, 2019 and July 1, 2018 and its statement of cash flows for the 26 weeks ended June 30, 2019 and July 1, 2018 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2019 and 2018 both consist of 52 weeks. The fiscal quarters ended June 30, 2019 and July 1, 2018 each consisted of 13 weeks.

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

Recent Accounting Pronouncements

On December 31, 2018, the Company adopted ASU 2016-02, “Leases (Topic 842),” along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We elected the optional transition method to apply the standard as of the effective date and therefore, prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under previous lease guidance, ASC Topic 840: Leases (Topic 840). The adoption of Topic 842 had a material impact on the consolidated balance sheets and an immaterial impact on the consolidated statements of operations, consolidated statements of equity and consolidated statements of cash flows.

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

(2) Revenue

Potbelly primarily earns revenue at a point in time through sales at our sandwich shop locations and records such revenue net of sales-related taxes collected from customers. The payment on these sales is due at the time of the customer’s purchase. The Company also receives royalties from franchisees on their respective sales, which are recognized at the point in time the sale is made and invoiced weekly. Potbelly also records revenue from sales over time related to upfront franchise fees, gift card redemptions and breakage. For the 13 and 26 weeks ended June 30, 2019, revenue recognized from all revenue sources on point in time sales was $105.5 million and $203.3 million, respectively, and revenue recognized from sales over time was $0.1 million and $0.4 million, respectively. For the 13 and 26 weeks ended July 1, 2018, revenue recognized from all revenue sources on point in time sales was $110.2 million and $212.9 million, respectively, and revenue recognized from sales over time was $0.2 million and $0.4 million, respectively.

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

Contract Liabilities

As described above, the Company records current and noncurrent contract liabilities for upfront franchise fees and gift cards.  There are no other contract liabilities or contract assets recorded by the Company. The opening and closing balances of the Company’s current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 31, 2018	$(2,184)	$(1,631)
Ending balance as of June 30, 2019	(1,687)	(1,960)
Increase (decrease) in contract liability	$(497)	$329

The aggregate value of remaining performance obligations on outstanding contracts was $3.6 million as of June 30, 2019. The Company expects to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2019	$1,250
2020	288
2021	246
2022	199
2023	192
Thereafter	1,472
Total revenue recognized	$3,647

For the 13 and 26 weeks ended June 30, 2019, the amount of revenue recognized related to the December 31, 2018 liability ending balance was $0.6 million and $1.5 million, respectively. For the 13 and 26 weeks ended July 1, 2018, the amount of revenue recognized related to the January 1, 2018 liability ending balance was $0.6 million and $1.6 million, respectively. This revenue related to the recognition of gift card redemptions and upfront franchise fees. For the 26 weeks ended June 30, 2019 and the 26 weeks ended July 1, 2018, the Company did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.

(3) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. At transition of adoption to ASC 842, the Company impaired $0.7 million of pre-tax right-of-use assets related to previously impaired shops. This amount is recorded, net of tax, as an opening reduction to retained earnings. After performing a periodic review of the Company’s shops during the 13 and 26 weeks ended June 30, 2019, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis related to these shops and recorded an impairment charge of $0.2 million for the 13 and 26 weeks ended June 30, 2019.  The Company recorded an impairment charge of $2.1 million and $4.1 million for the 13 and 26 weeks ended July 1, 2018, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

(4) Loss Per Share

Basic and diluted income per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the 13 and 26 weeks ended June 30, 2019, and July 1, 2018, the Company had a loss per share, and therefore potentially dilutive shares were excluded from the calculation.

The following table summarizes the loss per share calculation:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Net loss attributable to Potbelly Corporation	$(1,866)	$(360)	$(20,305)	$(2,554)
Weighted average common shares outstanding-basic	23,908,095	25,551,386	24,020,567	25,348,121
Plus: Effect of potential stock options exercise	—	—	—	—
Weighted average common shares outstanding-diluted	23,908,095	25,551,386	24,020,567	25,348,121
Loss per share available to common stockholders-basic	$(0.08)	$(0.01)	$(0.85)	$(0.10)
Loss per share available to common stockholders-diluted	$(0.08)	$(0.01)	$(0.85)	$(0.10)
Potentially dilutive shares that are considered anti-dilutive:
Common share options	2,376,713	2,557,475	2,381,767	2,829,461

(5) Income Taxes

Our interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that occur during the quarter. The difference between the effective tax rate in 2019 and 2018 is the recording of the valuation allowance in the first quarter of 2019.

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of its deferred tax assets will not be realized.  In its assessment, the Company considered recent financial operating results, the change in projected future taxable income for fiscal year 2019, the reversal of existing taxable temporary differences, and tax planning strategies.  As a result of the changes in projected taxable income for 2019, the Company estimates it will be in a cumulative loss position as of December 29, 2019.  Therefore, the Company determined that the negative evidence outweighed the positive evidence and, therefore, recorded a full valuation allowance against its net deferred tax assets during the 13 weeks ended March 31, 2019. The Company recorded a non-cash charge to income tax expense of $13.6 million related to the recognition of the valuation allowance during the first quarter of 2019 and continues to record a valuation allowance against all of our deferred tax assets as of June 30, 2019.  The Company did not provide for an income tax benefit on the pre-tax loss recorded for the three and six months ended June 30, 2019. This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood of the realization of its deferred tax assets at the end of each reporting period and the valuation allowance will be adjusted accordingly.

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

Supplemental balance sheet information related to leases was as follows:

		June 30,
Operating Leases	Classification	2019
Right-of-use assets	Right-of-use assets for operating leases	$216,540
Short-term lease liabilities	Short-term operating lease liabilities	29,126
Long-term lease liabilities	Long-term operating lease liabilities	210,898
Total lease liabilities		240,024

Operating lease term and discount rate were as follows:

June 30,
2019
Weighted average remaining lease term (years)	8.72
Weighted average discount rate	8.03%

Certain of the Company’s operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops.  Pass-through charges and payments based on percentage rent are included within variable lease cost.

The components of lease cost were as follows:

		13 weeks ending	26 weeks ending
		June 30,	June 30,
	Classification	2019	2019
Operating lease cost	Occupancy and General and administrative expenses	11,611	22,606
Variable lease cost	Occupancy	3,649	7,153
Total lease cost		$15,260	$29,759

Supplemental disclosures of cash flow information related to leases were as follows:

	13 weeks ending	26 weeks ending
	June 30,	June 30,
	2019	2019
Operating cash flows rent paid for operating lease liabilities	11,788	23,726
Operating right-of-use assets obtained in exchange for new operating lease liabilities	2,735	3,657
Reduction in operating right-of-use assets due to lease terminations	(1,320)	(5,847)

As of June 30, 2019, the Company has additional operating lease payments related to shops not yet open of $4.4 million. These operating leases will commence during the next fiscal year with an average lease term of 12 years.

Maturities of lease liabilities were as follows as of June 30, 2019:

Operating Leases
Remainder of 2019	23,542
2020	45,919
2021	41,664
2022	36,359
2023	31,492
2024	28,775
Thereafter	135,169
Total lease payments	342,920
Less: imputed interest	(102,896)
Present value of lease liabilities	$240,024

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of lease liabilities were as follows as of December 30, 2018:

Operating Leases
2019	47,918
2020	45,828
2021	41,497
2022	36,120
2023	31,060
Thereafter	138,928
Total minimum lease payments	341,351

(7) Capital Stock

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions.  The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.  For the 13 weeks ended June 30, 2019, the Company repurchased 350,659 shares of its common stock for approximately $2.3 million under the stock repurchase program, including cost and commission, in open market transactions. For the 26 weeks ended June 30, 2019, the Company repurchased 485,659 shares of its common stock for approximately $3.5 million under the stock repurchase program, including cost and commission, in open market transactions. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

(8) Stock-Based Compensation

Stock options

On May 16, 2019, the Company’s stockholders approved the Potbelly Corporation 2019 Long-Term Incentive Plan (the “2019 Plan”) and, in connection therewith, all equity awards made after that date were made under the 2019 Plan. On June 10, 2019, the Company registered 1,200,000 shares of its common stock reserved for issuance under the 2019 Plan. All remaining shares of common stock reserved for issuance under the previous Amended and Restated 2013 Long-Term Incentive Plan (the “2013 Plan”) are available for issuance under the 2019 Plan and no future awards will be made under the 2013 Plan. The fair value of stock options is determined using the Black-Scholes option pricing model. There were no stock options granted during the 13 weeks and 26 weeks ended June 30, 2019.

A summary of stock option activity for the 26 weeks ended June 30, 2019 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 30, 2018	2,150	$11.49	$378	5.13
Granted	—	—
Exercised	(22)	7.93
Canceled	(198)	13.54
Outstanding—June 30, 2019	1,930	$11.32	$—	5.04
Exercisable—June 30, 2019	1,534	$11.05	$—	4.15

Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the 13 weeks and 26 weeks ended June 30, 2019, the Company recognized stock-based compensation expense related to stock options of $0.3 million and $0.6 million, respectively. For the 13 weeks and 26 weeks ended July 1, 2018, the Company recognized stock-based compensation expense related to stock options of $0.3 million and $1.0 million, respectively. As of June 30, 2019, unrecognized stock-based compensation expense for stock options was $1.4 million, which will be recognized through fiscal year 2022. The Company records stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.

Restricted stock units

The Company awards restricted stock units (“RSUs”) to certain employees of the Company and certain non-employee members of its Board of Directors. The Board of Director grants have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The employee grants vest in one-third increments over a three-year period. For the 13 weeks and 26 weeks ended June 30, 2019, the Company recognized stock-based compensation expense related to RSUs of $0.7 million and $0.9 million, respectively. For the 13 weeks and 26 weeks ended July 1, 2018, the Company recognized stock-based compensation expense related to RSUs of $1.1 million and $1.3 million, respectively. As of June 30, 2019, unrecognized stock-based compensation expense for RSUs was $2.1 million, which will be recognized though fiscal year 2022.

A summary of RSU activity for the 26 weeks ended June 30, 2019 is as follows:

RSUs	Number of RSUs	Weighted Average Fair Value per Share
Non-vested as of December 30, 2018	247	$11.99
Granted	306	7.02
Vested	(93)	6.13
Canceled	(13)	8.46
Non-vested as of June 30, 2019	447	$8.68

Performance stock units

The Company awards performance share units (“PSUs”) to eligible employees; the PSUs are subject to service and performance vesting conditions. In March of 2019 the Company issued 188,414 PSUs with a grant date fair value of $8.46 per share. The PSUs will vest based on the Company’s achievement of certain targets related to adjusted EBITDA and same store sales goals. The PSUs will vest fully on the third anniversary of the grant date. The quantity of shares that will vest ranges from 0% to 200% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. For the 13 weeks and 26 weeks ended June 30, 2019, the expense associated with the PSUs was not material.

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

In October 2017, plaintiffs filed a purported collective and class action lawsuit (the “Complaint”) in the United States District Court for the Southern District of New York against the Company alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). The plaintiffs allege that the Company violated the FLSA and NYLL by not paying overtime compensation to our assistant managers and violated NYLL by not paying spread-of-hours pay. The Complaint was brought as a nationwide “collective action” under the FLSA and as a “class action” under NYLL. Since the filing of the Complaint, the plaintiffs filed a proposed amended complaint removing the NYLL class claim, but adding a proposed Illinois state law class action. In May 2019, the parties participated in a mediation and resolved the claims, subject to court approval. All charges related to the claims are reflected in the statement of operations.

(10) Subsequent Event

On August 7, 2019, the Company entered into a second amended and restated revolving credit facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. that expires in July 2022. The Credit Agreement amended and restated that certain amended and restated revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan Chase Bank, N.A. The Credit Agreement provides, among other things, for a revolving credit facility in a maximum principal amount $40 million, with possible future increases of up to $20 million under an expansion feature. Borrowings under the credit facility generally bear interest at the Company’s option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon the Company’s consolidated total leverage ratio. On the last day of each calendar quarter, the Company is required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility. So long as certain total leverage ratios, EBITDA thresholds and minimum liquidity requirements are met and no default or event of default has occurred or would result, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make, provided that proceeds of the loans under the credit agreement may not be used for purposes of making restricted payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to: our future financial position and results of operations, estimated costs associated with our closure of underperforming shops, and the implementation and results of strategic initiatives. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, competition; general economic conditions; our ability to successfully implement our business strategy; the success of our initiatives to increase sales and traffic; changes in commodity, energy and other costs; our ability to attract and retain management and employees; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

We believe that a key to our past and future success is our culture. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission and Values, and the foundation of everything we do. Our Vision is to create an experience people love to share thanks to our craveable food, quirky personality and amazing people. Our Mission is to help people love lunch again. Our Values embody both how we lead and how we behave and form the cornerstone of our culture. We use simple language that resonates from the frontline associate to the most senior levels of the organization, creating shared expectations and accountabilities in how we approach our day-to-day activities. We strive to be a fun, friendly and hardworking group of people who enjoy taking care of our customers, while at the same time taking care of each other.

The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 31, 2017	437	39	16	55	492
Shops opened	5	2	2	4	9
Shops closed	(6)	—	(1)	(1)	(7)
Shops as of July 1, 2018	436	41	17	58	494

Shops as of December 30, 2018	437	41	8	49	486
Shops opened	1	5	—	5	6
Shops closed	(9)	(2)	(7)	(9)	(18)
Shops as of June 30, 2019	429	44	1	45	474

13 Weeks Ended June 30, 2019 Compared to 13 Weeks Ended July 1, 2018

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	June 30, 2019	% of Revenues	July 1, 2018	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$104,801	99.2%	$109,381	99.1%	$(4,580)	(4.2)%
Franchise royalties and fees	829	0.8	966	0.9	(137)	(14.2)
Total revenues	105,630	100.0	110,347	100.0	(4,717)	(4.3)

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	28,264	26.8	28,639	26.0	(375)	(1.3)
Labor and related expenses	32,114	30.4	32,412	29.4	(298)	(0.9)
Occupancy expenses	15,230	14.4	14,985	13.6	245	1.6
Other operating expenses	11,816	11.2	12,793	11.6	(977)	(7.6)
General and administrative expenses	13,843	13.1	13,440	12.2	403	3.0
Depreciation expense	5,585	5.3	5,858	5.3	(273)	(4.7)
Pre-opening costs	—	*	68	*	(68)	(100.0)
Impairment and loss on disposal of property and equipment	246	0.2	2,057	1.9	(1,811)	(88.0)
Total expenses	107,098	>100	110,252	99.9	(3,154)	(2.9)
Income (loss) from operations	(1,468)	(1.4)	95	*	(1,563)	>(100)

Interest expense	35	*	28	*	7	25.0
Income (loss) before income taxes	(1,503)	(1.4)	67	*	(1,570)	>(100)
Income tax benefit (expense)	246	0.2	302	0.3	(56)	(18.5)
Net loss	(1,749)	(1.7)	(235)	(0.2)	(1,514)	>100
Net income attributable to non-controlling interest	117	0.1	125	0.1	(8)	(6.4)
Net loss attributable to Potbelly Corporation	$(1,866)	(1.8)%	$(360)	(0.3)%	$(1,506)	>100%

*	Amount is less than 0.1%

Revenues

Total revenues decreased by $4.7 million, or 4.3%, to $105.6 million during the 13 weeks ended June 30, 2019, from $110.3 million during the 13 weeks ended July 1, 2018. The revenue decrease was driven by a $4.3 million, or 4.0%, decrease in sales from company-operated comparable store shops and a decrease in sales of $2.0 million from shops that have closed. These decreases were partially offset by an increase in sales from shops not yet in our company-operated comparable store sales base and shops that opened in 2019.

Cost of Goods Sold

Cost of goods sold decreased by $0.4 million, or 1.3%, to $28.3 million during the 13 weeks ended June 30, 2019, from $28.6 million during the 13 weeks ended July 1, 2018. This decrease was primarily driven by a decrease in shop revenue. As a percentage of revenues, cost of goods sold increased to 26.8% during the 13 weeks ended June 30, 2019, from 26.0% during the 13 weeks ended July 1, 2018, primarily driven by higher discounting and cost inflation in certain products, partially offset by certain menu price increases.

Labor and Related Expenses

Labor and related expenses decreased by $0.3 million, or 0.9%, to $32.1 million during the 13 weeks ended June 30, 2019, from $32.4 million during the 13 weeks ended July 1, 2018, primarily due to a decrease in expense from closed shops and labor management, partially offset by inflationary wage increases in certain states. As a percentage of revenues, labor and related expenses increased to 30.4% during the 13 weeks ended June 30, 2019, from 29.4% during the 13 weeks ended July 1, 2018, primarily driven by inflationary wage increases in certain states and sales deleverage in certain labor related costs, which was partially offset by a decrease in expense from closed shops.

Occupancy Expenses

Occupancy expenses increased by $0.2 million, or 1.6%, to $15.2 million during the 13 weeks ended June 30, 2019, from $15.0 million during the 13 weeks ended July 1, 2018 primarily due to inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance, partially offset by shop closures. As a percentage of revenues, occupancy expenses increased to 14.4% during the 13 weeks ended June 30, 2019, from 13.6% during the 13 weeks ended July 1, 2018, primarily due to sales deleverage and inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance.

Other Operating Expenses

Other operating expenses decreased by $1.0 million, or 7.6%, to $11.8 million during the 13 weeks ended June 30, 2019, from $12.8 million during the 13 weeks ended July 1, 2018. The decrease was primarily attributable to a decrease in music, utilities, and supplies, partially offset by an increase in delivery and third-party sales expense. As a percentage of revenues, other operating expenses decreased slightly to 11.2% during the 13 weeks ended June 30, 2019, from 11.6% during the 13 weeks ended July 1, 2018, primarily driven by sales deleverage in operating expense items such as utilities and other expenses not directly variable with sales.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million, or 3.0%, to $13.8 million during the 13 weeks ended June 30, 2019, from $13.4 million during the 13 weeks ended July 1, 2018. The increase was driven primarily by an increase in advertising, professional services, and lease exit costs, partially offset by a decrease in restructuring costs, stock-based compensation expense and performance-based incentive expenses. As a percentage of revenues, general and administrative expenses increased to 13.1% during the 13 weeks ended June 30, 2019, from 12.2% during the 13 weeks ended July 1, 2018, primarily due to an increase in advertising, professional services and lease exit costs, partially offset by a decrease in restructuring costs, stock-based compensation expense and performance-based incentive expenses.

Depreciation Expense

Depreciation expense decreased by $0.3 million, or 4.7%, to $5.6 million during the 13 weeks ended June 30, 2019, from $5.9 million during the 13 weeks ended July 1, 2018. The decrease was driven primarily by a lower depreciable base related to impairment charges taken subsequent to the 13 weeks ended July 1, 2018, as well as lower depreciation associated with longer expected useful lives for leasehold improvements at new shops and leasehold improvements at legacy shops with shorter expected useful lives being fully depreciated. These decreases were partially offset by existing shop capital investments and investments in technology such as the mobile application, which increased the depreciable base. As a percentage of revenues, depreciation was 5.3% during the 13 weeks ended June 30, 2019, and the 13 weeks ended July 1, 2018.

Pre-Opening Costs

Pre-opening costs were $0 during the 13 weeks ended June 30, 2019 and $68 thousand during the 13 weeks ended July 1, 2018. The decrease was due to no new company-operated shop openings in the second quarter of 2019.

Impairment and Loss on Disposal of Property and Equipment and Right-of-Use Lease Assets

Impairment and loss on disposal of property and equipment and right-of-use lease assets decreased to $0.2 million during the 13 weeks ended June 30, 2019, from $2.1 million during the 13 weeks ended July 1, 2018. After performing periodic reviews of Company shops during the second quarter of 2019, it was determined that indicators of impairment were present for certain shops. The Company performed impairment analyses related to these shops and recorded an impairment charge of $0.2 million for the excess of the carrying amount recorded on the balance sheet over the shops’ estimated fair value. The Company performs impairment analyses on a quarterly basis, which involves significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on the Company’s current projections, no impairment beyond what has already been recorded has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

Interest Expense

Interest expense was $35 thousand during the 13 weeks ended June 30, 2019 and $28 thousand during the 13 weeks ended July 1, 2018.

Income Tax Expense

Income tax expense was $0.2 million for the 13 weeks ended June 30, 2019, compared to expense of $0.3 million for the 13 weeks ended July 1, 2018.

26 Weeks Ended June 30, 2019 Compared to 26 Weeks Ended July 1, 2018

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 26 Weeks Ended
	June 30, 2019	% of Revenues	July 1, 2018	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$202,059	99.2%	$211,628	99.2%	$(9,569)	(4.5)%
Franchise royalties and fees	1,658	0.8	1,636	0.8	22	1.3%
Total revenues	203,717	100.0	213,264	100.0	(9,547)	(4.5)

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	54,242	26.6	55,275	25.9	(1,033)	(1.9)
Labor and related expenses	64,087	31.5	63,991	30.0	96	0.2
Occupancy expenses	29,607	14.5	29,711	13.9	(104)	(0.4)
Other operating expenses	23,961	11.8	25,293	11.9	(1,332)	(5.3)
General and administrative expenses	26,552	13.0	25,628	12.0	924	3.6
Depreciation expense	11,121	5.5	11,684	5.5	(563)	(4.8)
Pre-opening costs	10	*	136	*	(126)	(92.6)
Impairment and loss on disposal of property and equipment	328	0.2	4,081	1.9	(3,753)	(92.0)
Total expenses	209,908	>100	215,799	>100	(5,891)	(2.7)
Income (loss) from operations	(6,191)	(3.0)	(2,535)	(1.2)	(3,656)	>100

Interest expense	67	*	55	*	12	21.8
Income (loss) before income taxes	(6,258)	(3.1)	(2,590)	(1.2)	(3,668)	>100
Income tax expense (benefit)	13,865	6.8	(202)	*	14,067	>(100)
Net income (loss)	(20,123)	(9.9)	(2,388)	(1.1)	(17,735)	>100
Net income attributable to non- controlling interests	182	*	166	*	16	9.6
Net income (loss) attributable to Potbelly Corporation	$(20,305)	(10.0)%	$(2,554)	(1.2)%	$(17,751)	>100

*	Amount is less than 0.1%

Revenues

Total revenues decreased by $9.5 million, or 4.5%, to $203.7 million during the 26 weeks ended June 30, 2019, from $213.3 million during the 26 weeks ended July 1, 2018. The revenue decrease was driven by a $9.0 million, or 4.4%, decrease in sales from company-operated comparable store shops and a decrease in sales of $3.9 million from shops that have closed. These decreases were partially offset by an increase in sales from shops not yet in our company-operated comparable store sales base and shops that opened in 2019.

Cost of Goods Sold

Cost of goods sold decreased by $1.0 million, or 1.9%, to $54.2 million during the 26 weeks ended June 30, 2019, from $55.3 million during the 26 weeks ended July 1, 2018. This decrease was primarily driven by a decrease in shop revenue. As a percentage of revenues, cost of goods sold increased to 26.6% during the 26 weeks ended June 30, 2019, from 25.9% during the 26 weeks ended July 1, 2018, primarily driven by higher discounting and cost inflation in certain products, partially offset by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $0.1 million, or 0.2%, to $64.1 million during the 26 weeks ended June 30, 2019, from $64.0 million during the 26 weeks ended July 1, 2018. As a percentage of revenues, labor and related expenses increased to 31.5% during the 26 weeks ended June 30, 2019, from 30.0% during the 26 weeks ended July 1, 2018. These increases were primarily driven by inflationary wage increases in certain states and sales deleverage in certain labor related costs, which was partially offset by a decrease in expense from closed shops and labor management.

Occupancy Expenses

Occupancy expenses decreased by $0.1 million, or 0.4%, to $29.6 million during the 26 weeks ended June 30, 2019, from $29.7 million during the 26 weeks ended July 1, 2018, primarily due to a decrease in occupancy expenses related to closed shops. This decrease was partially offset by inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance. As a percentage of revenues, occupancy expenses increased to 14.5% during the 26 weeks ended June 30, 2019, from 13.9% during the 26 weeks ended July 1, 2018, primarily due to sales deleverage and inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance.

Other Operating Expenses

Other operating expenses decreased by $1.3 million, or 5.3%, to $24.0 million during the 26 weeks ended June 30, 2019, from $25.3 million during the 26 weeks ended July 1, 2018. The decrease was primarily attributable to items such as music, supplies, utilities and certain other expenses. As a percentage of revenues, other operating expenses decreased to 11.8% during the 26 weeks ended June 30, 2019, from 11.9% during the 26 weeks ended July 1, 2018. This slight decrease was primarily driven by music, supplies, utilities and other expenses not directly variable with sales.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million, or 3.6%, to $26.6 million during the 26 weeks ended June 30, 2019, from $25.6 million during the 26 weeks ended July 1, 2018. As a percentage of revenues, general and administrative expenses increased to 13.0% during the 26 weeks ended June 30, 2019, from 12.0% during the 26 weeks ended July 1, 2018. These increases was driven primarily by an increase in advertising, professional services, and lease exit costs, partially offset by a decrease in restructuring costs, stock-based compensation expense and performance-based incentive expenses.

Depreciation Expense

Depreciation expense decreased by $0.6 million, or 4.8%, to $11.1 million during the 26 weeks ended June 30, 2019, from $11.7 million during the 26 weeks ended July 1, 2018, driven primarily by a lower depreciable base related to impairment charges taken subsequent to the 26 weeks ended July 1, 2018, as well as lower depreciation associated with longer expected useful lives for leasehold improvements and leasehold improvements at legacy shops with shorter expected useful lives being fully depreciated. These decreases were partially offset by existing shop capital investments and investments in technology such as the mobile application, which increased the depreciable base. As a percentage of revenues, depreciation was 5.5% during the 26 weeks ended June 30, 2019, and the 26 weeks ended July 1, 2018.

Pre-Opening Costs

Pre-opening costs decreased by $0.1 million, or 92.6%, to $10 thousand during the 26 weeks ended June 30, 2019, from $0.1 million during the 26 weeks ended July 1, 2018. The decrease was driven primarily by fewer shops opened during the 26 weeks ended June 30, 2019 compared to the 26 weeks ended July 1, 2018.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment decreased to $0.3 million during the 26 weeks ended June 30, 2019, compared to $4.1 million during the 26 weeks ended July 1, 2018. After performing periodic reviews of Company shops during the first and second quarter of 2019, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed impairment analyses related to these shops and recorded impairment charges of $0.2 million for the excess of the carrying amount recorded on our balance sheet over the shops’ estimated fair value. We perform impairment analyses on a quarterly basis, which involve significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on our current projections, no impairment beyond what has already been recorded has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

Interest Expense

Interest expense was $67 thousand for the 26 weeks ended June 30, 2018 and $55 thousand for the 26 weeks ended July 1, 2018.

Income Tax Expense (Benefit)

Income tax expense increased by $14.1 million, or more than 100%, to $13.9 million for the 26 weeks ended June 30, 2019, from a benefit of $0.2 million for the 26 weeks ended July 1, 2018. The change was primarily attributable to the valuation allowance on deferred tax assets recorded by the Company during the first quarter of 2019, as a result of the changes in projected taxable income for 2019. The Company estimates it will be in a cumulative loss position as of December 29, 2019.  Therefore, the Company determined that the negative evidence outweighed the positive evidence and, therefore, recorded a full valuation allowance against its net deferred tax assets. The Company recorded a non-cash charge to income tax expense of $13.6 million related to the recognition of the valuation allowance and did not provide for an income tax benefit on the pre-tax loss recorded for the 26 weeks ended June 30, 2019. This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood of the realization of its deferred tax assets at the end of each reporting period and the valuation allowance will be adjusted accordingly.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 26 Weeks Ended
	June 30,	July 1,
	2019	2018
Net cash provided by (used in):
Operating activities	$6,988	$17,867
Investing activities	(5,230)	(11,614)
Financing activities	(3,467)	2,527
Net increase (decrease) in cash	$(1,709)	$8,780

Operating Activities

Net cash provided by operating activities decreased to $7.0 million for the 26 weeks ended June 30, 2019, from $17.9 million for the 26 weeks ended July 1, 2018. The $10.9 million decrease was primarily driven by an increase in loss from operations, as well as timing of payment for certain liabilities.

Investing Activities

Net cash used in investing activities decreased to $5.2 million for the 26 weeks ended June 30, 2019, from $11.6 million for the 26 weeks ended July 1, 2018. The decrease was primarily due to fewer shops opened and under construction during the 26 weeks ended June 30, 2019 compared to the 26 weeks ended July 1, 2018.

Financing Activities

Net cash used in financing activities was $3.5 million for the 26 weeks ended June 30, 2019, compared to net cash provided by financing activities of $2.5 million for the 26 weeks ended July 1, 2018. The change in financing cash was primarily driven by $6.6 million decrease in proceeds from the exercise of stock options during the 26 weeks ended June 30, 2019.

Stock Repurchase Program

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. Under the program, for the 26 weeks ended June 30, 2019, the Company repurchased 485,659 shares of its common stock for approximately $3.5 million under the stock repurchase program, including cost and commission, in open market transactions. The number of shares of common stock repurchased in the future, and the timing and price of repurchases, will depend upon market conditions, liquidity needs and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

Credit Facility

On August 7, 2019, the Company entered into a second amended and restated revolving credit facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. that expires in July 2022. The Credit Agreement amended and restated that certain amended and restated revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan Chase Bank, N.A. The Credit Agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $40 million, with possible future increases of up to $20 million under an expansion feature. Borrowings under the credit facility generally bear interest at the Company’s option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon the Company’s consolidated total leverage ratio. On the last day of each calendar quarter, the Company is required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility. So long as certain total leverage ratios, EBITDA thresholds and minimum liquidity requirements are met and no default or event of default has occurred or would result, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make, provided that proceeds of the loans under the credit agreement may not be used for purposes of making restricted payments.

The Prior Credit Agreement provided, among other things, for a revolving credit facility in a maximum principal amount of $50.0 million, with possible future increases to $75.0 million under an expansion feature. Borrowings under the credit facility generally bore interest at our option at either (i) a eurocurrency rate determined by reference to the applicable London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.00% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin was determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, the Company was required to pay a commitment fee ranging from 0.125% to 0.20% per annum in respect of any unused commitments under the credit facility, with the specific rate determined based upon our consolidated total leverage ratio. As long as the leverage ratios were met, there was no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may have made.  As of the 26 weeks ended June 30, 2019, the Company had no amounts outstanding under the Prior Credit Agreement.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company does not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
April 1, 2019 - April 28, 2019	95,000	$9.03	95,000	$40,186,965
April 29, 2019 - May 26, 2019	99,900	$6.98	99,900	$39,489,427
May 27, 2019 - June 30, 2019	157,630	$4.89	155,759	$38,728,687
Total:	352,530		350,659

(1)	Average price paid per share excludes commissions.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 7, 2019, the Company entered into a second amended and restated revolving credit facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. that expires in July 2022. The Credit Agreement amended and restated that certain amended and restated revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan Chase Bank, N.A. The Credit Agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $40 million, with possible future increases of up to $20 million under an expansion feature. Borrowings under the credit facility generally bear interest at the Company’s option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) a prime rate as announced by JP Morgan Chase plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon the Company’s consolidated total leverage ratio. On the last day of each calendar quarter, the Company is required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility. So long as certain total leverage ratios and minimum liquidity requirements, EBITDA thresholds and minimum liquidity requirements are met and no default or event of default has occurred or would result, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make, provided that proceeds of the loans under the credit agreement may not be used for purposes of making restricted payments.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

10.1*

Second Amended and Restated Credit Agreement, dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger

10.2*	Potbelly Corporation Non-Employee Director Compensation Plan †

10.3	Potbelly Corporation 2019 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed on May 21, 2019 and incorporated by reference). †

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTBELLY CORPORATION

Date: August 8, 2019	By:	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer
(Principal Financial Officer)