Form 10-Q
period 2019-09-29
POTBELLY CORP
filed 2019-11-05
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of October 27, 2019, the registrant had 23,607,518 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Potbelly Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value data, unaudited)

	September 29,	December 30,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$15,758	$19,775
Accounts receivable, net of allowances of $204 and $113 as of September 29, 2019 and December 30, 2018, respectively	5,084	4,737
Inventories	3,317	3,482
Prepaid expenses and other current assets	7,934	11,426
Total current assets	32,093	39,420

Property and equipment, net	79,626	87,782
Right-of-use assets for operating leases	212,261	—
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred income taxes	—	13,385
Deferred expenses, net and other assets	3,957	7,002
Total assets	$333,563	$153,215

Liabilities and Equity
Current liabilities
Accounts payable	$4,607	$3,835
Accrued expenses	19,421	25,029
Short-term operating lease liabilities	28,998	—
Accrued income taxes	177	162
Total current liabilities	53,203	29,026

Deferred rent and landlord allowances	—	22,905
Long-term operating lease liabilities	207,196	—
Other long-term liabilities	2,988	5,751
Total liabilities	263,387	57,682

Commitments and contingencies (Note 10)

Equity
Common stock, $0.01 par value—authorized 200,000,000 shares; outstanding 23,607,518 and 24,142,586 shares as of September 29, 2019 and December 30, 2018, respectively	331	330
Additional paid-in-capital	434,853	432,771
Treasury stock, held at cost, 9,453,894 and 8,801,154 shares as of September 29, 2019, and December 30, 2018, respectively	(112,624)	(108,372)
Accumulated deficit	(252,749)	(229,558)
Total stockholders’ equity	69,811	95,171
Non-controlling interest	365	362
Total equity	70,176	95,533

Total liabilities and equity	$333,563	$153,215

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data, unaudited)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Revenues
Sandwich shop sales, net	$103,560	$106,238	$305,619	$317,866
Franchise royalties and fees	678	758	2,336	$2,394
Total revenues	104,238	106,996	307,955	320,260

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	27,540	28,455	81,782	83,730
Labor and related expenses	32,430	32,376	96,517	96,367
Occupancy expenses	14,850	15,076	44,457	44,787
Other operating expenses	13,274	13,357	37,235	38,650
General and administrative expenses	11,256	10,087	37,808	35,715
Depreciation expense	5,365	5,847	16,486	17,531
Pre-opening costs	16	109	26	245
Impairment and loss on disposal of property and equipment	1,650	4,386	1,978	8,467
Total expenses	106,381	109,693	316,289	325,492
Loss from operations	(2,143)	(2,697)	(8,334)	(5,232)

Interest expense	28	54	95	109
Loss before income taxes	(2,171)	(2,751)	(8,429)	(5,341)
Income tax expense (benefit)	66	(909)	13,931	(1,111)
Net loss	(2,237)	(1,842)	(22,360)	(4,230)
Net income attributable to non-controlling interest	118	119	300	285
Net loss attributable to Potbelly Corporation	$(2,355)	$(1,961)	$(22,660)	$(4,515)

Net loss per common share attributable to common stockholders:
Basic	$(0.10)	$(0.08)	$(0.95)	$(0.18)
Diluted	$(0.10)	$(0.08)	$(0.95)	$(0.18)
Weighted average shares outstanding:
Basic	23,740,005	25,369,281	23,927,046	25,355,174
Diluted	23,740,005	25,369,281	23,927,046	25,355,174

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts in thousands, except share data, unaudited)

For the 13 weeks ended:	Common Stock		Treasury	Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Capital	Deficit	Interest	Total Equity
Balance at July 1, 2018	25,651,953	327	(88,827)	430,643	(223,234)	425	$119,334
Net income (loss)	—	—	—	—	(1,961)	119	(1,842)
Stock-based compensation plans	150,287	2	—	1,421	—	—	1,423
Repurchases of common stock	(699,901)	—	(8,965)	—	—	—	(8,965)
Distributions to non-controlling interest	—	—	—	—	—	(151)	(151)
Contributions from non-controlling interest	—	—	—	—	—	20	20
Stock-based compensation expense	—	—	—	265	—	—	265
Balance at September 30, 2018	25,102,339	$329	$(97,792)	$432,329	$(225,195)	$413	$110,084

Balance at June 30, 2019	23,768,375	$331	$(111,874)	$434,407	$(250,394)	$406	$72,876
Net income (loss)	—	—	—	—	(2,355)	118	(2,237)
Stock-based compensation plans	1,305	—	—	—	—	—	—
Repurchases of common stock	(162,162)	—	(750)	—	—	—	(750)
Distributions to non-controlling interest	—	—	—	—	—	(159)	(159)
Stock-based compensation expense	—	—	—	446	—	—	446
Balance at September 29, 2019	23,607,518	$331	$(112,624)	$434,853	$(252,749)	$365	$70,176

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts in thousands, except share data, unaudited)

For the 39 weeks ended:	Common Stock		Treasury	Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Capital	Deficit	Interest	Total Equity
Balance at December 31, 2017	24,999,688	318	(85,262)	421,657	(219,990)	515	$117,238
Cumulative impact of Topic 606, net of tax of $250	—	—	—	—	(690)	—	(690)
Net income (loss)	—	—	—	—	(4,515)	285	(4,230)
Stock-based compensation plans	1,075,662	11	—	8,156	—	—	8,167
Repurchases of common stock	(964,240)	—	(12,414)	—	—	—	(12,414)
Distributions to non-controlling interest	—	—	—	—	—	(407)	(407)
Contributions from non-controlling interest	—	—	—	—	—	20	20
Treasury shares used for stock-based plans	(8,771)	—	(116)	—	—	—	(116)
Stock-based compensation expense	—	—	—	2,516	—	—	2,516
Balance at September 30, 2018	25,102,339	$329	$(97,792)	$432,329	$(225,195)	$413	$110,084

Balance at December 30, 2018	24,142,586	$330	$(108,372)	$432,771	$(229,558)	$362	$95,533
Cumulative impact of Topic 842, net of tax of $196	—	—	—	—	(531)	—	$(531)
Net income (loss)	—	—	—	—	(22,660)	300	(22,360)
Stock-based compensation plans	117,672	1	—	172	—	—	173
Repurchases of common stock	(647,821)	—	(4,217)	—	—	—	(4,217)
Distributions to non-controlling interest	—	—	—	—	—	(336)	(336)
Contributions from non-controlling interest	—	—	—	—	—	39	39
Treasury shares used for stock-based plans	(4,919)	—	(35)	—	—	—	(35)
Stock-based compensation expense	—	—	—	1,910	—	—	1,910
Balance at September 29, 2019	23,607,518	$331	$(112,624)	$434,853	$(252,749)	$365	$70,176

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 39 Weeks Ended
	September 29,	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,360)	$(4,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	16,486	17,531
Noncash lease expense	21,246	—
Deferred income tax	13,804	(98)
Stock-based compensation expense	1,910	2,516
Asset impairment, store closure and disposal of property and equipment	2,012	8,666
Other operating activities	33	691
Changes in operating assets and liabilities:
Accounts receivable, net	(347)	(516)
Inventories	165	65
Prepaid expenses and other assets	3,565	(2,015)
Accounts payable	763	(201)
Operating lease liabilities	(23,046)	—
Accrued expenses and other liabilities	(4,368)	244
Net cash provided by operating activities:	9,863	22,653

Cash flows from investing activities:
Purchases of property and equipment	$(9,533)	$(16,722)
Net cash used in investing activities:	(9,533)	(16,722)

Cash flows from financing activities:
Debt issuance costs	$(40)	$—
Proceeds from exercise of stock options	173	8,167
Employee taxes on certain stock-based payment arrangements	(35)	(116)
Treasury stock repurchases	(4,147)	(12,414)
Distributions to non-controlling interest	(337)	(407)
Contributions from non-controlling interest	39	20
Net cash used in financing activities:	(4,347)	(4,750)

Net increase (decrease) in cash and cash equivalents	(4,017)	1,181
Cash and cash equivalents at beginning of period	19,775	25,530
Cash and cash equivalents at end of period	$15,758	$26,711

Supplemental cash flow information:
Income taxes paid	$180	$249
Interest paid	66	85
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$433	$1,178

See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company” or “Potbelly”), through its wholly owned subsidiaries, owns or operates more than 400 company-owned shops in the United States. Additionally, Potbelly franchisees operate over 40 shops in the United States.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2018. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s balance sheet as of September 29, 2019 and December 30, 2018, its statement of operations for the 13 and 39 weeks ended September 29, 2019 and September 30, 2018, the statement of equity for the 13 and 39 weeks ended September 29, 2019 and September 30, 2018, and its statement of cash flows for the 39 weeks ended September 29, 2019 and September 30, 2018 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

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

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2019 and 2018 both consist of 52 weeks. The fiscal quarters ended September 29, 2019 and September 30, 2018 each consisted of 13 weeks.

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

(2) Revenue

Potbelly primarily earns revenue at a point in time through sales at our sandwich shop locations and records such revenue net of sales-related taxes collected from customers. The payment on these sales is due at the time of the customer’s purchase. The Company also receives royalties from franchisees on their respective sales, which are recognized at the point in time the sale is made and invoiced weekly. Potbelly also records revenue from sales over time related to upfront franchise fees, gift card redemptions and breakage. For the 13 and 39 weeks ended September 29, 2019, revenue recognized from all revenue sources on point in time sales was $103.9 million and $307.2 million, respectively, and revenue recognized from sales over time was $0.4 million and $0.8 million, respectively. For the 13 and 39 weeks ended September 30, 2018, revenue recognized from all revenue sources on point in time sales was $106.9 million and $319.8 million, respectively, and revenue recognized from sales over time was $0.1 million and $0.5 million, respectively.

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

Contract Liabilities

As described above, the Company records current and noncurrent contract liabilities for upfront franchise fees and gift cards.  There are no other contract liabilities or contract assets recorded by the Company. The opening and closing balances of the Company’s current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 31, 2018	$(2,184)	$(1,631)
Ending balance as of September 29, 2019	(1,632)	(1,755)
Increase (decrease) in contract liability	$(552)	$124

The aggregate value of remaining performance obligations on outstanding contracts was $3.4 million as of September 29, 2019. The Company expects to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2019	$481
2020	581
2021	266
2022	211
2023	204
Thereafter	1,644
Total revenue recognized	$3,387

For the 13 and 39 weeks ended September 29, 2019, the amount of revenue recognized related to the December 31, 2018 liability ending balance was $0.2 million and $1.7 million, respectively. For the 13 and 39 weeks ended September 30, 2018, the amount of revenue recognized related to the January 1, 2018 liability ending balance was $0.3 million and $1.8 million, respectively. This revenue related to the recognition of gift card redemptions and upfront franchise fees. For the 39 weeks ended September 29, 2019 and the 39 weeks ended September 30, 2018, the Company did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.

(3) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. At transition of adoption to ASC 842, the Company impaired $0.7 million of pre-tax right-of-use assets related to previously impaired shops. This amount is recorded, net of tax, as an opening reduction to retained earnings. After performing a periodic review of the Company’s shops during the 13 and 39 weeks ended September 29, 2019, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis related to these shops and recorded an impairment charge of $1.5 million and $1.7 million for the 13 and 39 weeks ended September 29, 2019.  The Company recorded an impairment charge of $4.4 million and $8.5 million for the 13 and 39 weeks ended September 30, 2018, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

(4) Loss Per Share

Basic and diluted income per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the 13 and 39 weeks ended September 29, 2019, and September 30, 2018, the Company had a loss per share, and therefore potentially dilutive shares were excluded from the calculation.

The following table summarizes the loss per share calculation:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Net loss attributable to Potbelly Corporation	$(2,355)	$(1,961)	$(22,660)	$(4,515)
Weighted average common shares outstanding-basic	23,740,005	25,369,281	23,927,046	25,355,174
Plus: Effect of potential stock options exercise	—	—	—	—
Weighted average common shares outstanding-diluted	23,740,005	25,369,281	23,927,046	25,355,174
Loss per share available to common stockholders-basic	$(0.10)	$(0.08)	$(0.95)	$(0.18)
Loss per share available to common stockholders-diluted	$(0.10)	$(0.08)	$(0.95)	$(0.18)
Potentially dilutive shares that are considered anti-dilutive:
Common share options	2,333,340	2,050,503	2,365,624	2,569,808

(5) Income Taxes

Our interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that occur during the quarter. The difference between the effective tax rate in 2019 and 2018 is the recording of the valuation allowance in the first quarter of 2019.

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of its deferred tax assets will not be realized.  In its assessment, the Company considered recent financial operating results, the change in projected future taxable income for fiscal year 2019, the reversal of existing taxable temporary differences, and tax planning strategies.  As a result of the changes in projected taxable income for 2019, the Company estimated it would be in a cumulative loss position as of December 29, 2019.  Therefore, the Company determined that the negative evidence outweighed the positive evidence and, therefore, recorded a full valuation allowance against its net deferred tax assets during the 13 weeks ended March 31, 2019. The Company recorded a non-cash charge to income tax expense of $13.6 million related to the recognition of the valuation allowance during the first quarter of 2019 and continues to record a valuation allowance against all of our deferred tax assets as of September 29, 2019.  The Company did not provide for an income tax benefit on the pre-tax loss recorded for the 13 weeks and 39 weeks ended September 29, 2019. This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood of the realization of its deferred tax assets at the end of each reporting period and the valuation allowance will be adjusted accordingly.

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

Supplemental balance sheet information related to leases was as follows:

		September 29,
Operating Leases	Classification	2019
Right-of-use assets	Right-of-use assets for operating leases	$212,261
Short-term lease liabilities	Short-term operating lease liabilities	28,998
Long-term lease liabilities	Long-term operating lease liabilities	207,196
Total lease liabilities		236,194

Operating lease term and discount rate were as follows:

September 29,
2019
Weighted average remaining lease term (years)	8.59
Weighted average discount rate	8.00%

Certain of the Company’s operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops.  Pass-through charges and payments based on percentage rent are included within variable lease cost.

The components of lease cost were as follows:

		13 weeks ending	39 weeks ending
		September 29,	September 29,
	Classification	2019	2019
Operating lease cost	Occupancy and General and administrative expenses	11,187	33,793
Variable lease cost	Occupancy	3,277	10,430
Total lease cost		$14,464	$44,223

Supplemental disclosures of cash flow information related to leases were as follows:

	13 weeks ending	39 weeks ending
	September 29,	September 29,
	2019	2019
Operating cash flows rent paid for operating lease liabilities	11,762	35,488
Operating right-of-use assets obtained in exchange for new operating lease liabilities	4,745	8,402
Reduction in operating right-of-use assets due to lease terminations	(659)	(6,506)

As of September 29, 2019, the Company has additional operating lease payments related to shops not yet open of $4.3 million. These operating leases will commence during the next fiscal year with an average lease term of 12 years.

Maturities of lease liabilities were as follows as of September 29, 2019:

Operating Leases
Remainder of 2019	11,123
2020	46,672
2021	42,581
2022	37,033
2023	32,309
2024	29,207
Thereafter	137,063
Total lease payments	335,988
Less: imputed interest	(99,794)
Present value of lease liabilities	$236,194

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of lease liabilities were as follows as of December 30, 2018:

Operating Leases
2019	47,918
2020	45,828
2021	41,497
2022	36,120
2023	31,060
Thereafter	138,928
Total minimum lease payments	341,351

(7) Debt and Credit Facilities

On August 7, 2019, the Company entered into a second amended and restated revolving credit facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”) that expires in July 2022. The Credit Agreement amends and restates that certain amended and restated revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. The Credit Agreement provides, among other things, for a revolving credit facility in a maximum principal amount $40 million, with possible future increases of up to $20 million under an expansion feature. Borrowings under the credit facility generally bear interest at the Company’s option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) a prime rate as announced by JP Morgan plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon the Company’s consolidated total leverage ratio. On the last day of each calendar quarter, the Company is required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility. So long as certain total leverage ratios, EBITDA thresholds and minimum liquidity requirements are met and no default or event of default has occurred or would result, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make, provided that proceeds of the loans under the Credit Agreement may not be used for purposes of making restricted payments. As of the 39 weeks ended September 29, 2019, the Company had no amounts outstanding under the Credit Agreement.

(8) Capital Stock

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions.  The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.  For the 13 weeks ended September 29, 2019, the Company repurchased 162,162 shares of its common stock for approximately $0.7 million under the stock repurchase program, including cost and commission, in open market transactions. For the 39 weeks ended September 29, 2019, the Company repurchased 647,821 shares of its common stock for approximately $4.2 million under the stock repurchase program, including cost and commission, in open market transactions. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

(9) Stock-Based Compensation

Stock options

On May 16, 2019, the Company’s stockholders approved the Potbelly Corporation 2019 Long-Term Incentive Plan (the “2019 Plan”) and, in connection therewith, all equity awards made after that date were made under the 2019 Plan. On June 10, 2019, the Company registered 1,200,000 shares of its common stock reserved for issuance under the 2019 Plan. All remaining shares of common stock reserved for issuance under the previous Amended and Restated 2013 Long-Term Incentive Plan (the “2013 Plan”) are available for issuance under the 2019 Plan and no future awards will be made under the 2013 Plan. The fair value of stock options is determined using the Black-Scholes option pricing model. There were no stock options granted during the 13 weeks and 39 weeks ended September 29, 2019.

A summary of stock option activity for the 39 weeks ended September 29, 2019 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 30, 2018	2,150	$11.49	$378	5.13
Granted	—	—
Exercised	(22)	7.93
Canceled	(260)	13.15
Outstanding—September 29, 2019	1,868	$11.30	$—	4.78
Exercisable—September 29, 2019	1,489	$11.03	$—	3.89

Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the 13 weeks and 39 weeks ended September 29, 2019, the Company recognized stock-based compensation expense related to stock options of $0.1 million and $0.7 million, respectively. For the 13 weeks and 39 weeks ended September 30, 2018, the Company recognized stock-based compensation expense related to stock options of $0.1 million and $1.1 million, respectively. As of September 29, 2019, unrecognized stock-based compensation expense for stock options was $1.1 million, which will be recognized through fiscal year 2022. The Company records stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.

Restricted stock units

The Company awards restricted stock units (“RSUs”) to certain employees of the Company and certain non-employee members of its Board of Directors. The Board of Director grants have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The employee grants vest in one-third increments over a three-year period. For the 13 weeks and 39 weeks ended September 29, 2019, the Company recognized stock-based compensation expense related to RSUs of $0.3 million and $1.2 million, respectively. For the 13 weeks and 39 weeks ended September 30, 2018, the Company recognized stock-based compensation expense related to RSUs of $0.1 million and $1.4 million, respectively. As of September 29, 2019, unrecognized stock-based compensation expense for RSUs was $1.8 million, which will be recognized though fiscal year 2022.

A summary of RSU activity for the 39 weeks ended September 29, 2019 is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 30, 2018	247	$11.99
Granted	331	6.80
Vested	(94)	6.10
Canceled	(23)	7.55
Non-vested as of September 29, 2019	461	$8.48

Performance stock units

The Company awards performance share units (“PSUs”) to eligible employees; the PSUs are subject to service and performance vesting conditions. In March of 2019 the Company issued 188,414 PSUs with a grant date fair value of $8.46 per share. The PSUs will vest based on the Company’s achievement of certain targets related to adjusted EBITDA and same store sales goals. The PSUs will vest fully on the third anniversary of the grant date. The quantity of shares that will vest ranges from 0% to 200% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. For the 13 weeks and 39 weeks ended September 29, 2019, the expense associated with the PSUs was not material.

(10) Commitments and Contingencies

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

The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 31, 2017	437	39	16	55	492
Shops opened	6	2	2	4	10
Shops closed	(8)	(2)	(4)	(6)	(14)
Shops as of September 30, 2018	435	39	14	53	488

Shops as of December 30, 2018	437	41	8	49	486
Shops opened	1	6	—	6	7
Shops closed	(11)	(2)	(8)	(10)	(21)
Shops as of September 29, 2019	427	45	—	45	472

13 Weeks Ended September 29, 2019 Compared to 13 Weeks Ended September 30, 2018

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	September 29, 2019	% of Revenues	September 30, 2018	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$103,560	99.3%	$106,238	99.3%	$(2,678)	(2.5)%
Franchise royalties and fees	678	0.7	758	0.7	(80)	(10.6)
Total revenues	104,238	100.0	106,996	100.0	(2,758)	(2.6)

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	27,540	26.6	28,455	26.8	(915)	(3.2)
Labor and related expenses	32,430	31.3	32,376	30.5	54	0.2
Occupancy expenses	14,850	14.3	15,076	14.2	(226)	(1.5)
Other operating expenses	13,274	12.8	13,357	12.6	(83)	(0.6)

(Percentages stated as a percent of total revenues)
General and administrative expenses	11,256	10.8	10,087	9.4	1,169	11.6
Depreciation expense	5,365	5.1	5,847	5.5	(482)	(8.2)
Pre-opening costs	16	*	109	0.1	(93)	(85.3)
Impairment and loss on disposal of property and equipment	1,650	1.6	4,386	4.1	(2,736)	(62.4)
Total expenses	106,381	>100	109,693	>100	(3,312)	(3.0)
Loss from operations	(2,143)	(2.1)	(2,697)	(2.5)	554	(20.5)

Interest expense	28	*	54	*	(26)	(48.1)
Loss before income taxes	(2,171)	(2.1)	(2,751)	(2.6)	580	(21.1)
Income tax benefit (expense)	66	*	(909)	(0.8)	975	>(100)
Net loss	(2,237)	(2.1)	(1,842)	(1.7)	(395)	21.4
Net income attributable to non- controlling interest	118	0.1	119	0.1	(1)	(0.8)
Net loss attributable to Potbelly Corporation	$(2,355)	(2.3)%	$(1,961)	(1.8)%	$(394)	20.1%

*	Amount is less than 0.1%

Revenues

Total revenues decreased by $2.8 million, or 2.6%, to $104.2 million during the 13 weeks ended September 29, 2019, from $107.0 million during the 13 weeks ended September 30, 2018. The revenue decrease was driven by a $3.1 million, or 3.0%, decrease in sales from company-operated comparable store shops and a decrease in sales of $1.6 million from shops that have closed. These decreases were partially offset by an increase in sales from shops not yet in our company-operated comparable store sales base and shops that opened in 2019.

Cost of Goods Sold

Cost of goods sold decreased by $0.9 million, or 3.2%, to $27.5 million during the 13 weeks ended September 29, 2019, from $28.5 million during the 13 weeks ended September 30, 2018. This decrease was primarily driven by a decrease in shop revenue. As a percentage of sandwich shop sales, cost of goods sold decreased to 26.6% during the 13 weeks ended September 29, 2019, from 26.8% during the 13 weeks ended September 30, 2018, primarily driven by menu price increases, partially offset by cost inflation in certain products.

Labor and Related Expenses

Labor and related expenses remained at $32.4 million during the 13 weeks ended September 29, 2019, compared to the 13 weeks ended September 30 2018, primarily due to inflationary wage increases in certain states which was offset by a decrease in expense from closed shops. As a percentage of sandwich shop sales, labor and related expenses increased to 31.3% during the 13 weeks ended September 29, 2019, from 30.5% during the 13 weeks ended September 30, 2018, primarily driven by inflationary wage increases in certain states and sales deleverage in certain labor related costs not directly variable with sales, partially offset by a decrease in expense from closed shops.

Occupancy Expenses

Occupancy expenses decreased by $0.2 million, or 1.5%, to $14.9 million during the 13 weeks ended September 29, 2019, from $15.1 million during the 13 weeks ended September 30, 2018 primarily due to shop closures, partially offset by inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance.  As a percentage of sandwich shop sales, occupancy expenses increased to 14.3% during the 13 weeks ended September 29, 2019, from 14.2% during the 13 weeks ended September 30, 2018, primarily due to sales deleverage and inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance.

Other Operating Expenses

Other operating expenses decreased by $0.1 million, or 0.6%, to $13.3 million during the 13 weeks ended September 29, 2019, from $13.4 million during the 13 weeks ended September 30, 2018. The decrease was primarily attributable to a decrease in music and certain items variable with sales, partially offset by higher expenses related to third-party delivery partnerships driven by increased sales in that channel. As a percentage of sandwich shop sales, other operating expenses increased slightly to 12.8% during the 13 weeks ended September 29, 2019, from 12.6% during the 13 weeks ended September 30, 2018, primarily driven by sales deleverage in operating expense items such as utilities and other expenses not directly variable with sales.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, or 11.6%, to $11.3 million during the 13 weeks ended September 29, 2019, from $10.1 million during the 13 weeks ended September 30, 2018. The increase was driven primarily by an increase in nonrecurring professional services fees, share-based compensation expense, and lease exit costs, partially offset by a decrease in advertising expenses. Regarding the nonrecurring professional service fees, $2.3 million was incurred during the 13 weeks ended September 29, 2019, and $0.8 million will be recognized in the following quarter. As a percentage of revenues, general and administrative expenses increased to 10.8% during the 13 weeks ended September 29, 2019, from 9.4% during the 13 weeks ended September 30, 2018, primarily due to an increase in professional services as well as sales deleverage and lease exit costs, partially offset by a decrease in advertising expenses.

Depreciation Expense

Depreciation expense decreased by $0.5 million, or 8.2%, to $5.4 million during the 13 weeks ended September 29, 2019, from $5.8 million during the 13 weeks ended September 30, 2018. The decrease was driven primarily by a lower depreciable base related to impairment charges taken subsequent to the 13 weeks ended September 30, 2018, as well as lower depreciation associated with longer expected useful lives for leasehold improvements at new shops and leasehold improvements at legacy shops with shorter expected useful lives being fully depreciated. These decreases were partially offset by existing shop capital investments and investments in technology such as the mobile application, which increased the depreciable base. As a percentage of revenues, depreciation was 5.1% during the 13 weeks ended September 29, 2019 and was 5.5% for the 13 weeks ended September 30, 2018.

Pre-Opening Costs

Pre-opening costs were $16 thousand during the 13 weeks ended September 29, 2019 and $109 thousand during the 13 weeks ended September 30, 2018. The decrease was due to no new company-owned shop openings in the third quarter of 2019.

Impairment and Loss on Disposal of Property and Equipment and Right-of-Use Lease Assets

Impairment and loss on disposal of property and equipment and right-of-use lease assets decreased to $1.7 million during the 13 weeks ended September 29, 2019, from $4.4 million during the 13 weeks ended September 30, 2018. After performing periodic reviews of Company shops during the third quarter of 2019, it was determined that indicators of impairment were present for certain shops. The Company performed impairment analyses related to these shops and recorded an impairment charge of $1.7 million for the excess of the carrying amount recorded on the balance sheet over the shops’ estimated fair value. The Company performs impairment analyses on a quarterly basis, which involves significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on the Company’s current projections, no impairment beyond what has already been recorded has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

Interest Expense

Interest expense was $28 thousand during the 13 weeks ended September 29, 2019 and $54 thousand during the 13 weeks ended September 30, 2018.

Income Tax Expense

Income tax expense was $66 thousand for the 13 weeks ended September 29, 2019, compared to an income tax benefit of $0.9 million for the 13 weeks ended September 30, 2018.

39 Weeks Ended September 29, 2019 Compared to 39 Weeks Ended September 30, 2018

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 39 Weeks Ended
	September 29, 2019	% of Revenues	September 30, 2018	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$305,619	99.2%	$317,866	99.3%	$(12,247)	(3.9)%
Franchise royalties and fees	2,336	0.8	2,394	0.7	(58)	(2.4)
Total revenues	307,955	100.0	320,260	100.0	(12,305)	(3.8)

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	81,782	26.8	83,730	26.3	(1,948)	(2.3)
Labor and related expenses	96,517	31.6	96,367	30.3	150	0.2
Occupancy expenses	44,457	14.5	44,787	14.1	(330)	(0.7)
Other operating expenses	37,235	12.2	38,650	12.2	(1,415)	(3.7)

(Percentages stated as a percent of total revenues)
General and administrative expenses	37,808	12.3	35,715	11.2	2,093	5.9
Depreciation expense	16,486	5.4	17,531	5.5	(1,045)	(6.0)
Pre-opening costs	26	*	245	*	(219)	(89.4)
Impairment and loss on disposal of property and equipment	1,978	0.6	8,467	2.6	(6,489)	(76.6)
Total expenses	316,289	>100	325,492	>100	(9,203)	(2.8)
Loss from operations	(8,334)	(2.7)	(5,232)	(1.6)	(3,102)	59.3

Interest expense	95	*	109	*	(14)	(12.8)
Loss before income taxes	(8,429)	(2.7)	(5,341)	(1.7)	(3,088)	57.8
Income tax expense (benefit)	13,931	4.5	(1,111)	(0.3)	15,042	>(100)
Net loss	(22,360)	(7.3)	(4,230)	(1.3)	(18,130)	>100
Net income attributable to non- controlling interests	300	*	285	*	15	5.3
Net loss attributable to Potbelly Corporation	$(22,660)	(7.4)%	$(4,515)	(1.4)%	$(18,145)	>100

*	Amount is less than 0.1%

Revenues

Total revenues decreased by $12.3 million, or 3.8%, to $308.0 million during the 39 weeks ended September 29, 2019, from $320.3 million during the 39 weeks ended September 30, 2018. The revenue decrease was driven by a $12.2 million, or 3.9%, decrease in sales from company-operated comparable store shops and a decrease in sales of $5.5 million from shops that have closed. These decreases were partially offset by an increase in sales from shops not yet in our company-operated comparable store sales base and shops that opened in 2019.

Cost of Goods Sold

Cost of goods sold decreased by $1.9 million, or 2.3%, to $81.8 million during the 39 weeks ended September 29, 2019, from $83.7 million during the 39 weeks ended September 30, 2018. This decrease was primarily driven by a decrease in shop revenue. As a percentage of sandwich shop sales, cost of goods sold increased to 26.8% during the 39 weeks ended September 29, 2019, from 26.3% during the 39 weeks ended September 30, 2018, primarily driven by higher discounting and cost inflation in certain products, partially offset by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $0.2 million, or 0.2%, to $96.5 million during the 39 weeks ended September 29, 2019, from $96.4 million during the 39 weeks ended September 30, 2018. As a percentage of sandwich shop sales, labor and related expenses increased to 31.6% during the 39 weeks ended September 29, 2019, from 30.3% during the 39 weeks ended September 30, 2018. These increases were primarily driven by inflationary wage increases in certain states and sales deleverage in certain labor related costs not directly variable with sales, which were partially offset by a decrease in expense from closed shops and labor management.

Occupancy Expenses

Occupancy expenses decreased by $0.3 million, or 0.7%, to $44.5 million during the 39 weeks ended September 29, 2019, from $44.8 million during the 39 weeks ended September 30, 2018, primarily due to a decrease in occupancy expenses related to closed shops. This decrease was partially offset by inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance. As a percentage of sandwich shop sales, occupancy expenses increased to 14.5% during the 39 weeks ended September 29, 2019, from 14.1% during the 39 weeks ended September 30, 2018, primarily due to sales deleverage and inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance.

Other Operating Expenses

Other operating expenses decreased by $1.4 million, or 3.7%, to $37.2 million during the 39 weeks ended September 29, 2019, from $38.7 million during the 39 weeks ended September 30, 2018. The decrease was primarily attributable to items such as music and certain items variable with sales, partially offset by higher expenses related to third-party delivery partnerships driven by increased sales in that channel. As a percentage of sandwich shop sales, other operating expenses were unchanged at 12.2% during both the 39 weeks ended September 29, 2019 and the 39 weeks ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million, or 5.9%, to $37.8 million during the 39 weeks ended September 29, 2019, from $35.7 million during the 39 weeks ended September 30, 2018. As a percentage of revenues, general and administrative expenses increased to 12.3% during the 39 weeks ended September 29, 2019, from 11.2% during the 39 weeks ended September 30, 2018. These increases were driven primarily by an increase in advertising, nonrecurring professional services fees, and lease exit costs, partially offset by a decrease in restructuring costs, stock-based compensation expense and performance-based incentive expenses.  Regarding the nonrecurring professional service fees, $2.3 million was incurred during the 39 weeks ended September 29, 2019, and $0.8 million will be recognized in the following quarter.

Depreciation Expense

Depreciation expense decreased by $1.0 million, or 6.0%, to $16.5 million during the 39 weeks ended September 29, 2019, from $17.5 million during the 39 weeks ended September 30, 2018, driven primarily by a lower depreciable base related to impairment charges taken subsequent to the 39 weeks ended September 30, 2018, as well as lower depreciation associated with longer expected useful lives for leasehold improvements and leasehold improvements at legacy shops with shorter expected useful lives being fully depreciated. These decreases were partially offset by existing shop capital investments and investments in technology such as the mobile application, which increased the depreciable base. As a percentage of revenues, depreciation was 5.4% during the 39 weeks ended September 29, 2019, and 5.5% for the 39 weeks ended September 30, 2018.

Pre-Opening Costs

Pre-opening costs decreased to $26 thousand during the 39 weeks ended September 29, 2019, from $245 thousand during the 39 weeks ended September 30, 2018. The decrease was driven primarily by fewer shops opened during the 39 weeks ended September 29, 2019 compared to the 39 weeks ended September 30, 2018.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment decreased to $2.0 million during the 39 weeks ended September 29, 2019, compared to $8.5 million during the 39 weeks ended September 30, 2018. After performing periodic reviews of Company shops during the first, second, and third quarter of 2019, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed impairment analyses related to these shops and recorded impairment charges of $2.0 million for the excess of the carrying amount recorded on our balance sheet over the shops’ estimated fair value. We perform impairment analyses on a quarterly basis, which involve significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on our current projections, no impairment beyond what has already been recorded has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

Interest Expense

Interest expense was $95 thousand for the 39 weeks ended September 29, 2019 and $109 thousand for the 39 weeks ended September 30, 2018.

Income Tax Expense (Benefit)

Income tax expense increased by $15.0 million to $13.9 million for the 39 weeks ended September 29, 2019, from a benefit of $1.1 million for the 39 weeks ended September 30, 2018. The change was primarily attributable to the valuation allowance on deferred tax assets recorded by the Company during the first quarter of 2019, as a result of the changes in projected taxable income for 2019. The Company estimated it would be in a cumulative loss position as of December 29, 2019.  Therefore, the Company determined that the negative evidence outweighed the positive evidence and, therefore, recorded a full valuation allowance against its net deferred tax assets. The Company recorded a non-cash charge to income tax expense of $13.6 million related to the recognition of the valuation allowance and did not provide for an income tax benefit on the pre-tax loss recorded for the 39 weeks ended September 29, 2019. This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood of the realization of its deferred tax assets at the end of each reporting period and the valuation allowance will be adjusted accordingly.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 39 Weeks Ended
	September 29,	September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$9,863	$22,653
Investing activities	(9,533)	(16,722)
Financing activities	(4,347)	(4,750)
Net increase (decrease) in cash	$(4,017)	$1,181

Operating Activities

Net cash provided by operating activities decreased to $9.9 million for the 39 weeks ended September 29, 2019, from $22.7 million for the 39 weeks ended September 30, 2018. The $12.8 million decrease was primarily driven by an increase in loss from operations, as well as timing of payment for certain liabilities.

Investing Activities

Net cash used in investing activities decreased to $9.5 million for the 39 weeks ended September 29, 2019, from $16.7 million for the 39 weeks ended September 30, 2018. The decrease was primarily due to fewer shops opened and under construction during the 39 weeks ended September 29, 2019 compared to the 39 weeks ended September 30, 2018.

Financing Activities

Net cash used in financing activities decreased to $4.3 million for the 39 weeks ended September 29, 2019, from $4.8 million for the 39 weeks ended September 30, 2018. The change in financing cash was primarily driven by an $8.3 million decrease in repurchases of treasury stock offset by an $8.0 million decrease in proceeds from the exercise of stock options during the 39 weeks ended September 29, 2019.

Stock Repurchase Program

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. Under the program, for the 39 weeks ended September 29, 2019, the Company repurchased 647,821 shares of its common stock for approximately $4.2 million under the stock repurchase program, including cost and commission, in open market transactions. The number of shares of common stock repurchased in the future, and the timing and price of repurchases, will depend upon market conditions, liquidity needs and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

Credit Facility

On August 7, 2019, the Company entered into a second amended and restated revolving credit facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”) that expires in July 2022. The Credit Agreement amends and restates that certain amended and restated revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. The Credit Agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $40 million, with possible future increases of up to $20 million under an expansion feature. Borrowings under the credit facility generally bear interest at the Company’s option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) a prime rate as announced by JPMorgan plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon the Company’s consolidated total leverage ratio. On the last day of each calendar quarter, the Company is required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility. So long as certain total leverage ratios, EBITDA thresholds and minimum liquidity requirements are met and no default or event of default has occurred or would result, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make, provided that proceeds of the loans under the Credit Agreement may not be used for purposes of making restricted payments. As of the 39 weeks ended September 29, 2019, the Company had no amounts outstanding under the Credit Agreement.

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

Off-Balance Sheet Arrangements

As of September 29, 2019, the Company does not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 29, 2019. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of September 29, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 10 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. There have been no material changes to our Risk Factors as previously reported.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended September 29, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
July 1, 2019 - July 28, 2019	—	$—	—	$38,728,687
July 29, 2019 - August 25, 2019	—	$—	—	$38,728,687
August 26, 2019 - September 29, 2019	162,162	$4.60	162,162	$37,981,933
Total:	162,162		162,162

(1)	Average price paid per share excludes commissions.
(2)

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act or in privately negotiated transactions). No time limit has been set for the completion of the repurchase program and the program may be suspended or discontinued at any time. See Note 8 for further information regarding the Company’s stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

10.1

Second Amended and Restated Credit Agreement, dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to Form 10-Q filed on August 8, 2019 and incorporated by reference).

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

POTBELLY CORPORATION

Date: November 5, 2019	By:	/s/ Thomas Fitzgerald
Thomas Fitzgerald
Chief Financial Officer
(Principal Financial Officer)