Form 10-K
period 2019-12-29
POTBELLY CORP
filed 2020-02-27
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36104

POTBELLY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4466837
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
111 N. Canal Street, Suite 850 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (312) 951-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PBPB	The NASDAQ Stock Market LLC
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

As of June 30th, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $116.7 million, based on the closing price of the registrant’s common stock on such date as reported on the Nasdaq Global Select Market. For the purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of January 26, 2020, 23,638,157 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Item 1A, which include, but are not limited to, the following:

•	competition in the restaurant industry, which is highly competitive and includes many larger, more well-established companies;

•	changes in economic conditions, including the effects of consumer confidence and discretionary spending;

•	our ability to successfully implement our business strategy;

•	the success of our initiatives to increase sales and traffic, including menu optimization, off-premises sales options and increased marketing and brand awareness programs;

•	the future cost and availability of credit, and the liquidity or operations of our suppliers and other service providers;

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

•	changes in consumer tastes and lack of acceptance or awareness of our brand in existing or new markets;

•	failure of our marketing efforts to attract and retain customers;

•

damage to our reputation caused by, for example, any perceived reduction in the quality of our food, service or staff or an adverse change in our culture, concerns regarding food safety and food-borne illness or adverse opinions about the health effects of our menu offerings;

•	local, regional, national and international economic and political conditions;

•	the seasonality of our business;

•	demographic trends;

•	traffic patterns and our ability to effectively respond in a timely manner to changes in traffic patterns;

•	the cost of advertising and media;

•	inflation or deflation, unemployment rates, interest rates, and increases in various costs, such as real estate and insurance costs;

•	adverse weather conditions, local strikes, natural disasters and other disasters, especially in local or regional areas in which our shops are concentrated;

•	our digital business;

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

The Neighborhood Sandwich Shop

Potbelly Corporation is a sandwich concept that has been a much-needed lunch-break escape for more than 40 years. Our employees are trained to engage with our customers in a genuine way to provide a personalized experience. Our shops feature rich design elements and locally-themed décor inspired by the neighborhood that we believe create a comfy atmosphere. Through this combination, we believe we are creating a devoted base of Potbelly fans.

We believe that a key to our past and future success is our culture. It is embodied in The Potbelly Advantage, which is an expression of our Vision, Mission and Values, and the foundation of everything we do. Our Vision is to be your moment of escape, thanks to our relaxing shop, friendly faces, and toasty sandwiches. Our Mission is to help people love lunch. Our Values embody both how we lead and how we behave and form the cornerstone of our culture. We use simple language that resonates from the frontline associate to the most senior levels of the organization, creating shared expectations and accountabilities in how we approach our day-to-day activities. We strive to be a fun, friendly and hardworking group of people who enjoy taking care of our customers, while at the same time taking care of each other.

As of December 29, 2019, we had 474 shops in 32 states and the District of Columbia. Of these, the company operated 428 shops and franchisees operated 46 shops. In 2019, Potbelly’s total shop base reduced by 2.5% over the prior year. Potbelly generated shop-level profit margin of 15.0%, 16.7% and 18.2% in 2019, 2018 and 2017, respectively (shop-level profit margin measures net shop sales less shop operating expenses as a percentage of net shop sales).

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

Just like our first shop on Lincoln Avenue, we are committed to building community roots in all the neighborhoods we serve.

Our Business Strategy

We strive to grow profitability and create value for our stockholders by working to achieve the goals listed below. While we cannot provide assurances that we will achieve and maintain these objectives, we consider each of them to be a core strategy of our business.

Shop Operations. We believe that continued excellence in shop-level execution is fundamental to our growth strategy. To maintain our operational standards, we use a Balanced Scorecard approach to measure People, Customers, Sales and Profits at each of our shops. Hiring the right people and maintaining optimal staffing levels enable us to run efficient operations. We track metrics such as peak hour throughput and Customer Satisfaction Survey Results. Shop sales and profitability are benchmarked against prior year periods and budget, and we focus on achieving targets on a shop-by-shop basis. To support our shop operators, we invest in systems and technology that can meaningfully improve shop-level execution. For example, we have applied technology to administrative activity to enable complete front-of-house, thereby maintaining customer focus. In addition, we are expanding our off-premise business, including catering, delivery and pickup, which we view as additional growth drivers.

Shop Development. Our company-operated shops are successful in diverse markets in 22 states and the District of Columbia.  We evaluate a number of metrics to assess the optimal sites for our new shops, including neighborhood daytime population, site visibility, traffic and accessibility, along with an on-the-ground qualitative assessment of the characteristics of each unique trade area. This location-specific approach to development allows us to leverage our versatile shop format, which does not have standardized requirements with respect to size, shape or location, to achieve strong returns across a wide range of real estate settings. See “—Site Selection and Expansion—Shop Design” for more information about our shop requirements. In 2019, 2018, and 2017 we opened 2, 10, and 34 new company-operated shops, respectively, and expanded into Salt Lake City, San Antonio, El Paso, Indianapolis and Oklahoma City. In those same time periods, we closed 11, 10 and 8 shops, respectively, due to under-performance or lease expirations. In the near term we will continue to close underperforming shops and limit our rate of company-operated shop growth.

Marketing. We believe that our premise of a “helping people love lunch” has broad appeal across a wide range of market types and geographies. We learn from the formal customer feedback we solicit, and from managers and employees who interact with customers in our shops, that many customers in new markets report positive recommendations from friends and family members who live in regions with established Potbelly shops. We believe that our positive brand perception helps drive interest in our shops in both existing and new markets. We enhance this with our social and digital interactions and complement our distinctive in-shop experience with online access, allowing customers to order ahead through both our website and Potbelly app, including catering, delivery or in-shop pick up.

Franchising. In 2010, we initiated a program to franchise shops in selected markets in the U.S. As of December 29, 2019, we had franchise shops in Arkansas, Florida, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Mississippi, Nebraska, North Carolina, North Dakota, South Dakota, Tennessee, Texas, Virginia and California. As we further develop our franchise program, we intend to expand the number of franchise shops on a disciplined basis. We focus on markets we believe have appropriate characteristics for our franchise shops and on franchisees that are compatible with the Potbelly culture. As of December 29, 2019, our franchisees operated 46 shops. See “—Franchising” for more information about our franchise programs. Although we do not expect franchise activities to result in significant revenue in the near term, we see the expansion of our franchising efforts to be a valuable potential growth opportunity over time.

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

Certain of our shops in areas with high early morning traffic also offer breakfast selections. As of December 29, 2019, approximately 25% of our shops offered breakfast selections. Our breakfast menu includes made-to-order breakfast sandwiches, steel cut oatmeal with toppings and other breakfast items such as bagels and a custom ‘Potbelly blend’ coffee.

Overall, we believe our menu of high quality food at reasonable prices offers considerable value to our customers. In fiscal 2019, our system-wide average check was approximately $8.70.

We believe menu innovation is a way for us to grow our business, responding to consumer trends, listening to customer feedback, and understanding customer’s needs. This innovation includes the on-going development of bundling options, craveable add-ons, and premium protein sandwiches served toasty warm from our ovens, while continuing to encourage customization and personalization by each customer. In 2019 we rolled-out Pick Your Pair and Meal Deal bundling options.

Food Preparation and Safety

Food safety is a top priority, and we dedicate substantial resources, including our supply chain and quality assurance teams, to help ensure that our customers enjoy safe, quality food products. We have taken various steps to mitigate food safety and quality risks, including having personnel focused on this goal together with our supply chain team. We consider food safety and quality assurance when selecting our distributors and suppliers. The shops are provided the training, processes and tools to serve safe, wholesome food to our customers. Our shops’ practices are validated by third-party food safety reviews, internal safety audits and routine health inspections.

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

Our People

We look to attract, hire and retain smart, talented and outgoing people who share and demonstrate our values. We value friendly employees who engage with our customers in a genuine way to provide a personalized experience. We believe we make expectations and accountabilities clear through our culture training and our Ethics Code of Conduct, which summarizes employee conduct guidelines and is required to be reviewed and signed by every employee upon hire and repeated annually. Our culture helps us to attract and retain employees and has contributed to our better than industry average turnover rate of 92.1% for the year ended December 29, 2019. Employees are further encouraged to perform at their personal best through an ongoing scorecard measuring system that is tied directly to a pay for performance compensation program. We believe our sustainable process to hire, train and develop our people enables us to deliver a positive customer experience. A typical Potbelly shop consists of one manager, and as many as 5 to 14 employees during our peak hours.

Many of our managers live in the neighborhood in which their shop is located. We believe this allows them to get to know their customers, understand the unique character of each neighborhood and form deep roots within the community. The shop manager has primary responsibility for the day-to-day operation of the shop and is required to abide by Potbelly’s operating standards. Our Management Training Program provides new managers with six to eight weeks of training that emphasizes culture, standards, strategy and procedures to prepare them for success, and is followed by on-going, in-shop coaching with their District or Regional manager. Our shop managers report to District Managers who typically report to a Regional Manager, and ultimately to our Chief Restaurant Operating Officer. In addition, members of senior management visit shops regularly to help ensure that our culture, strategy and quality standards are being adhered to in all aspects of our operations.

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

The Potbelly Experience

We seek to deliver a positive experience for every customer at every opportunity through our tasty food, unique atmosphere and outgoing and engaging employees. We seek to staff each shop with experienced teams to ensure consistent and attentive customer service. We look to hire employees who are friendly and responsive to the needs of our customers as they assist them in selecting menu items complementing individual preferences. We strive to staff appropriately during peak hours to ensure a fast yet personal Potbelly experience for each customer, with face-to-face interaction from start to finish. We also provide off-premise services, including catering, delivery and pick-up to serve our Potbelly fans.

We believe the combination of our great food, people and atmosphere allows Potbelly to help people love lunch.

Restaurant Portfolio

As of December 29, 2019, we had 474 shops in 32 states and the District of Columbia. Of these, the company operates 428 shops and franchisees operate 46 shops.

In 2019, 2018 and 2017, we opened 2, 10, and 34 new company-operated shops, respectively, and expanded into Salt Lake City, San Antonio, El Paso, Indianapolis and Oklahoma City. In the near term we will continue to close underperforming shops and limit our rate of company-operated shop growth. In 2020, we expect to open approximately four company-operated shops, focusing on markets where Potbelly has an established presence.

With an average new shop investment of approximately $600,000 and average unit volumes of approximately $1 million, which represent the average net sandwich shop sales for all shops on an annual basis, we strive to generate average shop-level profit margins, a non-GAAP measure, that range from the high teens to above 20%. However, we cannot provide any assurances that we will achieve and maintain similar profit margins or cash returns in the future. We are currently defining and testing our “shop of the future” which will be designed to reduce our new shop investment and generate strong cash flow, attractive shop-level financial results and high returns on investment.

Site Selection and Expansion

We consider the location of a shop to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential locations. We seek new shop locations based on specific criteria, such as demographic characteristics, daytime population thresholds and traffic patterns, along with the potential visibility of, and accessibility to, the shop. New shops are built with only one purpose in mind: to generate cash flow that meets or exceeds those modeled in our return targets. In the near term we plan to limit our rate of company-operated shop growth.

Shop Design

We strive to create a unique customer experience that delivers a neighborhood feel for each shop. We typically design the interior of our shops in-house, utilizing outside architects when necessary. Our design team sources most furnishings and decorations for our shops. Each of our shops features vintage décor and shared design elements, such as the use of wood, wallpaper motifs and our signature Potbelly stove. Consistent with The Potbelly Advantage, our shops display locally-themed photos and other decorative items inspired by the neighborhood. Our shop size averages approximately 2,400 square feet; however, we currently target shop sizes between 1,800 and 2,500 square feet for new openings. The dining area of a typical shop can seat anywhere from 40 to 60 people. Some of our shops incorporate larger dining areas and outdoor patios. We believe the unique atmosphere creates a lively place where friends and family can get together, encourages repeat visits by our customers and drives increased sales.

Construction

Construction of a new shop generally takes approximately 50 to 90 days from the date the location is leased or under contract, fully permitted and the landlord has delivered the space to Potbelly. Each new shop requires a total cash investment of approximately $600,000, but this figure could be materially higher or lower depending on the market, shop size and condition of the premises upon landlord delivery. We generally construct shops in third-party leased retail space but also construct free-standing buildings on leased properties. In the future, we intend to continue converting existing third-party leased retail space or constructing new shops in the majority of circumstances. For additional information regarding our leases, see “—Properties” in Item 2.

Franchising

We look for franchisees who love working with a team and have solid business experience, financial qualifications and personal motivation. Our franchise arrangements grant third parties a license to establish and operate a shop using our systems and our trademarks. The franchisee pays us for the ideas, strategy, marketing, operating system, training, purchasing power and brand recognition. All new U.S. franchisees participate in an eight to twelve-week training program consisting of real life experience in our company-operated shops, as well as training at our Potbelly Support Center in Chicago. Franchised shops must be operated in compliance with our methods, standards and specifications, regarding menu items, ingredients, materials, supplies, services, fixtures, furnishings, décor and signs. Although we do not expect franchise activities to result in significant revenue in the near term, we see the expansion of our franchising efforts to be a valuable potential growth opportunity over time.

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

Sourcing and Supply Chain

Our supply chain team sources, negotiates and purchases food supplies for our shops. We believe in using safe, high quality ingredients while maintaining our value position in the marketplace. We benchmark our products against the competition using consumer panels. We contract with Distribution Market Advantage, Inc., or DMA, a cooperative of multiple food distributors located throughout the nation. DMA is a broker with whom we negotiate and gain access to third-party food distributors and suppliers. For fiscal year 2019, distributors through our DMA arrangement supplied us with approximately 94% of our food supplies through six primary distributors: Reinhart FoodService, L.L.C., Ben E. Keith Company, Harbor Foodservice, Shamrock Foods, Gordon Food Service and Nicholas & Co. Our remaining food supplies are distributed by other distributors under separate contracts. Our distributors deliver inventory to our shops approximately two to three times per week.

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

Currently we have pricing arrangements of varying lengths with our distributors and suppliers, including distributors and suppliers of meats, dairy, bread, cookie dough and other products. Meats represent about 28% of our product purchasing composition. In fiscal year 2019, more than 95% of our meat products were sourced from 10 suppliers under non-exclusive contracts. We have a non-exclusive contract with Campagna-Turano Bakery, Inc. for our signature multigrain bread. Campagna-Turano Bakery, Inc. produces bread items in a primary and secondary production facility. We have secondary suppliers in place for many of our significant meats, and we believe we would be able to source our meat and bread requirements from different suppliers if doing so became necessary. However, changes in the price or availability of certain products may affect the profitability of certain items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.

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

Competition

We compete in the restaurant industry, primarily in the limited-service restaurant segment but also with restaurants in the full-service restaurant segment, and face significant competition from a wide variety of restaurants, convenience stores and other outlets on a national, regional and local level. We also face growing competition from meal delivery kit services. We believe that we compete primarily based on product quality, restaurant concept, service, convenience, value perception and price. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings and open new units. Additionally, we compete with limited-service restaurants, specialty restaurants and other retail concepts for prime shop locations.

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

We and our franchisees are subject to the Americans with Disabilities Act (the “ADA”), which, among other things, requires our shops to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we and our franchisees could be required to expend funds to modify our shops to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency. Government regulations could affect and change the items we procure for resale. We and our franchisees may also become subject to legislation or regulation seeking to tax and/or regulate sugary beverages and high-fat and high-sodium foods, which could be costly to comply with. Our results can be impacted by tax legislation and regulation in the jurisdictions in which we operate and by accounting standards or pronouncements.

We and our franchisees are also subject to laws and regulations relating to information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, and any failure or perceived failure to comply with these laws and regulations could harm our reputation or lead to litigation, which could adversely affect our financial condition.

Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (“FTC”) and various state laws regulating the offer and sale of franchises. The FTC’s franchise rule and various state laws require that we furnish a franchise disclosure document (“FDD”) containing certain information to prospective franchisees and a number of states require registration of the FDD with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. We believe that our FDD, together with any applicable state versions or supplements, and franchising procedures comply in all material respects with both the FTC franchise rule and all applicable state laws regulating franchising in those states in which we have offered franchises.

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

Employees

As of December 29, 2019, we employed approximately 6,000 persons, of which approximately 200 are corporate personnel, 600 are shop management personnel and the remainder are hourly shop personnel.

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

The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to food safety and quality, ambience, service, price and value and location. We compete in the restaurant industry with national, regional and locally-owned limited-service restaurants and full-service restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well established in markets in which we have existing shops or intend to locate new shops. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we have shops. Any inability to successfully compete with the restaurants in our markets will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenues and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Further, we face growing competition from the supermarket industry, with the improvement of their “convenient meals” in the deli section, and from limited-service and fast casual restaurants, as a result of higher-quality food and beverage offerings by those restaurants. Meal kit delivery companies and other eat-at-home options also present some degree of competition for our shops. In addition, some of our competitors have in the past implemented programs which provide price discounts on certain menu offerings, and they may continue to do so in the future. If we are unable to continue to compete effectively, our traffic, sales and shop-level profit margins could decline and our business, financial condition and results of operations would be adversely affected.

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

Our inability to successfully implement our business strategy could negatively impact our business and future profitability and growth.

We strive to grow profitability and create value for our stockholders through a strategy of continued excellence in shop-level execution, building company-operated shops in both new and existing markets, increasing brand awareness and expansion of our franchising efforts. There are however, risks associated with identifying, opening and operating new shops, increased costs in branding marketing, and signing new franchisees, and if we do not successfully implement our business strategy, it could negatively impact our business and our future profitability and growth.

Our initiatives to increase sales and traffic, including menu optimization, off-premise sales options and increased marketing and brand awareness programs may not positively affect sales or improve our results of operations.

In 2019, we launched initiatives to increase our sales and traffic, which included rolling out Pick Your Pair and Meal Deal options, adding off-premise sales options, and increasing marketing and brand awareness programs. We cannot assure you that we will be able to successfully implement our initiatives. Further, our ability to achieve the anticipated benefits of these initiatives within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, competitive and other uncertainties, some of which are beyond our control.  There is no assurance that we will successfully implement, or fully realize the anticipated positive impact of, our initiatives, or execute successfully on strategy, in the expected timeframes or at all. In addition, there can be no assurance that our efforts, if properly executed, will result in our desired outcome of improved financial performance.

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

Furthermore, our reliance on external food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single shop. We cannot assure that all food items are properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled or contaminated and should not be used in our shops. If our customers become ill from food-borne illnesses, we could be forced to temporarily close some shops. Furthermore, any instances of food contamination, whether or not at our shops, could subject us or our suppliers to a food advisory, recall or withdrawal pursuant to the Food Safety Modernization Act (FSMA).

Identifying, opening and operating new shops entails numerous risks and uncertainties.

Our shop model is designed to generate strong cash flow, attractive shop-level financial results and high returns on investment. Our current strategy is to close underperforming shops and continue with our limited rate of company-operated shop growth. We may not be able to open our planned new shops on a timely basis, if at all, given the uncertainty of numerous factors, including the location of our current shops, demographics and traffic patterns. In the past, we have experienced delays in opening some shops and that could happen again. Delays or failures in opening new restaurants could adversely affect our business and results of operations.

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

In the past, we have opened shops in markets where we have little or no operating experience. Shops we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than shops we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our values. We may also incur higher costs from entering new markets if, for example, we assign area managers to manage comparatively fewer shops than we assign in more developed markets. As a result, these new shops may be less successful or may achieve target shop-level profit margins at a slower rate. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be adversely affected.

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

Our growth plan includes a combination of new shops and increasing same store sales. Our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and operating personnel, which could harm our business, financial condition or results of operations.

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

We do not own any real property and all of our company-owned shops are located in leased premises. The leases for our shop locations generally have initial terms of ten years and typically provide for two renewal options in five-year increments as well as for rent escalations. Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If we close a shop, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close shops in desirable locations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Fiscal year 2019 (52 Weeks) Compared to Fiscal year 2018 (52 Weeks)—Revenues” in Item 7.

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

Also, there has been a marked increase in the use of social media platforms, including blogs, social media websites and other forms of Internet-based communications which allows individual access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In sum, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy.

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

Our financial performance is highly dependent on shops located in Illinois, Texas, Michigan, Maryland, Washington, D.C. and Virginia, which comprised approximately 67% of our total domestic shops as of December 29, 2019. Shops located in the Chicago metropolitan area comprised approximately 25% of our total domestic shops as of such date. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our shops in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters.

In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could negatively impact our results of operations. Temporary or prolonged shop closures may occur and customer traffic may decline due to the actual or perceived effects of future weather related events.

Our digital business, which has become an increasingly significant part of our business, is subject to risks.

In 2019, we launched a refreshed catering website and announced delivery partnerships with third-party delivery services to accommodate the growth of our digital business.  If we do not continue to grow our digital business, it may be difficult for us to achieve our planned sales growth.  We rely on some third-party delivery services to fulfill delivery orders, and the ordering and payment platforms used by these third-parties, or our mobile app or online ordering system, could be interrupted by technological failures, user errors, cyber-attacks or other factors, which could adversely impact sales through these channels and negatively impact our reputation. Additionally, our delivery partners are responsible for order fulfillment and errors or failures to make timely deliveries could cause guests to stop ordering from us. The third-party restaurant delivery business is intensely competitive, with a number of players competing for market share, online traffic capital, and delivery drivers. If the third-party delivery services that we utilize cease or curtail operations, increase their fees, or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted.

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

We have a limited number of suppliers for our major products, such as bread. In 2019, we purchased almost all of our bread from one supplier, Campagna-Turano Bakery, Inc., and more than 95% of our meat products from ten suppliers. In addition, we contract with a distribution network with a limited number of distribution partners located throughout the nation to provide the majority of our food distribution services in the U.S. Through our arrangement, our food supplies are largely distributed through six primary distributors. Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs. See “Business—Sourcing and Supply Chain” in Item 1.

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

The majority of our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information. Most states have also enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Additionally, the California Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on our business.

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

Changes to estimates related to our property, right-of-use assets for operating leases and equipment or operating results that are lower than our current estimates at certain shop locations may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual shop operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the estimated forecasted shop cash flows are compared to its carrying value. If the carrying value exceeds the estimated forecasted shop cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset group. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. We have experienced significant impairment charges in past years. If future impairment charges are significant, our reported operating results would be adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. As of December 29, 2019, we had the following number of company-operated shops located in the following areas:

Location	Number of Shops	Location	Number of Shops
Illinois	108	Washington	12
Texas	72	Indiana	9
Michigan	32	Massachusetts	6
Maryland	29	Oregon	6
District of Columbia	23	Kansas	4
Virginia	22	Utah	3
Minnesota	21	Pennsylvania	2
Wisconsin	17	Oklahoma	2
Ohio	17	New Jersey	1
New York	15	Missouri	1
Colorado	13	Kentucky	1
Arizona	12
		Total	428

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

As of December 29, 2019, we occupied approximately 32,000 square feet of office space in Chicago, Illinois under an 11-year lease for our corporate headquarters.

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

In October 2017, plaintiffs filed a purported collective and class action lawsuit (the “Complaint”) in the United States District Court for the Southern District of New York against the Company alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). The plaintiffs allege that the Company violated the FLSA and NYLL by not paying overtime compensation to our assistant managers and violated NYLL by not paying spread-of-hours pay. The Complaint was brought as a nationwide “collective action” under the FLSA and as a “class action” under NYLL. Since the filing of the Complaint, the plaintiffs filed a proposed amended complaint removing the NYLL class claim, but adding a proposed Illinois state law class action. In May 2019, the parties participated in a mediation and resolved the claims, which received final court approval on February 4, 2020. All charges related to the claims are reflected in the statement of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is listed on the NASDAQ under the symbol “PBPB”.

As of January 26, 2020, there were 33 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Purchases of Equity Securities by the Issuer

The following table contains information regarding purchases of Company common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended December 29, 2019 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
September 30, 2019 – October 27, 2019	—	$—	—	$37.9
October 28, 2019 – November 24, 2019	—	$—	—	$37.9
November 25, 2019 – December 29, 2019	11	$4.92	—	$37.9
Total	11		—

(1)	Average price paid per share excludes commissions.
(2)

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The stock repurchase program replaced the previous $30.0 million program, authorized in September 2016. The current program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. No time limit has been set for the completion of the repurchase program and the program may be suspended or discontinued at any time. See Note 10 for further information regarding the Company’s stock repurchase program.

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Potbelly Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, S&P 600 SmallCap Index and S&P 600 Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from December 28, 2014 to December 29, 2019. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth Potbelly’s selected consolidated financial and other data as of the dates and for the periods indicated. The Company derived the statements of operations and cash flow data presented below for the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017 and the balance sheet data presented below as of December 29, 2019 and December 30, 2018 from the Company’s audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The statements of operations and cash flow data for the fiscal years ended December 25, 2016 and December 27, 2015 and the balance sheet data as of December 31, 2017, December 25, 2016 and December 27, 2015 have been derived from the Company’s audited consolidated financial statements not included in this Annual Report on Form 10-K. The Company’s historical results are not necessarily indicative of Potbelly’s results in any future period.

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. The Company’s fiscal year ends on the last Sunday of each calendar year. Fiscal year 2017 was a 53-week year and fiscal years 2019, 2018, 2016, and 2015 were 52-week years. The first three quarters of our fiscal year consist of 13 weeks, and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

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

	Fiscal Year Ended
	December 29,	December 30,	December 31,	December 25,	December 27,
	2019	2018	2017	2016	2015
Statement of Operations Data:	($ in thousands)
Total revenues	$409,707	$422,638	$428,111	$407,131	$372,849

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	108,326	111,083	113,426	111,026	105,614
Labor and related expenses	128,403	127,962	126,337	117,838	106,628
Occupancy expenses	58,977	59,789	58,562	52,444	46,762
Other operating expenses	50,178	50,363	49,209	43,738	39,869
General and administrative expenses	47,949	46,862	44,618	40,411	37,322
Depreciation expense	22,103	23,142	25,680	22,734	21,476
Pre-opening costs	35	472	1,441	1,786	2,160
Impairment and loss on disposal of property and equipment	2,932	13,567	10,761	4,141	3,589
Total expenses	418,903	433,240	430,034	394,118	363,420
Income (loss) from operations	(9,196)	(10,602)	(1,923)	13,013	9,429

Interest expense	199	142	124	134	221
Income (loss) before income taxes	(9,395)	(10,744)	(2,047)	12,879	9,208
Income tax expense (benefit) (1)	14,190	(2,195)	4,643	4,443	3,466
Net income (loss)	(23,585)	(8,549)	(6,690)	8,436	5,742
Net income attributable to non-controlling interests (2)	407	329	266	224	114
Net income (loss) attributable to Potbelly Corporation	(23,992)	(8,878)	(6,956)	8,212	5,628

Net income (loss) attributable to common stockholders	$(23,992)	$(8,878)	$(6,956)	$8,212	$5,628

	Fiscal Year Ended
	December 29,	December 30,	December 31,	December 25,	December 27,
	2019	2018	2017	2016	2015
	($ in thousands, except per share data)
Net income (loss) per common share attributable to common stockholders (3):
Basic	$(1.01)	$(0.35)	$(0.28)	$0.32	$0.20
Diluted	$(1.01)	$(0.35)	$(0.28)	$0.31	$0.20
Weighted average shares outstanding:
Basic	23,850	25,173	25,045	25,624	28,002
Diluted	23,850	25,173	25,045	26,231	28,634

Cash Flows Data:
Net cash provided by (used in):
Operating activities	18,168	30,988	41,819	45,969	40,320
Investing activities	(14,365)	(21,395)	(34,684)	(37,820)	(36,058)
Financing activities	(4,772)	(15,348)	(4,984)	(16,776)	(35,261)

Selected Other Data:
Total company-operated shops (end of period)	428	437	437	411	372
Change in company-operated comparable store sales	(3.0)%	(1.4)%	(3.8)%	1.4%	4.4%
Operating income (loss) margin (4)	(2.2)%	(2.5)%	(0.4)%	3.2%	2.5%
Shop-level profit margin (5)	15.0%	16.7%	18.2%	19.7%	19.4%
Capital expenditures	14,365	21,395	34,684	36,712	35,725
Adjusted EBITDA (6)	25,501	34,990	41,693	44,145	37,196
Adjusted EBITDA margin (6)	6.2%	8.3%	9.7%	10.8%	10.0%

	December 29,	December 30,	December 31,	December 25,	December 27,
	2019	2018	2017	2016	2015
	($ in thousands)
Balance Sheet Data:
Total current assets	$32,223	$39,420	$45,203	$38,551	$49,781
Total assets	332,879	153,215	170,730	175,445	174,507
Total current liabilities	53,774	29,026	27,352	27,815	25,182
Total liabilities	263,710	57,682	53,492	51,209	44,294
Total equity	69,169	95,533	117,238	124,236	130,213

(1)

The Company recorded a non-cash charge to income tax expense of $13.6 million related to the recognition of a full valuation allowance against its deferred tax assets during 2019. In connection with the Company’s initial analysis of the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), Potbelly recorded additional tax expense of $3.8 million for the fiscal year 2017, the period in which the legislation was enacted. See Note 7 to the Consolidated Financial Statements for additional information related to the Tax Act.

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

	Fiscal Year Ended
	December 29,	December 30,	December 31,	December 25,	December 27,
	2019	2018	2017	2016	2015
	($ in thousands)
Income (loss) from operations	$(9,196)	$(10,602)	$(1,923)	$13,013	$9,429
Less: Franchise royalties and fees	3,019	3,212	3,179	2,257	1,895
General and administrative expenses	47,949	46,862	44,618	40,411	37,322
Depreciation expense	22,103	23,142	25,680	22,734	21,476
Pre-opening costs	35	472	1,441	1,786	2,160
Impairment and loss on disposal of property and equipment	2,932	13,567	10,761	4,141	3,589
Shop-level profit [Y]	$60,804	$70,229	$77,398	$79,828	$72,081
Total revenues	$409,707	$422,638	$428,111	$407,131	$372,849
Less: Franchise royalties and fees	3,019	3,212	3,179	2,257	1,895
Sandwich shop sales, net [X]	$406,688	$419,426	$424,932	$404,874	$370,954
Shop-level profit margin [Y÷X]	15.0%	16.7%	18.2%	19.7%	19.4%

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

	Fiscal Year Ended
	December 29,	December 30,	December 31,	December 25,	December 27,
	2019	2018	2017	2016	2015
	($ in thousands)
Net income (loss) attributable to Potbelly Corporation	$(23,992)	$(8,878)	$(6,956)	$8,212	$5,628
Depreciation expense	22,103	23,142	25,680	22,734	21,476
Interest expense	199	142	124	134	221
Income tax expense (benefit)	14,190	(2,195)	4,643	4,443	3,466
EBITDA	$12,500	$12,211	$23,491	$35,523	$30,791
Impairment, loss on disposal of property and equipment, and closures (a)	6,050	15,603	11,659	4,265	4,006
Stock-based compensation (b)	2,335	2,882	3,848	3,057	2,399
Nonrecurring professional services (c)	3,070	—	—	—	—
CEO transition costs (d)	—	1,564	2,695	—	—
Proxy related costs(e)	(127)	810	—	—	—
Legal settlements(f)	—	—	—	1,300	—
Restructuring and other costs(g)	1,673	1,920	—	—	—
Adjusted EBITDA	$25,501	$34,990	$41,693	$44,145	$37,196

(a)

This adjustment includes costs related to impairment of long-lived assets, loss on disposal of property and equipment and shop closure expenses. Shop closure expenses are recorded in general and administrative expenses in the consolidated statement of operations. Additionally, fiscal year 2015 reflects costs associated with moving the Company’s corporate headquarters.

(b)	This adjustment includes non-cash stock-based compensation.
(c)	The Company incurred certain costs beginning in the third quarter of 2019 for nonrecurring professional services, which ended in the fourth quarter.

(d)

The Company incurred certain costs related to the transition between the current and former CEO in 2018 and 2017. Transition costs were included in general and administrative expenses in the consolidated statements of operations and were related to the accelerated vesting of share-based compensation awards, salary related charges in accordance with the former CEO’s employment agreement, relocation related charges, and various other transition costs.

(e)

The Company incurred certain professional and other costs and associated benefits related to the shareholder proxy matter. These costs and benefits were included in general and administrative expenses in the consolidated statements of operations.

(f)	For the fiscal year ended December 25, 2016, this adjustment relates to a legal expense incurred to establish an accrual related to a Fair Labor Standards Act claim.
(g)	The Company incurred certain restructuring costs related to severance and other costs that were included in general and administrative expenses in the consolidated statements of operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Potbelly Corporation is a neighborhood sandwich concept that has been a much-needed lunch-break escape for more than 40 years. Potbelly owns and operates Potbelly Sandwich Shop concepts in the United States. The Company also has domestic franchise operations of Potbelly Sandwich Shop concepts. Potbelly’s chief operating decision maker is our Chief Executive Officer. Based on how our Chief Executive Officer reviews financial performance and allocates resources on a recurring basis, the Company has one operating segment and one reportable segment.

Our shop model is designed to generate, and has generated, strong cash flow, attractive shop-level financial results and high returns on investment. We operate our shops successfully in a wide range of geographic markets, population densities and real estate settings. We aim to generate average shop-level profit margins, a non-GAAP measure, that range from the high teens to above 20%. Our ability to achieve such margins and returns depends on a number of factors. For example, we face increasing labor and commodity costs, which we have partially offset by increasing menu prices. Although there is no guarantee that we will be able to maintain these returns, we believe our attractive shop economics support our ability to profitably grow our brand in new and existing markets.

The table below sets forth a rollforward of company-operated and franchise-operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 25, 2016	411	30	13	43	454
Shops opened	34	12	4	16	50
Shops closed	(8)	(3)	(1)	(4)	(12)
Shops as of December 31, 2017	437	39	16	55	492
Shops opened	10	4	3	7	17
Shops closed	(10)	(2)	(11)	(13)	(23)
Shops as of December 30, 2018	437	41	8	49	486
Shops opened	2	7	—	7	9
Shops closed	(11)	(2)	(8)	(10)	(21)
Shops as of December 29, 2019	428	46	—	46	474

Fiscal Year

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal years 2019 and 2018 were a 52-week year, while 2017 was a 53-week. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

Key Performance Indicators

In assessing the performance of the Company’s business, Potbelly considers a variety of performance and financial measures. The key measures for determining how the business is performing are comparable store sales, shop-level profit margins and adjusted EBITDA.

Company-Operated Comparable Store Sales

Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. Potbelly defines the comparable store base to include those shops open for 15 months or longer. As of the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017, there were 423, 416 and 379 shops, respectively, in Potbelly’s comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. Entrees are defined as sandwiches, salads and bowls of soup or mac and cheese.

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

Impairment and Loss on Disposal of Property and Equipment

Potbelly reviews long-lived assets, such as property and equipment, intangibles and lease right-of-use assets, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable and records an impairment charge when appropriate. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. Typically, the fair value of the asset is determined by estimating discounted future cash flows associated with the asset. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Loss on disposal of property and equipment represents the net book value of property and equipment less proceeds received, if applicable, on assets abandoned or sold. These losses are related to normal disposals in the ordinary course of business, along with disposals related to shop closures and selected shop remodeling activities.

Interest Expense

Interest expense consists of interest and fees associated with our credit facility, including the amortization of debt issuance costs and other miscellaneous interest charges.

Non-controlling Interests

Non-controlling interests represent non-controlling partners’ share of the assets, liabilities and operations related to seven joint venture investments. Potbelly has ownership interests ranging from 51-80% in these consolidated joint ventures.

Results of Operations

Fiscal Year 2019 (52 Weeks) Compared to Fiscal Year 2018 (52 Weeks)

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2019	% of Revenues	2018	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$406,688	99.3%	$419,426	99.2%	$(12,738)	(3.0)%
Franchise royalties and fees	3,019	0.7	3,212	0.8	(193)	(6.0)
Total revenues	409,707	100.0	422,638	100.0	(12,931)	(3.1)

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	108,326	26.6	111,083	26.5	(2,757)	(2.5)
Labor and related expenses	128,403	31.6	127,962	30.5	441	0.3
Occupancy expenses	58,977	14.5	59,789	14.3	(812)	(1.4)
Other operating expenses	50,178	12.3	50,363	12.0	(185)	(0.4)

(Percentages stated as a percent of total revenues)
General and administrative expenses	47,949	11.7	46,862	11.1	1,087	2.3
Depreciation expense	22,103	5.4	23,142	5.5	(1,039)	(4.5)
Pre-opening costs	35	*	472	0.1	(437)	(92.6)
Impairment and loss on disposal of property and equipment	2,932	0.7	13,567	3.2	(10,635)	(78.4)
Total expenses	418,903	102.2	433,240	102.5	(14,337)	(3.3)
Loss from operations	(9,196)	(2.2)	(10,602)	(2.5)	1,406	(13.3)

Interest expense	199	*	142	*	57	40.1
Loss before income taxes	(9,395)	(2.3)	(10,744)	(2.5)	1,349	(12.6)
Income tax expense (benefit)	14,190	3.5	(2,195)	(0.5)	16,385	>(100)
Net loss	(23,585)	(5.8)	(8,549)	(2.0)	(15,036)	>100
Net income attributable to non- controlling interests	407	0.1	329	*	78	23.7
Net loss attributable to Potbelly Corporation	$(23,992)	(5.9)%	$(8,878)	(2.1)%	$(15,114)	>100

*	Amount is less than 0.1%

Revenues

Revenues decreased by $12.9 million, or 3.1%, to $409.7 million for the fiscal year 2019, from $422.6 million for the fiscal year 2018. This decrease was driven by a $12.3 million, or 3.0%, decrease in sales from company-operated comparable store shops and a decrease in sales of $6.6 million from shops that have closed. These decreases were partially offset by increases in sales from recently opened shops that were not yet in our company-operated comparable store sales population during 2019. The decrease in company-operated comparable store sales resulted from a decrease in traffic partially offset by an increase in average check and certain menu price increases.

Cost of Goods Sold

Cost of goods sold decreased by $2.8 million, or 2.5%, to $108.3 million for the fiscal year 2019, compared to $111.1 million for the fiscal year 2018, primarily due to a decrease in sales volume. As a percentage of sandwich shop sales, cost of goods sold increased to 26.6% for the fiscal year 2019, from 26.5% for the fiscal year 2018, primarily driven by product inflation partially offset by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $0.4 million, or 0.3%, to $128.4 million for the fiscal year 2019, from $128.0 million for the fiscal year 2018, primarily due to inflationary wage increases in certain states, which were partially offset by a decrease in expense from shops that have closed. As a percentage of sandwich shop sales, labor and related expenses increased to 31.6% for the fiscal year 2019, from 30.5% for fiscal year 2018, primarily driven by inflationary wage increases and sales deleverage.

Occupancy Expenses

Occupancy expenses decreased by $0.8 million, or 1.4%, to $59.0 million for the fiscal year 2019, from $59.8 million for the fiscal year 2018, primarily due to a decrease in expense from shops that have closed. As a percentage of sandwich shop sales, occupancy expenses increased to 14.5% for the fiscal year 2019, from 14.3% for the fiscal year 2018, primarily due to sales deleverage partially offset by certain menu price increases.

Other Operating Expenses

Other operating expenses decreased by $0.2 million, or 0.4%, to $50.2 million for the fiscal year 2019, from $50.4 million for the fiscal year 2018. The decrease was primarily attributable to a decrease in music and certain items variable with sales, partially offset by higher expenses related to third-party delivery partnerships driven by increased sales in that channel. As a percentage of sandwich shop sales, other operating expenses increased to 12.3% for fiscal year 2019, from 12.0% for fiscal year 2018, primarily driven by sales deleverage in operating expense items such as utilities and other expenses not directly variable with sales and an increase in expenses related to third-party delivery partnerships.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 2.3%, to $47.9 million for the fiscal year 2019, from $46.9 million for the fiscal year 2018. As a percentage of revenues, general and administrative expenses increased to 11.7% for the fiscal year 2019, from 11.1% for the fiscal year 2018. These increases were driven primarily by non-recurring professional service fees and certain costs related to store closures, partially offset by a decrease in restructuring costs, stock-based compensation expense and performance-based incentive expenses.

Depreciation Expense

Depreciation expense decreased by $1.0 million, or 4.5%, to $22.1 million for the fiscal year 2019, from $23.1 million for the fiscal year 2018, primarily due to a lower depreciable base related to closed shops and lower existing shop capital investments. As a percentage of revenues, depreciation decreased to 5.4% for the fiscal year 2019, from 5.5% for the fiscal year 2018, driven by a lower depreciable base related to impaired and closed shops.

Pre-Opening Costs

Pre-opening costs decreased by $0.4 million, or 92.6%, to $35 thousand for the fiscal year 2019, from $0.5 million for the fiscal year 2018. The decrease was due to fewer shops opened during fiscal year 2019 compared to fiscal year 2018.

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment decreased to $2.9 million for fiscal year 2019, compared to $13.6 million for fiscal year 2018. After performing a periodic review of the Company’s shops during each fiscal quarter of 2019, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed impairment analyses related to these shops and recorded impairment charges of $2.9 million for the excess of the carrying amount recorded on the balance sheet over the fair value of the assets. The Company performs impairment analyses on a quarterly basis which involves significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on the Company’s current projections, no impairment, beyond what has already been recorded, has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

Interest Expense

Interest expense was $0.2 million for the fiscal year 2019 and $0.1 million for the fiscal year 2018.

Income Tax Expense

Income tax expense increased by $16.4 million to $14.2 million for the fiscal year 2019, from a benefit of $2.2 million for the fiscal year 2018. The change was primarily attributable to the valuation allowance on deferred tax assets recorded by the Company during the first quarter of 2019, as a result of the changes in projected taxable income for 2019.

During its assessment for the first quarter of 2019, the Company estimated it would be in a three-year cumulative loss position as of December 29, 2019.  Therefore, the Company determined based on the available evidence that a full valuation allowance against its net deferred tax assets was required.  As a result of this valuation allowance, the Company did not provide for an income tax benefit on the pre-tax loss recorded for the year ended December 29, 2019.  This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments.  The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

Results of Operations

Fiscal Year 2018 (52 Weeks) Compared to Fiscal Year 2017 (53 Weeks)

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2018	% of Revenues	2017	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$419,426	99.2%	$424,932	99.3%	$(5,506)	(1.3)%
Franchise royalties and fees	3,212	0.8	3,179	0.7	33	1.0
Total revenues	422,638	100.0	428,111	100.0	(5,473)	(1.3)

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	111,083	26.5	113,426	26.7	(2,343)	(2.1)
Labor and related expenses	127,962	30.5	126,337	29.7	1,625	1.3
Occupancy expenses	59,789	14.3	58,562	13.8	1,227	2.1
Other operating expenses	50,363	12.0	49,209	11.6	1,154	2.3

(Percentages stated as a percent of total revenues)
General and administrative expenses	46,862	11.1	44,618	10.4	2,244	5.0
Depreciation expense	23,142	5.5	25,680	6.0	(2,538)	(9.9)
Pre-opening costs	472	0.1	1,441	0.3	(969)	(67.2)
Impairment and loss on disposal of property and equipment	13,567	3.2	10,761	2.5	2,806	26.1
Total expenses	433,240	102.5	430,034	100.4	3,206	0.7
Income from operations	(10,602)	(2.5)	(1,923)	(0.4)	(8,679)	>100

Interest expense	142	*	124	*	18	14.5
Income (loss) before income taxes	(10,744)	(2.5)	(2,047)	(0.5)	(8,697)	>100
Income tax expense	(2,195)	(0.5)	4,643	1.1	(6,838)	>(100)
Net income (loss)	(8,549)	(2.0)	(6,690)	(1.6)	(1,859)	27.8
Net income attributable to non- controlling interests	329	*	266	*	63	23.7
Net income (loss) attributable to Potbelly Corporation	$(8,878)	(2.1)%	$(6,956)	(1.6)%	$(1,922)	27.6%

*	Amount is less than 0.1%

Revenues

Revenues decreased by $5.5 million, or 1.3%, to $422.6 million for the fiscal year 2018, from $428.1 million for the fiscal year 2017. This decrease was driven by a $5.6 million, or 1.4%, decrease in sales from company-operated comparable store shops, a decrease in sales of $9.1 million from shops that have closed and the impact of the additional week in fiscal 2017. These decreases were partially offset by increases in sales from shops that were not yet in our company-operated comparable store sales population during 2018. The decrease in company-operated comparable store sales resulted from a decrease in traffic partially offset by certain menu price increases.

Cost of Goods Sold

Cost of goods sold decreased by $2.3 million, or 2.1%, to $111.1 million for the fiscal year 2018, compared to $113.4 million for the fiscal year 2017, primarily due to a decrease in sales volume. As a percentage of sandwich shop sales, cost of goods sold decreased to 26.5% for the fiscal year 2018, from 26.7% for the fiscal year 2017, primarily driven by certain menu price increases.

Labor and Related Expenses

Labor and related expenses increased by $1.6 million, or 1.3%, to $128.0 million for the fiscal year 2018, from $126.3 million for the fiscal year 2017, primarily due to new shop openings and inflationary wage increases in certain states, which were partially offset by a decrease in expense from shops that have closed. As a percentage of sandwich shop sales, labor and related expenses increased to 30.5% for the fiscal year 2018, from 29.7% for fiscal year 2017, primarily driven by inflationary wage increases and a decrease in company-operated comparable store shop revenue.

Occupancy Expenses

Occupancy expenses increased by $1.2 million, or 2.1%, to $59.8 million for the fiscal year 2018, from $58.6 million for the fiscal year 2017, primarily due to new shop openings and an increase in rent expense, real estate taxes, and common area maintenance. These increases were partially offset by a decrease in expenses from shops that have closed. As a percentage of sandwich shop sales, occupancy expenses increased to 14.3% for the fiscal year 2018, from 13.8% for the fiscal year 2017, primarily due to a decrease in company-operated comparable store shop revenue and an increase in real estate taxes, rent expense and common area maintenance. These increases in the percentage of revenue were partially offset by a decrease in expenses from shops that have closed.

Other Operating Expenses

Other operating expenses increased by $1.2 million, or 2.3%, to $50.4 million for the fiscal year 2018, from $49.2 million for the fiscal year 2017. The increase was attributable to certain investments in off-premise and information technology as well as higher utility costs. This increase was partially offset by a decrease in local shop marketing expenses. As a percentage of sandwich shop sales, other operating expenses increased to 12.0% for fiscal year 2018, from 11.6% for fiscal year 2017, primarily driven by a decrease in company-operated comparable store shop revenue, certain investments in off-premise and information technology and higher utility expenses.

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

Pre-Opening Costs

Pre-opening costs decreased by $1.0 million, or 67.2%, to $0.5 million for the fiscal year 2018, from $1.4 million for the fiscal year 2017

Impairment and Loss on Disposal of Property and Equipment

Impairment and loss on disposal of property and equipment increased to $13.6 million for fiscal year 2018, compared to $10.8 million for fiscal year 2017. After performing a periodic review of the Company’s shops during each fiscal quarter of 2018, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed impairment analyses related to these shops and recorded impairment charges of $13.6 million for the excess of the carrying amount recorded on the balance sheet over the estimated fair value of the assets. The Company performs impairment analyses on a quarterly basis which involves significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on the Company’s current projections, no impairment, beyond what has already been recorded, has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

Interest Expense

Interest expense was $0.1 million for fiscal year 2018 and 2017

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

Quarterly Results and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during the fiscal year 2019 and 2018. The quarterly information includes all normal recurring adjustments that Potbelly considers necessary for the fair presentation of the information shown. This information should be read in conjunction with the Company’s consolidated financial statements and the related notes to those statements included Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	2019 Fiscal Quarters Ended (1)
	March 31,	June 30,	September 29,	December 29,
	2019	2019	2019	2019
	(unaudited; dollars in thousands)
Total revenues	$98,087	$105,630	$104,238	$101,752
Income (loss) from operations	(4,723)	(1,468)	(2,143)	(862)
Net loss attributable to Potbelly Corporation	(18,439)	(1,866)	(2,355)	(1,332)
Total company-operated shops (end of period)	431	429	427	428
Change in company-operated comparable store sales	(4.7)%	(4.0)%	(3.0)%	(0.1)%

	2018 Fiscal Quarters Ended (1)
	April 1,	July 1,	September 30,	December 30,
	2018	2018	2018	2018
	(unaudited; dollars in thousands)
Total revenues	$102,917	$110,347	$106,996	$102,378
Income (loss) from operations	(2,630)	95	(2,697)	(5,370)
Net loss attributable to Potbelly Corporation	(2,194)	(360)	(1,961)	(4,363)
Total company-operated shops (end of period)	438	436	435	437
Change in company-operated comparable store sales	(3.6)%	(0.2)%	(0.2)%	(1.7)%

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Fiscal Year
	2019	2018	2017
Operating activities	$18,168	$30,988	$41,819
Investing activities	(14,365)	(21,395)	(34,684)
Financing activities	(4,772)	(15,348)	(4,984)
Net increase (decrease) in cash	$(969)	$(5,755)	$2,151

Operating Activities

Net cash provided by operating activities decreased to $18.2 million for the fiscal year 2019, from $31.0 million for the fiscal year 2018. The $12.8 million decrease is primarily driven by an increase in loss from operations.

Net cash provided by operating activities decreased to $31.0 million for the fiscal year 2018, from $41.8 million for the fiscal year 2017. The $10.8 million decrease is primarily driven by an increase in loss from operations.

Investing Activities

Net cash used in investing activities decreased to $14.4 million for the fiscal year 2019, from $21.4 million for the fiscal year 2018. The decrease was primarily due to a decrease in construction costs for new shops as well as a decrease in capital expenditures related to IT projects.

Net cash used in investing activities decreased to $21.4 million for the fiscal year 2018, from $34.7 million for the fiscal year 2017. The decrease was primarily due to construction costs for 10 new company-operated shops opened for the fiscal year 2018 compared to construction costs for 34 new company-operated shops opened for the fiscal year 2017 as well as a decrease in capital expenditures for future shop openings.

Financing Activities

Net cash used in financing activities decreased to $4.8 million for the fiscal year 2019, from $15.3 million for the fiscal year 2018. The decrease was primarily driven by an $18.7 million decrease in repurchases of treasury stock offset by an $8.1 million decrease in proceeds from the exercise of stock options during the fiscal year 2019 compared the fiscal year 2018.

Net cash used in financing activities increased to $15.3 million for the fiscal year 2018, from $5.0 million for the fiscal year 2017. The increase in net cash used was mainly driven by $22.9 million of treasury stock repurchased during the fiscal year 2018 compared to $12.9 million during the fiscal year 2017.

Stock Repurchase Program

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions.  The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, Securities and Exchange Commission requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. During fiscal year 2019, the Company repurchased 648 thousand shares of common stock for approximately $4.2 million under the stock repurchase program, including cost and commission, in open market transactions. At December 29, 2019, the remaining dollar value of authorization under the share repurchase program was $37.9 million, which includes commission.

Credit Facility

On August 7, 2019, the Company entered into a second amended and restated revolving credit facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”) that expires in July 2022. The Credit Agreement amends and restates that certain amended and restated revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. The Credit Agreement provides, among other things, for a revolving credit facility in a maximum principal amount of $40 million, with possible future increases of up to $20 million under an expansion feature. Borrowings under the credit facility generally bear interest at the Company’s option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) a prime rate as announced by JPMorgan plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon the Company’s consolidated total leverage ratio. On the last day of each calendar quarter, the Company is required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility. So long as certain total leverage ratios, EBITDA thresholds and minimum liquidity requirements are met and no default or event of default has occurred or would result, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make, provided that proceeds of the loans under the Credit Agreement may not be used for purposes of making restricted payments. As of December 29, 2019, the Company had no amounts outstanding under the Credit Agreement.

Off-Balance Sheet Arrangements

As of December 29, 2019, the Company does not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

Contractual Obligations

The following table presents contractual obligations and commercial commitments as of December 29, 2019 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (a)	$333,711	$46,581	$81,735	$63,939	$141,456
Accounts payable	$3,886	$3,886	$—	$—	$—
Total	$337,597	$50,467	$81,735	$63,939	$141,456

(a)	Includes base lease terms and certain optional renewal periods that are included in the lease term. Certain of these options are subject to escalation based on various market-based factors.

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

Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets, which includes property and equipment and right-of-use assets for operating leases, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped at the individual shop-level for purposes of the impairment assessment because a shop represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated forecasted shop cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated forecasted shop cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the income approach. Key inputs to this approach include forecasted shop cash flows, discount rate, and estimated market rent, which are all classified as Level 3 inputs. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company used a weighted average cost of capital to discount the future cash flows. A 100 basis point change in weighted average cost of capital would not have a material impact on the calculation of an impairment charge. After performing periodic reviews of Company shops during each quarter of 2019, 2018 and 2017, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis for these shops and recorded impairment charges of $2.6 million, $13.4 million and $10.6 million for the fiscal years 2019, 2018 and 2017, respectively, which is included in impairment and loss on disposal of property and equipment in the consolidated statements of operations. Based on the Company’s analysis, no impairment, beyond what has already been recorded, has been identified. Given the current challenges facing the industry and our business, future evaluations could result in additional material impairment charges.

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

During its assessment for the first quarter of 2019, the Company estimated it would be in a three-year cumulative loss position as of December 29, 2019.  Therefore, the Company determined based on the available evidence that a full valuation allowance against its net deferred tax assets was recorded.  As a result of this valuation allowance, the Company did not provide for an income tax benefit on the pre-tax loss recorded for the year ended December 29, 2019.  This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments.  The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Potbelly is subject to interest rate risk in connection with borrowings under the credit facility, which bears interest at variable rates. As of December 29, 2019, the Company had no amounts outstanding under the credit facility. A 100 basis point change in the interest rate would not have a material impact on the Company’s financial condition or results of operations. Potbelly did not have any material exposure to interest rate market risks for fiscal year 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Potbelly Corporation and subsidiaries

Chicago, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Potbelly Corporation and subsidiaries  (the "Company") as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 29, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 29, 2019 due to the adoption of ASU No. 2016-02 Leases (Topic 842) using the modified retrospective approach.

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

February 27, 2020

We have served as the Company's auditor since 2005.

Potbelly Corporation and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands, except par value data)

	December 29,	December 30,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$18,806	$19,775
Accounts receivable, net of allowances of $202 and $113 as of December 29, 2019 and December 30, 2018, respectively	4,257	4,737
Inventories	3,473	3,482
Prepaid expenses and other current assets	5,687	11,426
Total current assets	32,223	39,420

Property and equipment, net	79,032	87,782
Right-of-use assets for operating leases	211,988	—
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred income taxes, non-current	—	13,385
Deferred expenses, net and other assets	4,010	7,002
Total assets	$332,879	$153,215

Liabilities and Equity
Current liabilities
Accounts payable	$3,886	$3,835
Accrued expenses	20,398	25,029
Short-term operating lease liabilities	29,319	—
Accrued income taxes	171	162
Total current liabilities	53,774	29,026

Deferred rent and landlord allowances	—	22,905
Long-term operating lease liabilities	206,726	—
Other long-term liabilities	3,210	5,751
Total liabilities	263,710	57,682

Commitments and contingencies (Note 14)

Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 23,638 and 24,143 shares as of December 29, 2019 and December 30, 2018, respectively	331	330
Additional paid-in-capital	435,278	432,771
Treasury stock, held at cost, 9,465 and 8,801 shares as of December 29, 2019, and December 30, 2018, respectively	(112,680)	(108,372)
Accumulated deficit	(254,081)	(229,558)
Total stockholders’ equity	68,848	95,171
Non-controlling interest	321	362
Total equity	69,169	95,533

Total liabilities and equity	$332,879	$153,215

See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries

Consolidated Statements of Operations

(amounts and shares in thousands, except per share data)

	Fiscal Year
	2019	2018	2017
Revenues
Sandwich shop sales, net	$406,688	$419,426	$424,932
Franchise royalties and fees	3,019	3,212	3,179
Total revenues	409,707	422,638	428,111

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	108,326	111,083	113,426
Labor and related expenses	128,403	127,962	126,337
Occupancy expenses	58,977	59,789	58,562
Other operating expenses	50,178	50,363	49,209
General and administrative expenses	47,949	46,862	44,618
Depreciation expense	22,103	23,142	25,680
Pre-opening costs	35	472	1,441
Impairment and loss on disposal of property and equipment	2,932	13,567	10,761
Total expenses	418,903	433,240	430,034
Loss from operations	(9,196)	(10,602)	(1,923)

Interest expense	199	142	124
Loss before income taxes	(9,395)	(10,744)	(2,047)
Income tax expense (benefit)	14,190	(2,195)	4,643
Net loss	(23,585)	(8,549)	(6,690)
Net income attributable to non-controlling interest	407	329	266
Net loss attributable to Potbelly Corporation	$(23,992)	$(8,878)	$(6,956)

Net loss per common share attributable to common stockholders:
Basic	$(1.01)	$(0.35)	$(0.28)
Diluted	$(1.01)	$(0.35)	$(0.28)
Weighted average shares outstanding:
Basic	23,850	25,173	25,045
Diluted	23,850	25,173	25,045

See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries

Consolidated Statements of Equity

(amounts and shares in thousands)

	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 25, 2016	25,139	$309	$(72,321)	$909	$407,622	$(213,034)	$751	$124,236
Net income (loss)	—	—	—	—	—	(6,956)	266	(6,690)
Stock-based compensation plans	697	7	—	—	6,480	—	—	6,487
Exercise of stock warrants	242	2	—	(909)	2,879	—	—	1,972
Repurchases of common stock	(1,078)	—	(12,941)	—	—	—	—	(12,941)
Distributions to non-controlling interest	—	—	—	—	—	—	(513)	(513)
Contributions from non-controlling interest	—	—	—	—	—	—	11	11
Stock-based compensation expense	—	—	—	—	4,676	—	—	4,676
Balance at December 31, 2017	25,000	$318	$(85,262)	$—	$421,657	$(219,990)	$515	$117,238
Net income (loss)	—	—	—	—	—	(8,878)	329	(8,549)
Cumulative impact of Topic 606, net of tax of $250	—	—	—	—	—	(690)	—	(690)
Stock-based compensation plans	1,112	12	—	—	8,232	—	—	8,244
Treasury shares used for stock-based plans	(16)	—	(194)	—	—	—	—	(194)
Repurchases of common stock	(1,953)	—	(22,916)	—	—	—	—	(22,916)
Distributions to non-controlling interest	—	—	—	—	—	—	(580)	(580)
Contributions from non-controlling interest	—	—	—	—	—	—	98	98
Stock-based compensation expense	—	—	—	—	2,882	—	—	2,882
Balance at December 30, 2018	24,143	$330	$(108,372)	$—	$432,771	$(229,558)	$362	$95,533
Net income (loss)	—	—	—	—	—	(23,992)	407	(23,585)
Cumulative impact of Topic 842, net of tax of $196	—	—	—	—	—	(531)	—	(531)
Stock-based compensation plans	159	1	—	—	172	—	—	173
Treasury shares used for stock-based plans	(16)	—	(91)	—	—	—	—	(91)
Repurchases of common stock	(648)	—	(4,217)	—	—	—	—	(4,217)
Distributions to non-controlling interest	—	—	—	—	—	—	(523)	(523)
Contributions from non-controlling interest	—	—	—	—	—	—	75	75
Stock-based compensation expense	—	—	—	—	2,335	—	—	2,335
Balance at December 29, 2019	23,638	$331	$(112,680)	$—	$435,278	$(254,081)	$321	$69,169

See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Fiscal Year
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(23,585)	$(8,549)	$(6,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	22,103	23,142	25,680
Noncash lease expense	27,853	—	—
Deferred income tax	13,808	(3,016)	6,096
Deferred rent and landlord allowances	—	(82)	1,911
Stock-based compensation expense	2,335	2,882	4,676
Excess tax deficiency from stock-based compensation	—	1,089	2,112
Asset impairment, store closure and disposal of property and equipment	2,989	13,762	10,947
Amortization of debt issuance costs	55	37	37
Changes in operating assets and liabilities:
Accounts receivable, net	480	100	(650)
Inventories	9	43	(160)
Prepaid expenses and other assets	5,917	(694)	(3,190)
Accounts payable	(249)	177	286
Operating lease liabilities	(29,725)	—	—
Accrued expenses and other liabilities	(3,822)	2,097	764
Net cash provided by operating activities	18,168	30,988	41,819

Cash flows from investing activities:
Purchases of property and equipment	(14,365)	(21,395)	(34,684)
Net cash used in investing activities	(14,365)	(21,395)	(34,684)

Cash flows from financing activities:
Treasury stock repurchase	(4,217)	(22,916)	(12,941)
Debt issuance costs	(189)	—	—
Proceeds from exercise of stock options	173	8,244	6,487
Proceeds from exercise of stock warrants	—	—	1,972
Employee taxes on certain stock-based payment arrangements	(91)	(194)	—
Contributions from non-controlling interest	75	98	11
Distributions to non-controlling interest	(523)	(580)	(513)
Net cash used in financing activities	(4,772)	(15,348)	(4,984)

Net increase (decrease) in cash and cash equivalents	(969)	(5,755)	2,151
Cash and cash equivalents at beginning of period	19,775	25,530	23,379
Cash and cash equivalents at end of period	$18,806	$19,775	$25,530

Supplemental cash flow information:
Income taxes paid	$187	$250	$1,656
Interest paid	108	110	94
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$1,198	$751	$1,741

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation, a Delaware corporation, together with its subsidiaries (collectively referred to as “the Company,” “Potbelly,” “we,” “us”, or “our”), owns or operates more than 400 company-owned shops in the United States as of December 29, 2019. Additionally, Potbelly franchisees operate over 40 shops domestically.

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

(b) Reporting Period

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every five or six years a 53rd week is added. Fiscal years 2019, 2018 and 2017 consisted of 52, 52 and 53 weeks, respectively.

(c) Segment Reporting

The Company owns and operates Potbelly Sandwich Shop concepts in the United States. The Company also has domestic franchise operations of Potbelly Sandwich Shops concepts. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. As the CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, the Company has one operating segment and one reportable segment.

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

(h) Accounts Receivable, net

Accounts receivable, net consists of amounts owed from credit card processors, customers, third-party delivery platforms, vendors and other miscellaneous receivables.

(i) Inventories

Inventories, which consist of food products, paper goods and supplies, and promotional items, are valued at the lower of cost (first-in, first-out) or net realizable value. No adjustment is deemed necessary to reduce inventory to the lower of cost or net realizable value due to the rapid turnover and high utilization of inventory.

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

(k) Indefinite-Lived Intangible Assets

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

(m) Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations. Advertising expenses were $4.1 million, $4.3 million and $3.4 million in fiscal years 2019, 2018 and 2017, respectively.

(n) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are attributed to differences between financial statement and income tax reporting. Deferred tax assets, net of any valuation allowances, represent the future tax return consequences of those differences and for operating loss and tax credit carryforwards, which will be deductible when the assets are recovered. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment of the realizability of deferred tax assets, the Company considers all positive and negative evidence as to whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.

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

(o) Stock-Based Compensation

The Company has granted stock options under its 2004 Equity Incentive Plan (the “2004 Plan”), 2013 Long-Term Incentive Plan (the “2013 Plan”) and 2019 Long-Term Incentive Plan (the “2019 Plan”), as amended (the “2019 Plan” and together with the 2013 Plan and 2004 Plan, the “Plans”) and restricted stock units (“RSUs”) under its 2013 Plan and 2019 Plan. The Plans permit the granting of awards to employees and non-employee officers, consultants, agents, and independent contractors of the Company in the form of stock appreciation rights, stock awards and units, and stock options. The Plans give broad powers to the Company’s board of directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and rights and to prescribe the particular form and conditions of each option to be granted. On May 16, 2019, the Company’s stockholders approved the 2019 Plan and, in connection therewith, all equity awards made after that date were made under the 2019 Plan. All remaining shares of common stock reserved for issuance under the 2013 Plan are available for issuance under the 2019 Plan and no future awards will be made under the 2013 Plan.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company accounts for its stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Stock Based Compensation. For employees, the Company records stock-based compensation expense on a straight-line basis over the vesting period based on the grant-date fair value of the awards, which is determined using the Black-Scholes option pricing valuation model for stock options and the quoted share price of Potbelly’s common stock on the date of grant for RSUs. For the Company’s non-employee directors, the Company records stock compensation expense on the grant date of the RSUs.

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

(p) Leases

The Company determines if an arrangement is a lease at inception of the arrangement.  The Company leases retail shops, warehouse, and office space under operating leases.  The Company’s leases generally have terms of ten years and most include options to extend the leases for additional five-year periods.  For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease.

Operating leases result in the Company recording a right-of-use asset and lease liability on the balance sheet.  Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.  Operating lease assets and liabilities are recognized at the lease commencement date, which is the date we take possession of the property.  Operating lease liabilities represent the present value of lease payments not yet paid.  Operating right-of-use assets represent the operating lease liability adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets.  In determining the present value of lease payments not yet paid, the Company estimates its incremental secured borrowing rates corresponding to the maturities of its leases.  As we have no outstanding debt nor committed credit facilities, secured or otherwise, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment.

Our leases typically contain rent escalations over the lease term and lease expense is recognized on a straight-line basis over the lease term.  Tenant incentives used to fund leasehold improvements are recognized when earned and reduce right-of-use assets related to the lease.  The tenant incentives are amortized through the right-of-use asset as reductions of rent expense over the lease term.

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

Operating leases are included in right-of-use assets for operating leases, short-term operating lease liabilities, and long-term operating lease liabilities on the Company’s Consolidated Balance Sheets.

(q) Revenue Recognition

Revenue from retail shops is presented net of discounts and recognized when food and beverage products are tendered at the point of sale. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities. The company adopted ASC 606 as January 1, 2018 using the modified retrospective method applied to contracts that were not completed as of the date of adoption.

Potbelly sells gift cards to customers, records the sale as a contract liability and recognizes the associated revenue as the gift card is redeemed. A portion of these gift cards are not redeemed by the customer, which is recognized by the Company as revenue as a percentage of customers gift card redemptions. The expected breakage amount recognized is determined by a historical data analysis on gift card redemption patterns. The Company recognized gift card breakage income, which is recorded within gross sales in the consolidated statements of operations.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company earns an initial franchise fee, a franchise development agreement fee and ongoing royalty fees under the Company’s franchise agreements. Initial franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. As such, these franchise fees are recognized over the contractual term of the franchise agreement. The Company records a contract liability for the unearned portion of the initial franchise fees. Franchise development agreement fees represent the exclusivity rights for a geographical area paid by a third party to develop Potbelly shops for a certain period of time. Franchise development agreement fee payments received by the Company are recorded as deferred revenue in the consolidated balance sheet and amortized over the life of the franchise development agreement. Royalty fees are based on a percentage of sales and are recorded as revenue as the fees are earned and become receivable from the franchisee.

(r) Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets, which includes property and equipment and right-of-use assets for operating leases, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped at the individual shop-level for the purposes of the impairment assessment because a shop represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated forecasted shop cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated forecasted shop cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset group. The fair value of the shop assets is determined using the income approach. Key inputs to this approach include forecasted shop cash flows, discount rate, and estimated market rent, which are all classified as Level 3 inputs. See “Fair Value Measurements” above for a definition of Level 3 inputs.

At transition of adoption to ASC 842, the Company impaired $0.7 million of pre-tax right-of-use assets related to previously impaired shops. This amount is recorded, net of tax, as an opening reduction to retained earnings. After performing periodic reviews of the company-operated shops during each quarter of 2019, 2018 and 2017, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis for these shops and recorded impairment charges of $2.6 million, $13.4 million, and $10.6 million for the fiscal years 2019, 2018, and 2017, respectively, which is included in impairment and loss on disposal of property and equipment in the consolidated statements of operations.

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis included items such as leasehold improvements, property and equipment, right-of-use assets for operating leases, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

(s) Recent Accounting Pronouncements

On December 31, 2018, the Company adopted Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We elected the optional transition method to apply the standard as of the effective date and therefore, prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under previous lease guidance. The adoption of Topic 842 had a material impact on the consolidated balance sheets and an immaterial impact on the consolidated statements of operations, consolidated statements of equity and consolidated statements of cash flows.

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The impact on the consolidated balance sheet is as follows:

		Adjustments Due
	December 30,	to the Adoption of	December 31,
	2018	Topic 842	2018
Assets
Current assets
Cash and cash equivalents	$19,775	$—	$19,775
Accounts receivable, net of allowances of $113 as of December 30, 2018	4,737	—	4,737
Inventories	3,482	—	3,482
Prepaid expenses and other current assets	11,426	—	11,426
Total current assets	39,420	—	39,420

Property and equipment, net	87,782	—	87,782
Right-of-use assets for operating leases	—	232,477	232,477
Indefinite-lived intangible assets	3,404	—	3,404
Goodwill	2,222	—	2,222
Deferred income taxes, noncurrent	13,385	195	13,580
Deferred expenses, net and other assets	7,002	—	7,002
Total assets	$153,215	$232,672	$385,887

Liabilities and Equity
Current liabilities
Accounts payable	$3,835	$—	$3,835
Accrued expenses(1)	25,029	(1,124)	23,905
Short-term operating lease liabilities	—	28,826	28,826
Accrued income taxes	162	—	162
Total current liabilities	29,026	27,702	56,728

Deferred rent and landlord allowances(1)	22,905	(22,905)	—
Long-term operating lease liabilities	—	228,406	228,406
Other long-term liabilities	5,751	—	5,751
Total liabilities	57,682	233,203	290,885

Stockholders’ equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 24,143 shares as of December 30, 2018	330	—	330
Additional paid-in-capital	432,771	—	432,771
Treasury stock, held at cost, 8,801 shares as of December 30, 2018	(108,372)	—	(108,372)
Accumulated deficit(2)	(229,558)	(531)	(230,089)
Total stockholders’ equity	95,171	(531)	94,640
Non-controlling interest	362	—	362
Total stockholders' equity	95,533	(531)	95,002

Total liabilities and equity	$153,215	$232,672	$385,887

(1)	Adjustment to reclassify deferred rent and tenant improvement allowance to right-of-use assets for operating leases upon the adoption of Topic 842.
(2)	The Company recorded a net reduction of $0.5 million to opening accumulated deficit as of December 31, 2018, due to the cumulative impact of adopting Topic 842.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In June 2016, the FASB issued Accounting Standard Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires the measurement and recognition of expected credit losses on financial instruments. ASU 2016-13 replaces the existing incurred loss model with a forward-looking expected credit loss model that requires consideration of a broader range of information to estimate credit losses. This new guidance is effective for the Company prospectively beginning December 30, 2019 and is not expected to have a material impact on the Company’s consolidated financial statements.

(3) Revenue

Potbelly primarily earns revenue at a point in time through sales at our sandwich shop locations and records such revenue net of sales-related taxes collected from customers. The payment on these sales is due at the time of the customer’s purchase. The Company also receives royalties from franchisees on their respective sales, which are recognized at the point in time the sale is made and invoiced weekly. Potbelly also records revenue from sales over time related to initial franchise fees, gift card redemptions and breakage. For the fiscal year ended December 29, 2019, revenue recognized from all revenue sources on point in time sales was $408.8 million, and revenue recognized from sales over time was $0.9 million. For the fiscal year ended December 30, 2018, revenue recognized from all revenue sources on point in time sales was $421.8 million, and revenue recognized from sales over time was $0.8 million.

Franchise Revenue

Potbelly licenses intellectual property and trademarks to franchisees through franchise agreements. As part of these franchise agreements, Potbelly receives an initial franchise fee from the franchisee, which the Company recognizes over the term of the franchise agreement. The Company records a contract liability for the unearned portion of the initial franchise fees.

Gift Card Redemptions / Breakage Revenue

Potbelly sells gift cards to customers, records the sale as a contract liability and recognizes the associated revenue as the gift card is redeemed. A portion of these gift cards are not redeemed by the customer, which is recognized by the Company as revenue as a percentage of customers gift card redemptions. The expected breakage amount recognized is determined by a historical data analysis on gift card redemption patterns. The Company recognized gift card breakage income of $0.2 million, $0.3 million and $0.4 million for the fiscal years ended 2019, 2018 and 2017, respectively, which is recorded within net sandwich shop sales in the consolidated statements of operations

Contract Liabilities

As described above, the Company records current and noncurrent contract liabilities for initial franchise fees as well as gift cards. There are no other contract liabilities or contract assets recorded by the Company. The opening and closing balances of the Company’s current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 31, 2018	$(2,184)	$(1,631)
Ending balance as of December 29, 2019	(1,594)	(2,054)
Decrease in contract liability	$(590)	$423

The aggregate value of remaining performance obligations on outstanding contracts was $3.6 million as of December 29, 2019. The decrease in the liability during the 52 weeks ended December 29, 2019 was a result of gift card redemptions offset by purchases of new gift cards and recognition of franchise fees. The Company expects to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Years Ending	Amount
2020	$1,272
2021	325
2022	222
2023	201
2024	166
Thereafter	1,462
Total revenue recognized	$3,648

For the 52 weeks ended December 29, 2019, the amount of revenue recognized related to the December 31, 2018 liability ending balance was $2.2 million. For the 52 weeks ended December 30, 2018, the amount of revenue recognized related to the January 1, 2018 liability ending balance was $2.1 million. This revenue related to the recognition of gift card redemptions and upfront franchise fees. For the year ended December 29, 2019 and December 30, 2018, the Company did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.

(4) Earnings (Loss) Per Share

Basic earnings (loss) per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the year ended December 29, 2019, the Company had a loss per share, therefore, shares were excluded for potential stock option exercises.

The following table summarizes the earnings (loss) per share calculation (in thousands):

	Fiscal Year
	2019	2018	2017
Net loss attributable to Potbelly Corporation	$(23,992)	$(8,878)	$(6,956)
Weighted average common shares outstanding-basic	23,850	25,173	25,045
Plus: Effect of potential stock options exercise	—	—	—
Weighted average common shares outstanding-diluted	23,850	25,173	25,045
Loss per share available to common stockholders- basic	$(1.01)	$(0.35)	$(0.28)
Loss per share available to common stockholders- diluted	$(1.01)	$(0.35)	$(0.28)
Potentially dilutive shares that are considered anti-dilutive:
Shares	2,334	2,499	3,376

(5) Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 29,	December 30,
	2019	2018
Leasehold improvements	$171,586	$169,300
Machinery and equipment	49,943	48,606
Furniture and fixtures	34,325	33,177
Computer equipment and software	38,881	35,159
Construction in progress	2,615	1,938
	297,350	288,180
Less: Accumulated depreciation	(218,318)	(200,398)
	$79,032	$87,782

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 29,	December 30,
	2019	2018
Accrued labor and related expenses	$7,403	$10,324
Deferred gift card revenue	1,415	1,821
Accrued occupancy expenses	2,010	2,309
Deferred rent—current	—	1,250
Accrued corporate and shop expenses	1,859	1,446
Accrued utilities	1,137	1,304
Accrued sales and use tax	2,063	3,001
Accrued construction	293	147
Accrued contract termination costs (a)	—	392
Accrued legal and professional fees	716	128
Accrued other	3,502	2,907
Total	$20,398	$25,029

(a)

The Company incurs expenses associated with exit activity for certain signed lease agreements, which are recognized in general and administrative expenses. Accrued contract termination costs consisted of the following (in thousands):

	December 29,	December 30,
	2019	2018
Accrued contract termination costs—beginning balance	$392	$27
Contract termination costs incurred	3,449	1,461
Contract termination costs settled and paid	(3,841)	(1,096)
Accrued contract termination costs—ending balance	$—	$392

(7) Income Taxes

Income (loss) before income taxes for the Company’s domestic and foreign operations was as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Domestic operations	$(9,790)	$(11,381)	$(2,513)
Foreign operations	395	637	466
Total	$(9,395)	$(10,744)	$(2,047)

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year
	2019	2018	2017
Federal:
Current	$159	$(339)	$(3,728)
Deferred	9,379	(1,644)	8,792
	9,538	(1,983)	5,064
State and Local:
Current	227	73	150
Deferred	4,425	(305)	(584)
	4,652	(232)	(434)
Foreign:
Current	—	20	13
	—	20	13
Income tax expense (benefit)	$14,190	$(2,195)	$4,643

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rates to income (loss) before income taxes as a result of the following (in thousands):

	Fiscal Year
	2019	2018	2017
U.S. federal statutory tax	21.0%	21.0%	35.0%
Computed “expected” tax expense (benefit)	$(1,973)	$(2,256)	$(716)
Increase (reduction) resulting from:
Valuation allowance	16,116	-	-
Minority interest	(107)	(87)	(105)
Permanent differences	425	220	96
State and local income taxes, net of federal income tax effect	(361)	(436)	5
FICA and other tax credits	(504)	(522)	(502)
Equity compensation	577	1,089	2,112
Adjustments	(106)	(252)	(93)
Tax rate change	123	49	3,846
	$14,190	$(2,195)	$4,643

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

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities reflected in the consolidated balance sheets are presented below (in thousands):

	December 29,	December 30,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$3,721	$576
Accrued liabilities	848	1,449
Deferred revenue	423	543
Stock-based compensation	2,516	2,685
Property and equipment	4,568	5,037
Operating lease liabilities	62,313	—
Deferred rent	—	4,373
Tax credits and charitable contribution carryforwards	1,538	981
Gross deferred tax assets	75,927	15,644
Valuation allowance	(16,116)	—
Net deferred tax assets	59,811	15,644
Deferred tax liabilities:
Prepaids	(492)	(466)
Right-of-use asset for operating leases	(57,717)	—
Intangible assets	(1,162)	(1,075)
Smallwares	(533)	(566)
Other	(134)	(152)
Total deferred tax liabilities	(60,038)	(2,259)
Net deferred tax liabilities	$(227)	$13,385

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of its deferred tax assets will not be realized.  In its assessment, the Company considers recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies.  During its assessment for the first quarter of 2019, the Company estimated it would be in a three-year cumulative loss position as of December 29, 2019.  Therefore, the Company determined based on the available evidence that a full valuation allowance against its net deferred tax assets was required. As a result of this valuation allowance, the Company did not provide for an income tax benefit on the pre-tax loss recorded for the year ended December 29, 2019.  This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments.  The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

As of December 29, 2019, the Company has a valuation allowance related to its deferred tax assets of $16.1 million.  As of December 30, 2018, the Company had no valuation allowance recorded based on management’s assessment of the amount that its deferred tax assets were more likely than not to be realized.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 29, 2019 and December 30, 2018, the Company had no interest or penalties accrued. As of December 29, 2019 and December 30, 2018, the Company had no uncertain tax positions.

The tax years prior to 2015 are generally closed for examination by the United States Internal Revenue Service. However, certain of these tax years are open for examination as a result of net operating losses generated in these years and utilized in subsequent years. The Company’s last IRS examination was for the 2014 tax year; no IRS audits are currently ongoing. State statutes are generally open for audit for the 2015 to 2018 tax years.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(8) Leases

Operating lease term and discount rate were as follows:

December 29,
2019
Weighted average remaining lease term (years)	8.52
Weighted average discount rate	7.95%

Certain of the Company’s operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops.  Pass-through charges and payments based on percentage rent are included within variable lease cost.

The components of lease cost were as follows (in thousands):

		Fiscal Year
	Classification	2019
Operating lease cost	Occupancy and general and administrative expenses	$45,604
Variable lease cost	Occupancy and general and administrative expenses	13,692
Total lease cost		$59,296

Supplemental disclosures of cash flow information relating to leases is as follows (in thousands):

Fiscal Year
2019
Operating cash flows rent paid for operating lease liabilities	$47,335
Operating right-of-use assets obtained in exchange for new operating lease liabilities	15,765
Reduction in operating right-of-use assets due to lease terminations	$(6,506)

As of December 29, 2019, the Company has additional operating lease payments related to shops not yet open of $2.8 million. These operating leases will commence during the next fiscal year with an average lease term of 11 years.

Maturities of lease liabilities were as follows at December 29, 2019 (in thousands):

Operating Leases
2020	$46,581
2021	43,639
2022	38,096
2023	33,512
2024	30,427
Thereafter	141,456
Total lease payments	333,711
Less: imputed interest	(97,666)
Present value of lease liabilities	$236,045

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of lease liabilities were as follows at December 30, 2018 (in thousands):

Operating Leases
2019	$47,918
2020	45,828
2021	41,497
2022	36,120
2023	31,060
Thereafter	138,928
Total minimum lease payments	$341,351

(9) Debt and Credit Facilities

Credit facility

On August 7, 2019, the Company entered into a second amended and restated revolving credit facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”) that expires in July 2022. The Credit Agreement amends and restates that certain amended and restated revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. The Credit Agreement provides, among other things, for a revolving credit facility in a maximum principal amount $40 million, with possible future increases of up to $20 million under an expansion feature. Borrowings under the credit facility generally bear interest at the Company’s option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) a prime rate as announced by JP Morgan plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon the Company’s consolidated total leverage ratio. On the last day of each calendar quarter, the Company is required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility. So long as certain total leverage ratios, EBITDA thresholds and minimum liquidity requirements are met and no default or event of default has occurred or would result, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make, provided that proceeds of the loans under the Credit Agreement may not be used for purposes of making restricted payments. As of the year ended December 29, 2019, the Company had no amounts outstanding under the Credit Agreement.

(10) Capital Stock

As of December 29, 2019 and December 30, 2018, the Company had authorized an aggregate of 210,000 thousand shares of capital stock, of which 200,000 thousand shares were designated as common stock and 10,000 thousand shares were designated as preferred stock. As of December 29, 2019, the Company had issued and outstanding 33,103 thousand and 23,638 thousand shares of common stock, respectively. As of December 30, 2018, the Company had issued and outstanding 32,944 thousand and 24,143 thousand shares of common stock, respectively.

Common Stock

As of December 29, 2019, each share of common stock has the same relative rights and was identical in all respects to each other share of common stock. Each holder of shares of common stock is entitled to one vote for each share held by such holder at all meetings of stockholders.

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions.  The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.  During the fiscal year 2019, the Company repurchased 648 thousand shares of its common stock for approximately $4.2 million under the stock repurchase program. As of December 29, 2019, the remaining dollar value of authorization under the share repurchase program was $37.9 million, which includes commission. Repurchased shares are included as treasury stock in the consolidated balance sheets and the consolidated statements of equity.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(11) Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of $0.5 million, $0.4 million, and $0.4 million for fiscal years 2019, 2018 and 2017, respectively.

(12) Stock-Based Compensation

Stock-Based Compensation Granted Under the 2019 Long-Term Incentive Plan

Stock options and restricted stock units are awarded under the 2019 Long-Term Incentive Plan (the “2019 Plan”) to eligible employees and certain non-employee members of the Board of Directors. The 2019 Plan gives broad powers to the Company’s Board of Directors to administer and interpret the 2019 Plan, including the authority to select the individuals to be granted equity awards and rights and to prescribe the particular form and conditions of each equity award to be granted.

On May 16, 2019, the Company’s stockholders approved the 2019 Plan and, in connection therewith, all equity awards made after that date were made under the 2019 Plan. On June 10, 2019, the Company registered 1,200 thousand shares of its common stock reserved for issuance under the 2019 Plan. The Amended and Restated 2013 Long-Term Incentive Plan (the “2013 Plan”) had 626 thousand remaining shares of common stock reserved for issuance, which are available for issuance under the 2019 Plan and no future awards will be made under the 2013 Plan. As of December 29, 2019, there have been 209 thousand shares of restricted stock units granted under the 2019 Plan. There were no options or shares of common stock granted under the 2019 Plan. As of December 29, 2019, there are 1,560 thousand shares reserved for future issuance.

Stock Options

Under the Plans, the number of shares and exercise price of each option are determined by the committee designated by the Company’s Board of Directors. The options granted are generally exercisable within a 10-year period from the date of grant. The company awards options to certain employees including the senior leadership team. Options outstanding expire on various dates through the year 2028. The range of exercise prices for options outstanding as of December 29, 2019 is $9.37 to $20.53 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.

A summary of stock option activity is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 25, 2016	4,013	$10.61	$13,455	4.78
Granted	464	12.09
Exercised	(653)	9.94
Canceled	(515)	12.18
Outstanding—December 31, 2017	3,309	$10.71	$7,699	4.90
Granted	203	11.27
Exercised	(993)	8.30
Canceled	(369)	13.63
Outstanding—December 30, 2018	2,150	$11.49	$378	5.13
Granted	—	—
Exercised	(22)	7.93
Canceled	(354)	12.45
Outstanding—December 29, 2019	1,774	$11.34	$—	4.33
Exercisable—December 29, 2019	1,546	$11.06	$—	3.83

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

There were no stock option grants in 2019. The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value the options granted for 2018 and 2017:

	2018	2017
Risk-free interest rate	3.0%	2.0%
Expected life (years)	6.25	6.25
Expected dividend yield	—	—
Volatility	35.0%	36.0%
Weighted average grant date fair value	$4.52	$4.76

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

Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the years ended December 29, 2019, December 30, 2018 and December 31, 2017, the Company recognized stock-based compensation expense related to stock options of $0.8 million, $1.4 million and $3.0 million, respectively. The Company records stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations. As of December 29, 2019, unrecognized stock-based compensation expense related to stock options was $0.8 million, which will be recognized through fiscal year 2022.

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

A summary of RSU activity is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 25, 2016	71	$13.43
Granted	241	11.63
Vested	(45)	13.53
Canceled	—	—
Non-vested as of December 31, 2017	267	$11.79
Granted	131	12.12
Vested	(121)	11.92
Canceled	(30)	11.05
Non-vested as of December 30, 2018	247	$11.99
Granted	402	6.47
Vested	(135)	11.94
Canceled	(51)	8.48
Non-vested as of December 29, 2019	463	$7.59

For the years ended December 29, 2019, December 30, 2018 and December 31, 2017, the Company recognized stock-based compensation expense related to RSUs of $1.5 million, $1.5 million and $1.7 million, respectively. As of December 29, 2019, unrecognized stock-based compensation expense for RSUs was $1.7 million, which will be recognized though fiscal year 2022.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Performance stock units

The Company awards performance share units (“PSUs”) to eligible employees; the PSUs are subject to service and performance vesting conditions. In March of 2019 the Company issued 188 thousand PSUs with a grant date fair value of $8.46 per share. The PSUs will vest based on the Company’s achievement of certain targets related to adjusted EBITDA and same store sales goals. The PSUs will vest fully on the third anniversary of the grant date. The quantity of shares that will vest ranges from 0% to 200% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. For the year ended December 29, 2019, no expense was recognized related to PSUs.

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

The following table presents selected unaudited quarterly financial data for periods indicated (in thousands, except per share data):

	Fiscal Year 2019
	March 31	June 30	September 29	December 29
Total revenues	$98,087	$105,630	$104,238	$101,752
Loss from operations	(4,723)	(1,468)	(2,143)	(862)
Net loss attributable to Potbelly Corporation	(18,439)	(1,866)	(2,355)	(1,332)
Loss per share attributable to common stockholders-basic	(0.76)	(0.08)	(0.10)	(0.06)
Loss per share attributable to common stockholders-diluted	(0.76)	(0.08)	(0.10)	(0.06)

	Fiscal Year 2018
	April 1,	July 1,	September 30	December 30
Total revenues	$102,917	$110,347	$106,996	$102,378
Income (loss) from operations	(2,630)	95	(2,697)	(5,370)
Loss attributable to Potbelly Corporation	(2,194)	(360)	(1,961)	(4,363)
Loss per share attributable to common stockholders-basic	(0.09)	(0.01)	(0.08)	(0.17)
Loss per share attributable to common stockholders-diluted	(0.09)	(0.01)	(0.08)	(0.17)

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

In October 2017, plaintiffs filed a purported collective and class action lawsuit (the “Complaint”) in the United States District Court for the Southern District of New York against the Company alleging violations of the Fair Labor Standards Act (FLSA) and New York Labor Law (NYLL). The plaintiffs allege that the Company violated the FLSA and NYLL by not paying overtime compensation to our assistant managers and violated NYLL by not paying spread-of-hours pay. The Complaint was brought as a nationwide “collective action” under the FLSA and as a “class action” under NYLL. Since the filing of the Complaint, the plaintiffs filed a proposed amended complaint removing the NYLL class claim, but adding a proposed Illinois state law class action. In May 2019, the parties participated in a mediation and resolved the claims, which received final court approval on February 4, 2020. All charges related to the claims are reflected in the statement of operations.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 29, 2019. Based upon that evaluation, we have concluded that, as of December 29, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2019. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 29, 2019, our internal control over financial reporting was effective, at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Potbelly Corporation and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Potbelly Corporation and Subsidiaries   (the “Company”) as of December 29, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the change in accounting principle due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases.

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

February 27, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in Potbelly’s definitive proxy statement for the 2020 Annual Meeting (our “Proxy Statement”) and is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table presents certain information related to Potbelly’s equity incentive plans under which the equity securities are authorized for issuance as of December 29, 2019 (shares in thousands):

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,774	$11.34	1,560	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,774	$11.34	1,560

(1)

Consists of the 2004 Equity Incentive Plan, the 2013 Long-Term Incentive Plan and the 2019 Long-Term Incentive Plan. No further awards may be made under the 2004 Equity Incentive Plan or the 2013 Long-Term Incentive Plan. All remaining shares of common stock reserved for issuance under the 2013 Plan are available for issuance under the 2019 Plan.

(2)

The total amount reported consists only of shares available for future issuance under the 2019 Long-Term Incentive Plan, which may be issued in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance stock and performance stock units.

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Seventh Amended and Restated Certificate of Incorporation of Potbelly Corporation (filed as Exhibit 3.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

3.2	Amended and Restated By-laws of Potbelly Corporation (filed as Exhibit 3.1 to Form 8-K (File No. 001-36104) filed June 12, 2018 and incorporated herein by reference)

4.1	Fifth Amended and Restated Registration Rights Agreement (filed as Exhibit 4.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

10.1	Potbelly Corporation 2004 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference) †

10.2	Amended and Restated Potbelly Corporation 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed June 12, 2018 and incorporated herein by reference) †

10.3	Potbelly Corporation 2019 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed May 21, 2019 and incorporated herein by reference) †

10.4

Second Amended and Restated Credit Agreement, dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, (filed as Exhibit 10.1 to Form 10-Q (File No. 001-36104) filed August 8, 2019 and incorporated herein by reference)

10.5

Executive Employment Contract between Potbelly Corporation and Alan Johnson dated November 29, 2017 (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed December 1, 2017 and incorporated herein by reference) †

10.6

First Amendment of Executive Employment Agreement between Potbelly Corporation and Alan Johnson dated May 14, 2018 (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed May 14, 2018 and incorporated herein by reference) †

10.7

Executive Employment Agreement, dated July 25, 2013, between Potbelly Corporation and Matthew Revord (filed as Exhibit 10.5 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference) †

10.8

Amendment to Executive Employment Agreement, dated April 22, 2015, between Potbelly Corporation and Matthew Revord (filed as Exhibit 10.6 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference) †

10.9

Retention Agreement between Potbelly Corporation and Matthew Revord, dated July 17, 2017 (filed as Exhibit 10.3 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference) †

10.10

Executive Employment Agreement, dated November 15, 2018, effective December 3, 2018, between Potbelly Corporation and Thomas Fitzgerald (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed December 3, 2018 and incorporated herein by reference) †

10.11	Executive Employment Agreement, dated May 11, 2018, effective June 4, 2018, between Potbelly Corporation and Brandon Rhoten†

10.12

Executive Employment Agreement, dated May 1, 2015, between Potbelly Corporation and Julie Younglove-Webb (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed May 4, 2015 and incorporated herein by reference) †

10.13

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

10.20

Settlement Agreement, dated April 12, 2018, between Potbelly Corporation, Privet Fund LP, Privet Fund Management LLC, Ryan Levenson and Ben Rosenzweig (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed April 13, 2018)

10.21	Potbelly Corporation Non-Employee Director Compensation Plan (filed as Exhibit 10.2 to Form 10-Q (File No. 001-36104) filed August 8, 2019). †

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Potbelly Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTBELLY CORPORATION

By:	/s/ Alan Johnson
Alan Johnson
Chief Executive Officer and President (On behalf of the registrant, and in his capacity as Principal Executive Officer and officer performing functions similar to Principal Financial Officer)

Date: February 27, 2020

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan Johnson and Matthew Revord and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Johnson Alan Johnson	Chief Executive Officer and President; Director (Principal Executive Officer and officer performing functions similar to Principal Financial Officer)	February 27, 2020

/s/ William Atkins William Atkins	Vice President, Controller (Principal Accounting Officer)	February 27, 2020

/s/ Daniel Ginsberg Daniel Ginsberg	Chairman of the Board, Director	February 27, 2020

/s/ Joseph Boehm Joseph Boehm	Director	February 27, 2020

/s/ David Head David Head	Director	February 27, 2020

/s/ Susan Chapman-Hughes Susan Chapman-Hughes	Director	February 27, 2020

/s/ Adrian Butler Adrian Butler	Director	February 27, 2020

/s/ Marla Gottschalk Marla Gottschalk	Director	February 27, 2020

/s/ Ben Rosenzweig Ben Rosenzweig	Director	February 27, 2020