Form 10-Q
period 2020-03-29
POTBELLY CORP
filed 2020-05-18
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of April 26, 2020, the registrant had 23,684,000 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Potbelly Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except par value data, unaudited)

	March 29,	December 29,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$45,816	$18,806
Accounts receivable, net of allowances of $258 and $202 as of March 29, 2020 and December 29, 2019, respectively	2,651	4,257
Inventories	3,245	3,473
Prepaid expenses and other current assets	8,454	5,687
Total current assets	60,166	32,223

Property and equipment, net	73,006	79,032
Right-of-use assets for operating leases	208,239	211,988
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred expenses, net and other assets	4,032	4,010
Total assets	$351,069	$332,879

Liabilities and Equity
Current liabilities
Accounts payable	$3,375	$3,886
Accrued expenses	15,656	20,398
Short-term operating lease liabilities	29,701	29,319
Accrued income taxes	171	171
Debt from revolving credit facility	39,786	-
Total current liabilities	88,689	53,774

Long-term operating lease liabilities	202,902	206,726
Other long-term liabilities	3,274	3,210
Total liabilities	294,865	263,710

Commitments and contingencies (Note 10)

Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 23,684 and 23,638 shares as of March 29, 2020 and December 29, 2019, respectively	331	331
Additional paid-in-capital	435,768	435,278
Treasury stock, held at cost, 9,488 and 9,465 shares as of March 29, 2020, and December 29, 2019, respectively	(112,751)	(112,680)
Accumulated deficit	(267,422)	(254,081)
Total stockholders’ equity	55,926	68,848
Non-controlling interest	278	321
Total equity	56,204	69,169

Total liabilities and equity	$351,069	$332,879

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(amounts in thousands, except per share data, unaudited)

	For the 13 Weeks Ended
	March 29,	March 31,
	2020	2019
Revenues
Sandwich shop sales, net	$86,961	$97,258
Franchise royalties and fees	629	829
Total revenues	87,590	98,087

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	24,174	25,978
Labor and related expenses	30,397	31,973
Occupancy expenses	15,028	14,377
Other operating expenses	12,765	12,145
General and administrative expenses	10,734	12,709
Depreciation expense	5,456	5,536
Pre-opening costs	64	10
Impairment and loss on disposal of property and equipment	5,957	82
Total expenses	104,575	102,810
Loss from operations	(16,985)	(4,723)

Interest expense	74	32
Loss before income taxes	(17,059)	(4,755)
Income tax expense (benefit)	(3,709)	13,619
Net loss	(13,350)	(18,374)
Net income (loss) attributable to non-controlling interest	(14)	65
Net loss attributable to Potbelly Corporation	$(13,336)	$(18,439)

Net loss per common share attributable to common stockholders:
Basic	$(0.56)	$(0.76)
Diluted	$(0.56)	$(0.76)
Weighted average shares outstanding:
Basic	23,646	24,133
Diluted	23,646	24,133

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts and shares in thousands, unaudited)

For the 13 weeks ended:	Common Stock		Treasury	Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Capital	Deficit	Interest	Total Equity
Balance at December 30, 2018	24,143	330	(108,372)	432,771	(229,558)	362	$95,533
Cumulative impact of Topic 842, net of tax of $196	—	—	—	—	(531)	—	(531)
Net income (loss)	—	—	—	—	(18,439)	65	(18,374)
Stock-based compensation plans	33	—	—	170	—	—	170
Repurchases of common stock	(135)	—	(1,144)	—	—	—	(1,144)
Treasury shares used for stock-based plans	(3)	—	(25)	—	—	—	(25)
Stock-based compensation expense	—	—	—	459	—	—	459
Balance at March 31, 2019	24,038	$330	$(109,541)	$433,400	$(248,528)	$427	$76,088

Balance at December 29, 2019	23,638	$331	$(112,680)	$435,278	$(254,081)	$321	$69,169
Cumulative impact of Topic 326, net of tax of $2	—	—	—	—	(5)	—	(5)
Net income (loss)	—	—	—	—	(13,336)	(14)	(13,350)
Stock-based compensation plans	68	—	—	—	—	—	—
Treasury shares used for stock-based plans	(22)	—	(71)	—	—	—	(71)
Distributions to non-controlling interest	—	—	—	—	—	(172)	(172)
Contributions from non-controlling interest	—	—	—	—	—	143	143
Stock-based compensation expense	—	—	—	490	—	—	490
Balance at March 29, 2020	23,684	$331	$(112,751)	$435,768	$(267,422)	$278	$56,204

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 13 Weeks Ended
	March 29,	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,350)	$(18,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,456	5,536
Noncash lease expense	7,295	7,829
Deferred income tax	5	13,580
Stock-based compensation expense	490	459
Asset impairment, store closure and disposal of property and equipment	6,236	87
Other operating activities	20	9
Changes in operating assets and liabilities:
Accounts receivable, net	1,620	(811)
Inventories	228	189
Prepaid expenses and other assets	(3,252)	1,455
Accounts payable	(767)	(130)
Operating lease liabilities	(7,653)	(7,860)
Accrued expenses and other liabilities	(4,144)	(4,342)
Net cash used in operating activities:	(7,816)	(2,373)

Cash flows from investing activities:
Purchases of property and equipment	$(4,860)	$(2,572)
Net cash used in investing activities:	(4,860)	(2,572)

Cash flows from financing activities:
Borrowings under credit facility	$39,786	$—
Proceeds from exercise of stock options	—	170
Employee taxes on certain stock-based payment arrangements	(71)	(25)
Treasury stock repurchases	—	(1,144)
Distributions to non-controlling interest	(172)	—
Contributions from non-controlling interest	143	—
Net cash provided by (used in) financing activities:	39,686	(999)

Net increase (decrease) in cash and cash equivalents	27,010	(5,944)
Cash and cash equivalents at beginning of period	18,806	19,775
Cash and cash equivalents at end of period	$45,816	$13,831

Supplemental cash flow information:
Income taxes paid	$9	$4
Interest paid	25	24
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$1,091	$161

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

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2019. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s balance sheet as of March 29, 2020 and December 29, 2019, its statement of operations for the 13 weeks ended March 29, 2020 and March 31, 2019, the statement of equity for the 13 weeks ended March 29, 2020 and March 31, 2019, and its statement of cash flows for the 13 weeks ended March 29, 2020 and March 31, 2019 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus ("COVID-19") and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  In response to the pandemic, many states and jurisdictions in which we operate have issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus.  While most of our company-owned shops remain open in accordance with guidance from local authorities, these measures resulted in us closing the vast majority our dining rooms and shifting to off-premise operations only, and we experienced a sudden and drastic decrease in revenues.

The disruption in operations and reduction in revenues have led the Company to consider the impact of the COVID-19 pandemic on the recoverability of its assets, including property and equipment, right-of-use assets for operating leases, goodwill and intangible assets, and others.

Due to the impact of the COVID-19 pandemic, the Company performed impairment analyses of its goodwill, intangible assets, and long-lived assets, which includes property and equipment and right-of-use assets for operating leases, as of March 29, 2020.  The impairment assessments for both goodwill and indefinite lived intangible assets resulted in the conclusion that the fair value of these assets exceeded their carrying values. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen weeks ended March 29, 2020. The Company recorded an impairment charge for its long-lived assets of $5.9 million for the 13 weeks ended March 29, 2020, primarily driven by the expected impact of the COVID-19 pandemic on future cash flows. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.  See Note 3 for further details.

The Company recognized an income tax benefit of $3.7 million for the thirteen weeks ended March 29, 2020 primarily due to the impact of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The Company estimates that it will be able to obtain a tax refund of $3.7 million from the carryback of NOLs and a refund of prior AMT credits. See Note 5 for further details.

To preserve financial flexibility, the Company drew the $40.0 million of available capacity under its revolving credit facility.  Due to the pandemic’s impact on revenues, the Company is in discussions with its lender regarding modifications to financial covenants related to the revolving credit facility.  See Note 7 for further details.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Due to the rapid development and fluidity of this situation, the Company cannot determine the ultimate impact that the COVID-19 pandemic will have on its consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain.

Going Concern

Under ASC 205, Presentation of Financial Statements, the Company is required to consider and has evaluated whether there is substantial doubt that it has the ability to meet its obligations within one year from the financial statement issuance date. This assessment also includes the Company’s consideration of any management plans to alleviate such doubts. The conditions described above related to the COVID-19 pandemic have had a material adverse impact on the Company’s revenues, profitability, and cash flows.  Because of these conditions, the Company has concluded that it is probable that it will not be in compliance with certain financial covenants of the Credit Agreement Amendment, which are further described in Note 7, for a period of one year from the financial statement issuance date.  The probable inability of the Company to meet its current covenant requirements raises substantial doubt on the Company’s ability to meet its obligations within one year from the financial statement issuance date and to continue as a going concern.  If the Company is unable to maintain compliance with the covenants contained in the current Credit Agreement, it may be unable to make additional borrowings on any undrawn amounts and may be required to repay its then outstanding borrowings.  The Company is in continued negotiations with its current lender and expects further amendments to the Credit Agreement as needed to maintain compliance with future financial covenants, but we cannot make any assurances regarding the likelihood, certainty or exact timing of further amendments to the Credit Agreement. The Company is also evaluating various alternatives to improve its liquidity, including but not limited to, lease concessions and deferrals, further reductions of operating and capital expenditures, and raising additional capital.

The condensed consolidated financial statements included in this interim report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

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

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2020 and 2019 both consist of 52 weeks. The fiscal quarters ended March 29, 2020 and March 31, 2019 each consisted of 13 weeks.

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

Recent Accounting Pronouncements

On December 30, 2019, the Company adopted Accounting Standard Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This pronouncement requires the measurement and recognition of expected credit losses on financial instruments. ASU 2016-13 replaces the existing incurred loss model with a forward-looking expected credit loss model that requires consideration of a broader range of information to estimate credit losses. The Company recorded a net reduction of $5 thousand to opening accumulated deficit as of December 30, 2019, due to the cumulative impact of adopting Topic 326.

(2) Revenue

The Company primarily earns revenue at a point in time for sandwich shop sales which can occur in person at the shop, over our web or app platform, or through a third-party platform.  Revenue is recorded net of sales-related taxes collected from customers. The payment on these sales is due at the time of the customer’s purchase. The Company also receives royalties from franchisees on their respective sales, which are recognized at the point in time the sale is made and invoiced weekly. Potbelly also records revenue from sales over time related to upfront franchise fees, gift card redemptions and breakage. For the 13 weeks ended March 29, 2020, revenue recognized from all revenue sources on point in time sales was $87.5 million, and revenue recognized from sales over time was $0.1 million. For the 13 weeks ended March 31, 2019, revenue recognized from all revenue sources on point in time sales was $97.8 million, and revenue recognized from sales over time was $0.3 million.

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

Contract Liabilities

As described above, the Company records current and noncurrent contract liabilities for upfront franchise fees and gift cards.  There are no other contract liabilities or contract assets recorded by the Company. The opening and closing balances of the Company’s current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 30, 2019	$(1,594)	$(2,054)
Ending balance as of March 29, 2020	(1,264)	(1,984)
Decrease in contract liability	$(330)	$(70)

The aggregate value of remaining performance obligations on outstanding contracts was $3.2 million as of March 29, 2020. The Company expects to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2020	$942
2021	302
2022	240
2023	206
2024	174
Thereafter	1,384
Total revenue recognized	$3,248

For the 13 weeks ended March 29, 2020, the amount of revenue recognized related to the December 30, 2019 liability ending balance was $0.5 million. For the 13 weeks ended March 31, 2019, the amount of revenue recognized related to the December 30, 2018 liability ending balance was $0.8 million. This revenue related to the recognition of gift card redemptions and upfront franchise fees. For the 13 weeks ended March 29, 2020 and March 31, 2019, the Company did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.

(3) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of the Company’s shops during the 13 weeks ended March 29, 2020, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis related to these shops and recorded an impairment charge of $5.9 million for the 13 weeks ended March 29, 2020, primarily driven by the expected impact of the COVID-19 pandemic on future cash flows. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. After performing a periodic review of the Company’s shops during the 13 weeks ended March 31, 2019, it was determined that there were no indicators of impairment for the quarter ended March 31, 2019 and accordingly, the Company recorded no impairment charge for the 13 weeks ended March 31, 2019.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

The Company reviews indefinite-lived intangible assets, which includes goodwill and tradenames, annually at fiscal year-end for impairment or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the volatility of the Company's stock price as well as that of its competitors, declining sales at the Company's restaurants and the challenging environment for the restaurant industry generally, the Company determined that there were indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen weeks ended March 29, 2020. As such, the Company performed an impairment assessment for both goodwill and indefinite lived intangible assets and concluded that the fair value of these assets exceeded their carrying values. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen weeks ended March 29, 2020. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

(4) Loss Per Share

Basic and diluted income per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the 13 weeks ended March 29, 2020, and March 31, 2019, the Company had a loss per share, and therefore potentially dilutive shares were excluded from the calculation.

The following table summarizes the loss per share calculation:

	For the 13 Weeks Ended
	March 29,	March 31,
	2020	2019
Net loss attributable to Potbelly Corporation	$(13,336)	$(18,439)
Weighted average common shares outstanding-basic	23,646	24,133
Plus: Effect of potential stock options exercise	—	—
Weighted average common shares outstanding-diluted	23,646	24,133
Loss per share available to common stockholders-basic	$(0.56)	$(0.76)
Loss per share available to common stockholders-diluted	$(0.56)	$(0.76)
Potentially dilutive shares that are considered anti-dilutive:
Common share options	2,294	2,387

(5) Income Taxes

On March 27, 2020, the CARES Act was enacted into law.  The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic.  The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, accelerate refunds of previously generated corporate alternative minimum tax (“AMT”) credits, loosen the business interest limitation under section 163(j), and fix the qualified improvement property regulations in the 2017 Tax Cuts and Jobs Act.   As a result of the CARES Act, the Company estimates that it will be able to obtain a tax refund of $3.7 million from the carryback of NOLs and a refund of prior AMT credits.

The interim tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that occur during the quarter.  The Company recognized an income tax benefit of $3.7 million for the thirteen weeks ended March 29, 2020 primarily due to the impact of the Cares Act discussed above.  The Company recorded a tax expense of $13.6 million for the thirteen weeks ended March 31, 2019 due to the Company recording a non-cash charge to income tax expense for the recognition of a full valuation allowance against its net deferred tax assets.  The Company continues to record a valuation allowance against all of its deferred tax assets as March 29, 2020.  The Company did not provide for an income tax benefit on its pre-tax loss for the 13 weeks ended March 29, 2020 and March 31, 2019.

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of its deferred tax assets will not be realized.  In its assessment, the Company considers recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies.  The Company recorded a full valuation allowance against its net deferred tax assets during the 13 weeks ended March 31, 2019.  The Company recorded a non-cash charge to income tax expense of $13.6 million related to the recognition of the valuation allowance during the first quarter of 2019 and continue to record a valuation allowance against all of our deferred tax assets as of March 29, 2020.  The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly

(6) Leases

We determine if a contract contains a lease at inception. The Company leases retail shops, warehouse and office space under operating leases. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. The Company estimates this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment.

We recognize expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

Operating lease term and discount rate were as follows:

	March 29,	March 31,
	2020	2019
Weighted average remaining lease term (years)	8.33	8.90
Weighted average discount rate	7.90%	8.01%

Certain of the Company’s operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops.  Pass-through charges and payments based on percentage rent are included within variable lease cost.

The components of lease cost were as follows:

		13 weeks ending	13 weeks ending
		March 29,	March 31,
	Classification	2020	2019
Operating lease cost	Occupancy and General and administrative expenses	11,770	10,995
Variable lease cost	Occupancy	3,322	3,504
Total lease cost		$15,092	$14,499

Supplemental disclosures of cash flow information related to leases were as follows:

	13 weeks ending	13 weeks ending
	March 29,	March 31,
	2020	2019
Operating cash flows rent paid for operating lease liabilities	11,979	11,938
Operating right-of-use assets obtained in exchange for new operating lease liabilities	5,534	922
Reduction in operating right-of-use assets due to lease terminations	1,439	—

As of March 29, 2020, the Company had no real estate leases entered into that had not yet commenced.

Maturities of lease liabilities were as follows as of March 29, 2020:

Operating Leases
Remainder of 2020	34,954
2021	44,610
2022	39,071
2023	34,321
2024	31,180
2025	28,836
Thereafter	112,902
Total lease payments	325,874
Less: imputed interest	(93,271)
Present value of lease liabilities	$232,603

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

On March 17, 2020, the Company fully drew the available capacity of $39.8 million under its Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. In accordance with the terms of its Revolving Credit Facility, the proceeds from these borrowings may in the future be used for working capital, general corporate or other permitted purposes.  As of March 29, 2020, the Company had $39.8 million outstanding under the Credit Agreement.  There were no borrowings outstanding as of March 31, 2019.

The Credit Agreement was subsequently amended as of May 15, 2020 (the “Credit Agreement Amendment”) to, among other things (i) change the maturity date from July 31, 2022 to March 31, 2022; (ii) eliminate the $20.0 million expansion feature; (iii) amend the interest rate to the Company’s option at either (a) a eurocurrency rate determined by reference to the applicable LIBOR rate with a 1.00% floor plus a margin of 5.00% or (b) a prime rate as announced by JP Morgan plus 4.00%; (iv) amend the commitment fee to 1.00% per annum in respect of any unused commitments under the credit facility; (v) implement additional restrictions on restricted payments, acquisitions and other indebtedness; and (vi) implement additional financial covenants. Per the terms of the Credit Agreement Amendment, the Company repaid $15.0 million of its outstanding borrowing at the signing of the Credit Agreement Amendment, and may re-borrow this $15.0 million when its cash balances held by JP Morgan declines below $28.0 million.  Lastly, the Company is required to pay an upfront fee of 1% of the outstanding loan balance within fifteen business days of the signing of the Credit Agreement Amendment.

The Credit Agreement Amendment includes financial covenants that require the Company to maintain minimum liquidity levels, minimum building adjusted EBITDA, maximum total debt to adjusted EBITDA and a minimum trailing twelve months (“TTM”) adjusted EBITDA.  The Company is required to maintain (i) a minimum liquidity level of $45.0 million at April 30, 2020 and $32.5 million at May 31, 2020; (ii) a minimum building adjusted EBITDA of ($8.5) million for April 2020 and ($16.0) million for the period of April 2020 through May 2020; (iii) a maximum total debt to adjusted EBITDA ratio of 2.25 to 1.00 beginning June 30, 2020; and (iv) a minimum TTM adjusted EBITDA of $16.0 million beginning June 30, 2020, $15.0 million beginning September 30, 2020 and $17.0 million beginning September 30, 2021. Compliance with the financial covenants was waived for March 29, 2020 as part of the Credit Agreement Amendment.  The Company expects that it will be in compliance with the revised covenants for the April and May 2020 reporting periods.  The Company concluded that without any additional changes, it would likely not meet the maximum total debt to adjusted EBITDA and/or the minimum TTM adjusted EBITDA requirements beginning with the month of June 2020, in which case the lenders would have the ability to demand repayment of the outstanding debt at such time. Accordingly, the outstanding balance is presented as a current liability as of March 29, 2020 based on the guidance in ASC 470, Debt.

(8) Capital Stock

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions.  The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.  For the 13 weeks ended March 29, 2020, the Company did not repurchase any shares of its common stock. Due to the COVID-19 pandemic, the Company does not have plans to repurchase any common stock under its share repurchase program at this time.  For the 13 weeks ended March 31, 2019, the Company repurchased 135,000 shares of its common stock for approximately $1.1 million under the stock repurchase program, including cost and commission, in open market transactions.  Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

(9) Stock-Based Compensation

Stock options

The Company has awarded stock options to certain employees of the Company and certain non-employee members of its Board of Directors.  The grants generally vest over a four-year period.  The fair value of stock options is determined using the Black-Scholes option pricing model. There were no stock options granted during the 13 weeks ended March 29, 2020.

A summary of stock option activity for the 13 weeks ended March 29, 2020 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 29, 2019	1,774	$11.34	$—	4.33
Granted	—	—
Exercised	—	—
Canceled	(33)	10.51
Outstanding—March 29, 2020	1,741	11.35	$—	4.01
Exercisable—March 29, 2020	1,563	$11.12	$—	3.60

Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the 13 weeks ended March 29, 2020, the Company recognized stock-based compensation expense related to stock options of $0.2 million. For the 13 weeks ended March 31, 2019, the Company recognized stock-based compensation expense related to stock options of $0.3 million. As of March 29, 2020, unrecognized stock-based compensation expense for stock options was $0.6 million, which will be recognized through fiscal year 2022. The Company records stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.

Restricted stock units

The Company awards restricted stock units (“RSUs”) to certain employees of the Company and certain non-employee members of its Board of Directors. The Board of Director grants have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The employee grants vest in one-third increments over a three-year period. For the 13 weeks ended March 29, 2020, the Company recognized stock-based compensation expense related to RSUs of $0.3 million. For the 13 weeks ended March 31, 2019, the Company recognized stock-based compensation expense related to RSUs of $0.2 million. As of March 29, 2020, unrecognized stock-based compensation expense for RSUs was $1.9 million, which will be recognized though fiscal year 2023.

A summary of RSU activity for the 13 weeks ended March 29, 2020 is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 29, 2019	463	$7.59
Granted	158	3.88
Vested	(68)	3.18
Canceled	—	—
Non-vested as of March 29, 2020	553	$6.38

Performance stock units

The Company awards performance share units (“PSUs”) to eligible employees; the PSUs are subject to service and performance vesting conditions. In March 2019 the Company issued 188,414 PSUs with a grant date fair value of $8.46 per share. The PSUs will vest based on the Company’s achievement of certain targets related to adjusted EBITDA and same store sales goals. The PSUs will vest fully on the third anniversary of the grant date. The quantity of shares that will vest ranges from 0% to 200% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. For the 13 weeks ended March 29, 2020 and March 31, 2019, no expense was recognized related to PSUs.

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

(11) Subsequent Events

Paycheck Protection Program Loan

On April 10, 2020, Potbelly Sandwich Works, LLC, an indirect subsidiary of the Company, was granted a loan (the “Loan”) from JPMorgan Chase Bank, N.A. in the aggregate amount of $10.0 million, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020.  On April 28, 2020, the Company repaid the $10.0 million proceeds from the loan.

Credit Facility

On May 15, 2020, the Company entered in to an amendment to its Credit Agreement.  See Note 7 for further details.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to: our future financial position and results of operations, estimated costs associated with our closure of underperforming shops, and the implementation and results of strategic initiatives. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, the COVID-19 outbreak; compliance with covenants in our credit facility; competition; general economic conditions; our ability to successfully implement our business strategy; the success of our initiatives to increase sales and traffic; changes in commodity, energy and other costs; our ability to attract and retain management and employees; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Business

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

The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 30, 2018	437	41	8	49	486
Shops opened	1	2	—	2	3
Shops closed	(7)	—	(1)	(1)	(8)
Shops as of March 31, 2019	431	43	7	50	481

Shops as of December 29, 2019	428	46	—	46	474
Shops opened	3	—	—	—	3
Shops closed	(4)	—	—	—	(4)
Shops as of March 29, 2020	427	46	—	46	473

Impact of COVID-19 on Our Business

On January 30, 2020, the WHO announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  The COVID-19 pandemic has significantly impacted economic conditions in the United States where all our shops are located. In response to the pandemic, many states and jurisdictions in which we operate have issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus.  While most of our company-owned shops remain open in accordance with guidance from local authorities, these measures resulted in us closing the vast majority our dining rooms and shifting to off-premise operations only, and we experienced a sudden and drastic decrease in revenues.

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our operations and financial results for the foreseeable future.  There are many uncertainties regarding the current coronavirus COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners, and distribution channels.  The Company is unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties, however, the Company is continually assessing the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly.

As the COVID-19 pandemic emerged, the Company’s first priority was and continues to be ensuring the health and safety of our employees as we serve our customers and communities.  We have provided masks, gloves, and other protective equipment to our shop employees, and we continue to adhere to our stringent food safety and quality assurance programs.  We are monitoring recommendations from the CDC and will make necessary adjustments to align with emerging best practices. We have been in regular contact with our supply chain partners and we have not experienced, nor do we foresee, disruptions in our supply chain.  As of May 15, 2020, 52 of the Company’s shops were closed temporarily.  We have implemented a strategy to reduce costs and preserve cash.  Please see the “Liquidity and Capital Resources” section below for additional details.

Revenue – Through the first ten weeks of 2020, we saw comparable same-store-sales increase 2.5% and the Company was on pace to record the first positive quarterly comparable same-store-sales since 2016. Due to the negative impact of the COVID-19 pandemic, we reported a decrease in comparable same-store-sales of 10.1% for the quarter ended March 29, 2020 compared to the prior year.  As our shops have shifted to off-premise operations only, we are continuing to provide delivery, in-shop pick-up, drive-thru, or curbside pick-up services. Customers can place off-premise orders through Potbelly.com and the Potbelly app, or through DoorDash, Grubhub, and Uber Eats marketplaces nationwide. The Company launched the Potbelly Pantry program, which allows customers to purchase Potbelly products in bulk as a response to changing customer needs during the pandemic.

Operating Costs - We have implemented measures to reduce operating costs and general and administrative expenses in response to the negative impact the pandemic has had on our business.  We have adjusted shop-level labor and reduced purchases of inventory to align with new levels of demand.  We have reduced advertising and marketing expenditures.  We enacted a hiring freeze, and all business travel has been suspended.  As of the beginning of the second quarter of 2020, we temporarily reduced salaries for all corporate employees, suspended merit increases, promotions, bonuses, and certain benefits, furloughed approximately one-third of  corporate employees. The Board of Directors have elected to temporarily defer compensation. We have suspended the payment of rent on the majority of our leases and are in discussions with our landlords regarding the restructuring of those leases in light of various contractual and legal defenses.

Shop Development – The Company has halted capital investment in new company-owned shops, except for shops that are substantially complete, as well as all non-essential capital expenditures.  The Company does not have plans to begin construction on any company-owned shops until the impact of the pandemic is behind us.

We will continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, franchisees, stakeholders and communities.

13 Weeks Ended March 29, 2020 Compared to 13 Weeks Ended March 31, 2019

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	March 29, 2020	% of Revenues	March 31, 2019	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$86,961	99.3%	$97,258	99.2%	$(10,297)	(10.6)%
Franchise royalties and fees	629	0.7	829	0.8	(200)	(24.1)
Total revenues	87,590	100.0	98,087	100.0	(10,497)	(10.7)

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	24,174	27.8	25,978	26.7	(1,804)	(6.9)
Labor and related expenses	30,397	35.0	31,973	32.9	(1,576)	(4.9)
Occupancy expenses	15,028	17.3	14,377	14.8	651	4.5
Other operating expenses	12,765	14.7	12,145	12.5	620	5.1

(Percentages stated as a percent of total revenues)
General and administrative expenses	10,734	12.3	12,709	13.0	(1,975)	(15.5)
Depreciation expense	5,456	6.2	5,536	5.6	(80)	(1.4)
Pre-opening costs	64	*	10	*	54	>100
Impairment and loss on disposal of property and equipment	5,957	6.8	82	*	5,875	>100
Total expenses	104,575	>100	102,810	>100	1,765	1.7
Loss from operations	(16,985)	(19.4)	(4,723)	(4.8)	(12,262)	>100

Interest expense	74	*	32	*	42	>100
Loss before income taxes	(17,059)	(19.5)	(4,755)	(4.8)	(12,304)	>100
Income tax expense (benefit)	(3,709)	(4.2)	13,619	13.9	(17,328)	>(100)
Net loss	(13,350)	(15.2)	(18,374)	(18.7)	5,024	(27.3)
Net income (loss) attributable to non-controlling interest	(14)	*	65	*	(79)	>(100)
Net loss attributable to Potbelly Corporation	$(13,336)	(15.2)%	$(18,439)	(18.8)%	$5,103	(27.7)%

*	Amount is less than 0.1%

Revenues

Total revenues decreased by $10.5 million, or 10.7%, to $87.6 million during the 13 weeks ended March 29, 2020, from $98.1 million during the 13 weeks ended March 31, 2019. The Company’s comparable store sales increased 2.5% during the first 10 weeks of the quarter before experiencing the impact of the COVID-19 pandemic. The revenue decrease for the quarter was driven by a $9.6 million, or 10.1%, decrease in sales from company-operated comparable store shops and a decrease in sales of $0.7 million from shops that have closed and $0.4 million from shops not yet in our company-operated comparable store sales base. These decreases were partially offset by an increase in sales from shops that opened in 2020.

Cost of Goods Sold

Cost of goods sold decreased by $1.8 million, or 6.9%, to $24.2 million during the 13 weeks ended March 29, 2020, from $26.0 million during the 13 weeks ended March 31, 2019. This decrease was primarily driven by a decrease in shop revenue. As a percentage of sandwich shop sales, cost of goods sold increased to 27.8% during the 13 weeks ended March 29, 2020, from 26.7% during the 13 weeks ended March 31, 2019, primarily driven by cost inflation in certain products and reserves for inventory spoilage from the decrease in sales, partially offset by menu price increases.

Labor and Related Expenses

Labor and related expenses decreased by $1.6 million, or 4.9%, to $30.4 million during the 13 weeks ended March 29, 2020, from $32.0 for the 13 weeks ended March 31, 2019, primarily due to labor management amid a decrease in shop revenue and a decrease in expense from closed shops, partially offset by wage inflation. As a percentage of sandwich shop sales, labor and related expenses increased to 35.0% during the 13 weeks ended March 29, 2020, from 32.9% during the 13 weeks ended March 31, 2019, primarily driven by sales deleverage in certain labor related costs not directly variable with sales, partially offset by a decrease in expense from closed shops.

Occupancy Expenses

Occupancy expenses increased by $0.7 million, or 4.5%, to $15.0 million during the 13 weeks ended March 29, 2020, from $14.4 million during the 13 weeks ended March 31, 2019 primarily due to inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance, partially offset by a decrease in expense related to closed shops. As a percentage of sandwich shop sales, occupancy expenses increased to 17.3% during the 13 weeks ended March 29, 2020, from 14.8% during the 13 weeks ended March 31, 2019, primarily due to sales deleverage and inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance.

Other Operating Expenses

Other operating expenses increased by $0.6 million, or 5.1%, to $12.8 million during the 13 weeks ended March 29, 2020, from $12.1 million during the 13 weeks ended March 31, 2019. The increase was primarily attributable to higher expenses related to third-party delivery partnerships driven by increased sales in that channel, partially offset by a decrease in certain items variable with sales. As a percentage of sandwich shop sales, other operating expenses increased to 14.7% during the 13 weeks ended March 29, 2020, from 12.5% during the 13 weeks ended March 31, 2019, primarily driven by sales deleverage in operating expense items such as utilities and other expenses not directly variable with sales.

General and Administrative Expenses

General and administrative expenses decreased by $2.0 million, or 15.5%, to $10.7 million during the 13 weeks ended March 29, 2020, from $12.7 million during the 13 weeks ended March 31, 2019. The decrease was driven primarily by a decrease in lease exit costs and advertising costs. As a percentage of revenues, general and administrative expenses decreased to 12.3% during the 13 weeks ended March 29, 2020, from 13.0% during the 13 weeks ended March 31, 2019, primarily due to a decrease in lease exit costs and advertising costs.

Depreciation Expense

Depreciation expense decreased by $0.1 million, or 1.4%, to $5.5 million during the 13 weeks ended March 29, 2020, from $5.5 million during the 13 weeks ended March 31, 2019. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops, as well as lower depreciation associated with longer expected useful lives for leasehold improvements at new shops and leasehold improvements at legacy shops with shorter expected useful lives being fully depreciated. These decreases were partially offset by existing shop capital investments and investments in technology such as the mobile application, which increased the depreciable base. As a percentage of revenues, depreciation was 6.2% during the 13 weeks ended March 29, 2020 and was 5.6% for the 13 weeks ended March 31, 2019.

Pre-Opening Costs

Pre-opening costs were $64 thousand during the 13 weeks ended March 29, 2020 and $10 thousand during the 13 weeks ended March 31, 2019. The increase was due to 3 new shop openings in the first quarter of 2020 compared to 1 shop opening in the first quarter of 2019.

Impairment and Loss on Disposal of Property and Equipment and Right-of-Use Lease Assets

Impairment and loss on disposal of property and equipment and right-of-use lease assets increased to $6.0 million during the 13 weeks ended March 29, 2020, from $0.1 million during the 13 weeks ended March 31, 2019 primarily due to the expected impact of COVID-19 on future cash flows. After performing periodic reviews of Company shops during the first quarter of 2020, it was determined that indicators of impairment were present for certain shops. The Company performed impairment analyses related to these shops and recorded an impairment charge of $5.9 million for the excess of the carrying amount recorded on the balance sheet over the shops’ estimated fair value. The Company performs impairment analyses on a quarterly basis, which involves significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on the Company’s current projections, no impairment beyond what has already been recorded has been identified.

The COVID-19 outbreak has had a significant impact on the global economy, including declining sales at our restaurants and the overall challenging environment for the restaurant industry. Given the high degree of uncertainty as to whether, when or the manner in which the conditions surrounding the pandemic will change, including the timing of any lifting of restrictions on restaurant operating hours, dine-in limitations or other restrictions that largely limited restaurants to take-out and delivery sales, customer engagement with our brand, the short- and long-term impact on consumer discretionary spending and overall global economic conditions, it is possible that non-cash impairments could be identified in tangible assets in the future. However, the likelihood or the amount of an impairment charge cannot be reasonably estimated at this time.

Interest Expense

Interest expense was $74 thousand during the 13 weeks ended March 29, 2020 and $32 thousand during the 13 weeks ended March 31, 2019.

Income Tax Expense

The Company recognized an income tax benefit of $3.7 million for the thirteen weeks ended March 29, 2020 primarily due to a discrete tax benefit recorded for the carryback of NOLs and a refund of prior AMT credits allowed under the CARES Act, which the Company estimates will result in a tax refund of $3.7 million.  The Company recorded a tax expense of $13.6 million for the thirteen weeks ended March 31, 2019 due to the Company recording a non-cash charge to income tax expense for the recognition of a full valuation allowance against its net deferred tax assets.

Liquidity and Capital Resources

General

Historically, Potbelly’s ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents and the Company’s credit facility. Potbelly’s primary requirements for liquidity and capital are new shop openings, existing shop capital investments, maintenance, repurchases of Company common stock, lease obligations, working capital and general corporate needs. Potbelly’s requirement for working capital is not significant since the Company’s customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, Potbelly is able to sell certain inventory items before the Company needs to pay its suppliers for such items. Company shops do not require significant inventories or receivables.

The COVID-19 pandemic’s impact on our operations and revenues has significantly affected our ability to generate cash from operations.  To preserve financial flexibility, the Company drew the $40.0 million of available capacity under its revolving credit facility.  The Company ended the quarter with a cash balance of $45.8 million compared to a balance of $18.8 million at December 29, 2019.   The increase in the cash balance is primarily due to the borrowing under its Revolving Credit Facility.

Due to the dramatic impact of the pandemic on operations and sales, we suspended the payment of rent on the majority of our leases.  We are in discussions with our landlords regarding the restructuring of those leases in light of various contractual and legal defenses.  While we are having ongoing conversations with landlords in various markets in seeking commercially reasonable lease concessions given the current environment, we have not yet confirmed significant concessions for the remainder of the year.  Future lease amendments resulting from these discussions may have a material impact on our liquidity.

We are expecting to receive a $3.7 million tax refund in 2020 due to the provisions of the CARES Act regarding the carryback of NOLs and the refund of prior AMT credits.  We have elected to defer the employer-paid portion of social security taxes which is expected to defer approximately $3.0 to $4.0 million of cash payments from 2020 in to 2021 and 2022.

Cash Flows

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 13 Weeks Ended
	March 29,	March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(7,816)	$(2,373)
Investing activities	(4,860)	(2,572)
Financing activities	39,686	(999)
Net increase (decrease) in cash	$27,010	$(5,944)

Operating Activities

Net cash used in operating activities increased to $7.8 million for the 13 weeks ended March 29, 2020, from $2.4 million for the 13 weeks ended March 31, 2019. The $5.4 million increase was primarily driven by an increase in loss from operations, as well as timing of payment for certain liabilities.

Investing Activities

Net cash used in investing activities increased to $4.9 million for the 13 weeks ended March 29, 2020, from $2.6 million for the 13 weeks ended March 31, 2019. The increase was primarily due to more shops opened and under construction during the 13 weeks ended March 29, 2020 compared to the 13 weeks ended March 31, 2019.  Due to the COVID-19 pandemic, capital expenditures have been reduced to essential maintenance and safety.

Financing Activities

Net cash provided by financing activities increased to $39.7 million for the 13 weeks ended March 29, 2020, from net cash used in financing activities of $1.0 million for the 13 weeks ended March 31, 2019. The change in financing cash was primarily driven by a borrowing under the Credit Facility of $39.8 million and a decrease in repurchases of treasury stock of $1.1 million during the 13 weeks ended March 29, 2020, partially offset by a $0.2 million decrease in proceeds from the exercise of stock options during the 13 weeks ended March 29, 2020.

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

On March 17, 2020, the Company fully drew the available capacity of $39.8 million under its Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. In accordance with the terms of its Revolving Credit Facility, the proceeds from these borrowings may in the future be used for working capital, general corporate or other permitted purposes.  As of March 29, 2020, the Company had $39.8 million outstanding under the Credit Agreement.  There were no borrowings outstanding as of March 31, 2019.

The Credit Agreement was subsequently amended as of May 15, 2020 (the “Credit Agreement Amendment”) to, among other things (i) change the maturity date from July 31, 2022 to March 31, 2022; (ii) eliminate the $20.0 million expansion feature; (iii) amend the interest rate to the Company’s option at either (a) a eurocurrency rate determined by reference to the applicable LIBOR rate with a 1.00% floor plus a margin of 5.00% or (b) a prime rate as announced by JP Morgan plus 4.00%; (iv) amend the commitment fee to 1.00% per annum in respect of any unused commitments under the credit facility; (v) implement additional restrictions on restricted payments, acquisitions and other indebtedness; and (vi) implement additional financial covenants. Per the terms of the Credit Agreement Amendment, the Company repaid $15.0 million of its outstanding borrowing at the signing of the Credit Agreement Amendment, and may re-borrow this $15.0 million when its cash balances held by JP Morgan declines below $28.0 million.  Lastly, the Company is required to pay an upfront fee of 1% of the outstanding loan balance within fifteen business days of the signing of the Credit Agreement Amendment.

The Credit Agreement Amendment includes financial covenants that require the Company to maintain minimum liquidity levels, minimum building adjusted EBITDA, maximum total debt to adjusted EBITDA and a minimum trailing twelve months (“TTM”) adjusted EBITDA.  The Company is required to maintain (i) a minimum liquidity level of $45.0 million at April 30, 2020 and $32.5 million at May 31, 2020; (ii) a minimum building adjusted EBITDA of ($8.5) million for April 2020 and ($16.0) million for the period of April 2020 through May 2020; (iii) a maximum total debt to adjusted EBITDA ratio of 2.25 to 1.00 beginning June 30, 2020; and (iv) a minimum TTM adjusted EBITDA of $16.0 million beginning June 30, 2020, $15.0 million beginning September 30, 2020 and $17.0 million beginning September 30, 2021. Compliance with the financial covenants was waived for March 29, 2020 as part of the Credit Agreement Amendment.  The Company expects that it will be in compliance with the revised covenants for the April and May 2020 reporting periods.  The Company concluded that without any additional changes, it would likely not meet the maximum total debt to adjusted EBITDA and/or the minimum TTM adjusted EBITDA requirements beginning with the month of June 2020, in which case the lenders would have the ability to demand repayment of the outstanding debt at such time. Accordingly, the outstanding balance is presented as a current liability as of March 29, 2020 based on the guidance in ASC 470, Debt.

The Company is in continued negotiations with its current lender and expects further amendments to the Credit Agreement as needed to maintain compliance with future financial covenants, but we cannot make any assurances regarding the likelihood, certainty or exact timing of further amendments to the Credit Agreement.

The Company is also evaluating various alternatives to improve its liquidity, including but not limited to, lease concessions and deferrals, further reductions of operating and capital expenditures, and raising additional capital.

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

For the 13 weeks ended March 29, 2020, the Company did not repurchase any shares of its common stock.  Due to the COVID-19 pandemic, the Company does not have plans to repurchase any common stock under its share repurchase program at this time.

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

Off-Balance Sheet Arrangements

As of March 29, 2020, the Company does not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

New and Revised Financial Accounting Standards

See Note 1 to the Consolidated Financial Statements for a description of recently issued Financial Accounting Standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our Revolving Credit Facility bears interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of March 29, 2020, the Company had $39.8 million outstanding under the Credit Agreement.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions, seasonality, production, availability and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements used contain risk management techniques designed to minimize price volatility. In many cases, we believe we will be able to address material commodity cost increases by adjusting menu pricing or making other operational adjustments that increase productivity. However, increases in commodity prices, without adjustments to menu prices, could increase restaurant operating costs as a percentage of restaurant sales. We could also experience shortages of key ingredients if our suppliers need to close or restrict operations due to the impact of the COVID-19 pandemic.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 29, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 10 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. In light of the rapidly evolving COVID-19 pandemic, the Company filed Form 8-Ks on March 20, 2020 and May 8, 2020 for the purpose of supplementing the risk factors disclosed in Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended March 29, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
December 30, 2019 - January 26, 2020	—	$—	—	$37.9
January 27, 2020 - February 23, 2020	—	$—	—	$37.9
February 24, 2020 - March 29, 2020	22	$3.19	—	$37.9
Total:	22		—

(1)	Average price paid per share excludes commissions.
(2)

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act or in privately negotiated transactions). No time limit has been set for the completion of the repurchase program and the program may be suspended or discontinued at any time. Due to the COVID-19 pandemic, the Company does not have plans to repurchase any common stock under its stock repurchase program at this time. See Note 8 for further information regarding the Company’s stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 15, 2020, the Company entered into an amendment to the Credit Agreement to, among other things (i) change the maturity date from July 31, 2022 to March 31, 2022; (ii) eliminate the $20.0 million expansion feature; (iii) amend the interest rate to the Company’s option at either (a) a eurocurrency rate determined by reference to the applicable LIBOR rate with a 1.00% floor plus a margin of 5.00% or (b) a prime rate as announced by JP Morgan plus 4.00%; (iv) amend the commitment fee to 1.00% per annum in respect of any unused commitments under the credit facility; (v) implement additional restrictions on restricted payments, acquisitions and other indebtedness; and (vi) implement additional financial covenants. Per the terms of the Credit Agreement Amendment, the Company repaid $15.0 million of its outstanding borrowing at the signing of the Credit Agreement Amendment, and may re-borrow this $15.0 million when its cash balances held by JP Morgan declines below $28.0 million.  Lastly, the Company is required to pay an upfront fee of 1% of the outstanding loan balance within fifteen business days of the signing of the Credit Agreement Amendment.

The Credit Agreement Amendment includes financial covenants that require the Company to maintain minimum liquidity levels, minimum building adjusted EBITDA, maximum total debt to adjusted EBITDA and a minimum trailing twelve months adjusted EBITDA.  The Company is required to maintain (i) a minimum liquidity level of $45.0 million at April 30, 2020 and $32.5 million at May 31, 2020; (ii) a minimum building adjusted EBITDA of ($8.5) million for April 2020 and ($16.0) million for the period of April 2020 through May 2020; (iii) a maximum total debt to adjusted EBITDA ratio of 2.25 to 1.00 beginning June 30, 2020; and (iv) a minimum TTM adjusted EBITDA of $16.0 million beginning June 30, 2020, $15.0 million beginning September 30, 2020 and $17.0 million beginning September 30, 2021.  Compliance with the financial covenants was waived for March 29, 2020 as part of the Credit Agreement Amendment.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

10.1

Amendment No. 1, dated May 15, 2020, to Second Amended and Restated Credit Agreement, dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger.

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

POTBELLY CORPORATION

Date: May 18, 2020	By:	/s/ Steven Cirulis
Steven Cirulis
Chief Financial Officer
(Principal Financial Officer)