Form 10-K/A
period 2019-12-29
POTBELLY CORP
filed 2020-11-05
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

Amendment No. 1

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
12b-2
of the Act).    Yes  ☐    No  ☒
As of June 30
th
, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates
was $116.7 million, based on the closing price of the registrant’s common stock on such date as reported on the Nasdaq Global Select Market. For the purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of January 26, 2020, 23,638,157 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE
Potbelly Corporation (the “Company”, “Potbelly,” “we” and “our”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to its Form
10-K
for the fiscal year ended December 29, 2019, which was filed with the SEC on February 27, 2020 (the “Original Filing”).
This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
which permits the above-referenced Items to be incorporated in the Annual Report on Form
10-K
by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after the last day of the Company’s fiscal year on December 29, 2019, or April 27, 2020. A definitive proxy statement was not filed on or before April 27, 2020. Unless otherwise specifically noted to the contrary, the information provided in this Amendment is as of the date of the Original Filing.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Original Filing and Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule
12b-15
under the Exchange Act, the Company is including Item 15 of Part IV, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment.
Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 does not affect any other section of the Original Filing not otherwise discussed herein and continues to speak as of the date of the Original Filing. The Company has not updated the disclosures contained in the Original Filing to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.
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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Item 1A of this Annual Report on Form
10-K,
as amended, which include, but are not limited to, the following:

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

•
other factors discussed under “Business” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form
10-K,
as amended.

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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
Director Biographies

The following is a list of our directors and nominees for director as of February 27, 2020, their ages as of December 31, 2019, their occupation during the last five years and certain other biographical information
Joseph Boehm
, age 33, has served as our director since October 2017. Mr. Boehm has been a Portfolio Manager at Ancora Advisors, LLC, a registered investment advisor, since April 2014. Prior to his current role, Mr. Boehm was an Analyst at Sigma Capital Management, a hedge fund, from February 2013 through March 2014. From 2010 to 2013, Mr. Boehm was an associate at Deutsche Bank, an investment bank.
Our Board of Directors believes Mr. Boehm’s qualifications to serve as a member of our Board include his financial industries experience.
Effective June 9, 2020, Mr. Boehm also began serving as Lead Director of the Board until such time the Board appoints a new Chair.
Adrian Butler
,
 age 49, has served as our director since May 2019. Since August 2015, he has served as Senior Vice President and Chief Information Officer for Dine Brands Global, Inc. From 2011 to 2015, Mr. Butler was Vice President in the Technology Services division of Target Corporation.
Our Board of Directors believes Mr. Butler’s qualifications to serve as a member of our Board includes his expertise in information technology and experience in the food industry.
Susan Chapman-Hughes
, age 51, served as our director since May 2014. Since February 2018, Ms. Chapman-Hughes has been Global Head of Digital Capabilities, Transformation and Operations, Global Commercial Services for American Express Company, a financial services corporation. Prior to assuming her current role, Ms. Chapman-Hughes was Senior Vice President, US Large Market, Global Corporate Payments from for American Express from December 2014 through February 2018; she was Senior Vice President, US Account Development, Global Corporate Payments from November 2013 through December 2014; and she was the Senior Vice President, Global Real Estate & Workplace Enablement for American Express from July 2010 through November 2013. Before joining American Express Company, Ms. Chapman-Hughes was the Global CAO/Global Head of Operations and Strategy, Citi Realty Services for Citigroup, Inc. Ms. Chapman-Hughes serves on the board of trustees of the National Trust for Historic Preservation and the board of directors of A Better Chance, each of which is a national nonprofit organization.
Our Board of Directors believes Ms. Chapman-Hughes’s qualifications to serve as a member of our Board include her real estate knowledge and her general management, innovation, financial and digital experience.
Ms. Chapman-Hughes resigned from our Board of Directors effective June 8, 2020.
Dan Ginsberg
,
 age 67, served as our director since February 2014. Mr. Ginsberg was Chief Executive Officer of Dermalogica, a U.S.-based skincare brand, from January 2011 through his retirement in August 2014 and has a comprehensive background in branding strategy, marketing and advertising. Mr. Ginsberg’s previous roles include Chief Executive Officer of Red Bull, NA until 2007. Before his Red Bull service, Mr. Ginsberg had been an advertising and marketing executive who held executive positions at agencies such as NW Ayer and Cunningham & Walsh, and Chief Marketing Officer at Hardee’s.
Our Board of Directors believes Mr. Ginsberg’s qualifications to serve as a member of our Board includes his extensive executive officer experience as well as his marketing and branding expertise.
Mr. Ginsburg resigned from our Board of Directors effective June 9, 2020.
Marla Gottschalk
,
 age 59, has served as our director since November 2009. Ms. Gottschalk was Chief Executive Officer of The Pampered Chef Ltd., a marketer of kitchen tools, food products and cookbooks for preparing food in the home, from May 2006 until December 2013 and its President and Chief Operating Officer from December 2003 until May 2006. Ms. Gottschalk joined Pampered Chef from Kraft Foods, Inc., where she worked for 14 years in various management positions, including Senior Vice President of Financial Planning and Investor Relations for Kraft, Executive Vice President and General Manager of Post Cereal Division and Vice President of Marketing and Strategy of Kraft Cheese Division. Ms. Gottschalk is currently a member of the board of trustees of Underwriters Laboratories, a world leader in safety testing and certification, a strategic board advisor for Ocean Spray Cranberries, Inc., and sits on the board of directors for Big Lots, Inc. and Reynolds Consumer Products. She has previously served as a director of GATX Corp. and as a director of Visteon Corp.
Our Board of Directors believes Ms. Gottschalk’s qualifications to serve as a member of our Board include her extensive experience with global companies, her expertise in the food industry and her years of experience in operations and strategic management.
David Head
, age 63, has served as our director since August 2019. Mr. Head has served as Chairman and CEO of Primanti Brothers since 2013. Mr. Head’s previous roles include CEO of O’Charley’s from 2010 to 2012 and CEO of Captain D’s LLC from 2006 to 2010. Prior to O’Charley’s, Mr. Head also served as the CEO of Romacorp and Houlihan’s Restaurant Group. Mr. Head previously served as a director of Bob Evans Farms, O’ Charley’s, Inc., Captain D’s / Sagittarius Brands, and Imvescor.
Our Board of Directors believes Mr. Head’s qualifications to serve as a member of our Board include his extensive knowledge and proven restaurant industry experience in restaurant operations, food service and production.
Alan Johnson
,
 age 60, served as our President and Chief Executive Officer and a director since November 2017. Mr. Johnson was previously the founder of AJ Consulting, a consulting services firm, from September 2015 through November 2017. Prior to that, he was the Chief Executive Officer of BevMo!, a specialty retailer of alcoholic beverages and related products, from April 2007 through September 2015. From 2005 to 2007, Mr. Johnson served as Chief Operating Officer and Chief Financial Officer of Forth & Towne, a division of Gap Inc. Prior to his service with Gap Inc., Mr. Johnson held various executive leadership positions, including at Walt Disney Parks & Resorts, Regal Theaters, PepsiCo and Pizza Hut International. Mr. Johnson is on the Board of Directors of Saucey, a wine, beer and spirits on-demand
delivery
start-up.
Mr. Johnson has over 30 years of executive leadership experience across a variety of blue chip organizations.
Our Board of Directors believes Mr. Johnson’s qualifications to serve as a member of our Board include his role as Chief Executive Officer and President, his leadership experience as an executive at publicly-traded companies in the restaurant and retail sectors and his extensive experience in the retail industry.
Effective July 20, 2020, Mr. Johnson separated from his officer and director positions with the Company.
Benjamin Rosenzweig
,
 age 34, has served as our director since April 2018. Mr. Rosenzweig is a Partner at Privet Fund Management, LLC. Mr. Rosenzweig joined Privet Fund Management LLC in September 2008. He has been an Independent Director of Cicero Inc., a provider of desktop activity intelligence, since February 23, 2017; Hardinge Inc., a designer, manufacturer and distributor of machine tools, since October 14, 2015; and PFSweb, Inc., a global commerce service provider, since May 2013. Mr. Rosenzweig served on the Board of Directors of StarTek, Inc., a customer engagement business process outsourcer, from May 2011 to December 2018. During his time on the Board for StartTek, Mr. Rosenzweig was Chairman of the Audit Committee. He served as a Director of RELM Wireless Corporation, a manufacturer of wireless communications equipment, from September 2013 to September 2015. Prior to joining Privet in September 2008, Mr. Rosenzweig served as an investment banking analyst in the Corporate Finance group of Alvarez and Marsal, where he completed multiple distressed mergers and acquisitions, restructurings, capital formation transactions and similar financial advisory engagements across several industries.
Our Board of Directors believes Mr. Rosenzweig’s qualifications to serve as a member of our Board include his financial advisory experience across multiple industries.
Executive Officer Biographies

In addition to Alan Johnson, our President and Chief Executive Officer, whose biography is included under the heading “Director Biographies,” our executive officers as of February 27, 2020, their ages as of December 29, 2019, and a brief account of their business experience follows:
Julie Younglove-Webb,
age 49, has been our Senior Vice President and Chief of Restaurant Operations since December 2018, having served as our Senior Vice President of Operations since May 2015. Ms. Younglove-Webb joined Potbelly in 2008 as a General Manager, assuming various operations roles before reaching her current position. Prior to joining Potbelly, Ms. Younglove-Webb was Senior Vice President and General Manager of Sears Essentials at Sears Holding Corporation, a role she assumed in 2005 after Sears’ acquisition of KMart Corporation. Prior to that acquisition, Ms. Younglove-Webb held various roles of increasing responsibility beginning when she joined KMart in 1999 as Manager, Information Technology and culminating with her role as Vice President, Marketing.
Effective September 4, 2020, Ms. Younglove-Webb resigned from her position with the Company.

Brandon Rhoten
, age 40, has been our Senior Vice President and Chief Marketing Officer since June 2018. He is responsible for all marketing activities, including brand marketing, digital & social media and consumer insights. Mr. Rhoten joined Potbelly from Papa John’s International, Inc., where he served as Global Chief Marketing Officer from May 2017 through May 2018. Prior to Papa John’s, Mr. Rhoten was Vice President of Advertising, Media and Digital/Social at Wendy’s International from May 2011 through May 2017. Mr. Rhoten started his career in marketing at the advertising agency Gyro.
Matthew Revord
, age 56, has been our Senior Vice President, Chief Legal Officer, Chief People Officer and Secretary since May 2018 and oversees all legal matters and human resources matters of the Company. In February 2014 Mr. Revord became the Company’s Chief Legal Officer having joined Potbelly in January 2007 as our Senior Vice President, General Counsel and Secretary. From January 2002 to January 2007, Mr. Revord served as Deputy General Counsel of Brunswick Corporation and General Counsel of Brunswick New Technologies.
Daniel Lecocq
, age 58, has been our Senior Vice President, Franchise & Corporate Development since January 2020. Mr. Lecocq joined our Company from Dine Brands Global, where he served as the Vice President of Development and Finance for Dine Brands’ international business since 2016. Prior to Dine Brands, Mr. Lecocq was the Vice President, Business Development at Coffee Bean and Tea Leaf from 2014-2015. Prior to that, Mr. Lecocq served as the Vice President, Development and Administration at Krispy Kreme Doughnut Corporation from 2005-2014. Mr. Lecocq has held various management positions at Williams-Sonoma, The Gap and Yum International.
Jeffrey Douglas
, age 48, has been Senior Vice President and Chief Information Officer of Potbelly Corporation since September 2019. Mr. Douglas joined Potbelly from Levy Restaurants, where he served as the Senior Vice President of Information Technology from February 2016 through September 2019. Prior to Levy, Mr. Douglas was the Vice President of Technology for The Options Clearing Corporation.
Chief Financial Officer Transition

On December 27, 2019, Thomas Fitzgerald resigned as our Chief Financial Officer, and Mr. Johnson temporarily assumed the responsibilities of principal financial officer. Effective April 6, 2020, Steven Cirulis was appointed to serve as our Senior Vice President, Chief Financial Officer and Chief Strategy Officer.
Delinquent Section 16(a) Reports

Compliance with Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.
Based solely on a review of the copies of such reports filed with the SEC and on written representations from our executive officers and directors, we believe that during 2019 all Section 16(a) filing requirements were complied with on a timely basis, except that (1) David Head was late in filing one transaction on one required report on Form 3 and (2) William Atkins was late in filing one transaction on one required report on Form 4, in each case due to an administrative error.
Ethics Code of Conduct

We have a written ethics code of conduct that applies to our directors, officers and employees. A copy of this code is available at
 http://investors.potbelly.com/corporate-governance/governance-documents
. We will disclose information regarding any amendment to or waiver from the provision of this code by posting it on the same portion of our website.
Audit Committee

Our Board of Directors has established three standing committees to assist it with its responsibilities, including an Audit Committee. The Audit Committee currently consists of Mr. Boehm, Mr. Butler, and Ms. Gottschalk, and the chairperson is Ms. Gottschalk. Our Board of Directors has affirmatively determined that each of these Audit Committee members meets the independence criteria applicable to directors serving on the Audit Committee under NASDAQ and SEC rules. Our Board of Directors has also determined that each of these Audit Committee members meet the requirements for financial literacy under the applicable NASDAQ rules and that each is an “audit committee financial expert” under SEC rules. Our Board of Directors has adopted a written charter under which the Audit Committee operates.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis section is intended to provide our shareholders with a clear understanding of our compensation philosophy, objectives and practices; our compensation setting process; our executive compensation program components; and the decisions made with respect to the 2019 compensation of each of our Named Executive Officers (“
NEOs
”). For 2019 our NEOs were:

•	Alan Johnson, President and Chief Executive Officer

•	Tom Fitzgerald, Senior Vice President and Chief Financial Officer (resigned effective December 27)

•	Julie Younglove-Webb, Senior Vice President and Chief Restaurant Operations Officer

•	Brandon Rhoten, Senior Vice President and Chief Marketing Officer

•	Matthew Revord, Senior Vice President, Chief Legal Officer, Chief People Officer and Secretary
Executive Summary

Performance Overview for 2019.
 Fiscal year 2019 was a transition year for our business and our leadership team as we continued to execute our strategies to return to sustainable and long-term profitable growth. We launched initiatives to increase our sales and traffic, which included rolling out new menu options, adding off-premise sales
options, and increasing marketing and brand awareness programs. We made the investments required and tested new ideas to drive brand awareness, interest and purchase intent, and to support our topline, margin, profitability and growth aspirations. While we achieved meaningful progress toward our objectives, and the fourth quarter of fiscal year 2019 represented our best comparable same-store sales in over three years, we recognized that there is still work to be done as our actions did not translate into share price performance in 2019.
Our incentive compensation plans worked as intended in 2019. The payouts under those plans were strongly aligned with our financial and stock price performance – demonstrating our commitment to structure an executive compensation program that pays for performance.
2019 Pay Actions.
 As a result of the above, our 2019 executive compensation was significantly impacted. There were no cash bonuses to our named executive officers and base salary increases were limited. In addition, the long-term incentive equity awards granted to our executive officers were restructured to 50% performance units and 50% restricted stock units, which further tied executive pay to the Company’s and individual’s annual performance.
Compensation Philosophy and Objectives

Our compensation philosophy is to pay for performance, rewarding employees when performance targets are met. Merit increases, annual incentive compensation, equity awards, and incremental paid time off are all tied to performance and results. Our compensation programs are designed to attract, retain, motivate, and reward employees. Our pay program is designed to compensate employees commensurate with the scope and influence of the employee’s role and the extent to which an employee contributes to the achievement of key initiatives and financial targets, and demonstrates our values. All of our compensation programs are designed to align and reward actions that we believe contribute to our competitiveness and encourage superior performance.
We evaluate our executives on a scale of one through five. A score of three means the executive is a “Contributor,” four is a “High Contributor” and five is a “Star.” Annual cash compensation varies based on the executive’s score, other individual performance measures, Company performance, and contributions to Potbelly.

Executive pay is tied to both the Company’s and the individual’s annual performance. Merit increases, annual incentive compensation, equity compensation, when granted, and paid time off are generally awarded in March or April of each year, following completion of the first quarter annual performance review cycle, the annual financial audit and approval from the Compensation Committee. The employment agreements of our named executive officers specify each executive’s annual incentive bonus target under our current bonus program. In addition, at the discretion of the Compensation Committee in the case of our Chief Executive Officer, and at the discretion of our Chief Executive Officer and upon the approval of the Compensation Committee in the case of our other executive officers, there may be an increase or decrease applied to the annual bonus awarded to an executive, including the other named executive officers, in order to account for exceptional circumstances. However, it is anticipated that such bonuses would only be awarded under unusual circumstances to further the objectives of our compensation program.
Elements of Executive Compensation

The following table provides information regarding the elements of our executive compensation program.

Element	Form	Objectives and Basis
Base Salary	Cash	Attract and retain highly qualified executives. Determined based on the position’s importance within the Company, the executive’s experience, and external market data.

Long-Term Incentive	RSUs and PSUs	Aligns the incentives of our executive officers with shareholder interests and rewards the creation of shareholder value; retain executives through long-term vesting.

Annual Incentive Plan	Cash	Determined under our company-wide Annual Incentive Plan, which provides for variable payouts based on financial performance against pre-established total
company revenue and adjusted EBITDA targets and Compensation Committee discretion.
Other Compensation Policies.
 In addition to the principal compensation elements described above, we provide our executive officers with access to the same benefits we provide all of our full-time employees. Our officers also receive certain limited perquisites and other personal benefits that we believe are reasonable and consistent with our compensation objectives. These perquisites have been identified in the “Summary Compensation Table.” We also provide sign-on bonuses
and new-hire equity
awards (subject to a time-based vesting period) when the Compensation Committee determines it is necessary and appropriate to advance the Company’s interests, including to attract top-executive talent
from other
companies. Sign-on bonuses
and new hire equity awards are an effective means of offsetting the compensation opportunities executives forfeit when they leave a former employer to join the Company.
Our Executive Compensation Process

Compensation for our executive officers is comprised of base salary, target value of long-term incentive, and target annual incentive bonus. Executive compensation is designed to be competitive with peer companies and market data, as explained below under “Role of Market Data and Our Peer Group.”
Roles and Responsibilities of the Compensation Committee, Compensation Consultant and the CEO in Setting Executive Officer Compensation.
Compensation Committee
The Compensation Committee reports to the Board. In accordance with its obligations as set forth in its charter, the Compensation Committee retains independent consultants and counsel to assist it in evaluating compensation as well as working with the CEO and the CFO to set performance goals. The Compensation Committee determines and approves executive compensation annually, with base salaries, bonus payments (for performance the prior fiscal year), performance goals for long-term incentive grants and annual incentive bonuses approved during the first quarter of the fiscal year. This process allows the Compensation Committee to consider comprehensive information, including the Company’s performance and each named executive officer’s individual performance during the prior fiscal year, when making final compensation decisions.

Compensation Consultant
In 2019, the Compensation Committee retained the Rewards Solutions practice at Aon plc to provide executive compensation consulting services. Aon attended Compensation Committee meetings when requested and worked with management as necessary to gather and review information required to carry out its obligations. Aon also advised the Compensation Committee on the appropriateness and competitiveness of our compensation programs relative to market practice, our strategy and our internal processes.
CEO
Mr. Johnson, our CEO, and other members of the management team support the Compensation Committee in the executive compensation process and regularly attend portions of committee meetings. Mr. Johnson provides the Compensation Committee with his perspective regarding the performance of his executive leadership team, including the other named executive officers. Mr. Johnson makes recommendations to the Compensation Committee on the full range of annual executive compensation decisions, except with regard to his own compensation. In accordance with NASDAQ rules, Mr. Johnson was not present when his compensation for fiscal 2019 was being discussed and did not vote on executive compensation matters, and neither Mr. Johnson nor other members of management attended executive sessions of the Compensation Committee.
Role of Market Data and Our Peer Group.
 As part of the annual executive compensation process, the Compensation Committee reviews compensation levels and practices for executives holding comparable positions at peer group companies and also includes broader compensation survey data. Our market for executive recruiting is generally other restaurant or retail companies. In evaluating the competitiveness of our executive compensation program, we compare our executive’s compensation against the restaurant industry, specifically the limited-service restaurant segment, and national and local competitors to help ensure we are competitive, focusing on items such as equity awards, merit pay, incentive pay and paid time off.
The Compensation Committee does not explicitly benchmark our executive officers’ compensation to the peer group, but the peer group data is one of multiple reference points used to evaluate our executive compensation programs.
2019 Peer Group.
 Our peer group consists of casual dining, fine dining, quick casual and quick service restaurants with similar market capitalization and revenue. The Compensation Committee and independent directors considered the peer group in connection with their fiscal 2019 executive compensation decisions. The Compensation Committee reviews the composition of the peer group periodically and will make adjustments to the peer group in response to changes in the size of business operations of the Company and of companies in the peer group, companies in the peer group being acquired or taken private, and other companies in the restaurant industry becoming public. The table below lists the companies that were considered for fiscal 2019.

Casual Dining
Ark Restaurants Corp. BJ’s Restaurants, Inc. Chuy’s Holdings, Inc. Denny’s Corporation	Dine Brands Global, Inc. J. Alexander’s Holdings, Inc. Luby’s Inc.

Fine Dining
Del Frisco’s Restaurant Group, Inc.	Ruth’s Hospitality Group, Inc.

Quick Casual
Fiesta Restaurant Group, Inc. Noodles & Company	The Habit Restaurants, Inc. Zoe’s Kitchen, Inc.

Quick Service
Bojangles’, Inc. Carrols Restaurant Group, Inc. Del Taco Restaurants, Inc.	El Pollo Loco Holdings, Inc.
Base Salary

The Compensation Committee generally reviews and approves base salaries annually during its meetings in the first quarter with new salaries becoming effective in mid-April. For
fiscal 2019, the Compensation Committee reviewed and approved the base salaries shown below (and with respect to Mr. Johnson, the Compensation Committee recommended, and the independent directors approved). As the named executive officers did not receive any merit, equity or bonus compensation in fiscal year 2018, Ms. Young-love Webb and Mr. Revord were granted merit increases for fiscal year 2019.

	Base Salary (Annualized Rate)
Named Executive Officer	Fiscal 2019	Fiscal 2018	% Change
Alan Johnson	$746,750	$725,000	3%
Tom Fitzgerald (1)	$425,000	$425,000	0%
Julie Younglove-Webb	$380,800	$340,000	12%
Brandon Rhoten (2)	$425,000	$425,000	0%
Matthew Revord	$403,300	$370,000	9%

(1)	Mr. Fitzgerald was hired in December 2018 and resigned from his position effective December 2019.
(2)	Mr. Rhoten was hired in June 2018.
Annual Incentive Plan

The Company has established the Support Center Annual Incentive Plan to provide annual cash incentive compensation to executives in its corporate offices (the “
Support Center
”). The graphic below illustrates the weighting of the metrics and the calculation of the objective component of the Annual Incentive Plan.

This plan sets a threshold, target, and maximum level for each of these metrics applicable to all executive officers, and the amounts paid are based on the actual results achieved by the Company. The targets are set for the year by the Compensation Committee based on recommendations from the CEO and the CFO and are communicated to executives at the beginning of each year. To be eligible for an award under the plan, the named executive officer must receive an annual individual performance appraisal rating of “Contributor” or higher. The threshold, target and maximum criteria and actual fiscal year 2019 results for Same Store Sales and Adjusted EBITDA are as follows.

	Threshold (50%)	Target (100%)	Maximum (200%)
Same Store Sales – 3-year average	+1.2%	+2.4%	+3.0%
Adjusted EBITDA (1) (in millions) – 3 years cumulative	$110.0	$117.5	$122.0
The chart below sets forth the threshold, target, and maximum percentages of base salary for awards under the Support Center Annual Incentive Plan in 2019, together with the actual bonus levels paid to our NEOs, based on actual Company results.

Named Executive Officer	Threshold	Target	Maximum	Bonus Earned
				(%) of Target	($)
Alan Johnson	—	100% of base salary	200% of base salary	0%	$0
Tom Fitzgerald	48% of base salary	60% of base salary	90% of base salary	0%	$0
Julie Younglove-Webb	48% of base salary	60% of base salary	90% of base salary	0%	$0
Brandon Rhoten	48% of base salary	60% of base salary	90% of base salary	0%	$0
Matthew Revord	48% of base salary	60% of base salary	90% of base salary	0%	$0
For fiscal year 2019, the Company did not achieve the threshold level for either of the metrics. Accordingly, no annual cash incentive awards were paid to the named executive officers under the Support Center Annual Incentive Plan for fiscal 2019 performance.
Long-Term Incentive Awards

Long-term incentive awards are currently granted under our 2019 Long-Term Incentive Plan (the “
Plan
”), which replaced the Potbelly Corporation Amended and Restated 2013 Incentive Plan (the “Prior Plan”) (provided that outstanding awards under the Prior Plan will continue to be subject to the terms of the Prior Plan). The Plan is administered by the Compensation Committee. We have adopted amendments to the Plan, subject to approval by our shareholders. A description of the amendments to the Plan is included in Proposal 4.
Equity awards represent an important component of our named executive officer compensation. Beginning with grants in 2019, the equity mix for executive officers changed from 50% stock options and 50% restricted stock units to 50% performance stock units and 50% restricted stock units. The change from stock options to performance stock units served to further align the interests of our shareholders and our executive officers by increasing the proprietary interest of our executive officers in the Company’s growth and success; advance the Company’s interests by attracting and retaining qualified employees over time; and motivate our executives to act in the long-term best interests of our shareholders. To be eligible for an award, the named executive officer must receive an annual individual performance appraisal rating of “Contributor” or higher the previous year. All of our named executive officers, other than Mr. Fitzgerald, who joined the Company in December 2018, were eligible to receive an award in 2019. The graphic below illustrates the weighting of the metrics and the calculation of the long-term incentive award.

Performance Stock Units
Annual performance stock units were granted to our named executive officers on March 15, 2019 pursuant to the Prior Plan. The performance stock units have 3-year cliff
vesting and the earning of the grants is based on achievement of adjusted EBITDA and same store sales goals over the three-year performance period. These two metrics were chosen based on (1) the criteria that the awards would be aligned to the Company’s long-term strategy and (2) a comparison with the compensation metrics used by the Company’s peer group and the broader industry. The specific targets are designated at the beginning of the performance period by the Compensation Committee. To reflect performance above or below target, the value of the grants is determined by a sliding scale that provides for payouts greater than target (up to a maximum 200% payout) or less than target (down to a 50% payout for threshold performance, below which the payout would be 0%). The table below outlines the threshold, target and maximum values for the performance period from December 31, 2018 to December 26, 2021.

	Threshold (50%)	Target (100%)	Maximum (200%)
Same Store Sales – 3-year average	+1.2%	+2.4%	+3.0%
Adjusted EBITDA (1) (in millions) – 3 years cumulative	$110.0	$117.5	$122.0
Restricted Stock Units
Annual restricted stock units were granted to our named executive officers on March 15, 2019 pursuant to the Prior Plan. The restricted stock units vest over three years, beginning on the first anniversary of the grant date
Other Plans

Our named executive officers are eligible to participate in our 401(k) plan. The Company matches 50% of the contributions that our employees, including our named executive officers, make to the 401(k) plan, with a maximum matching contribution of $3,000 per year.
The Company established in fiscal 2014
a non-qualified deferred
compensation plan which allows highly compensated employees to defer a portion of their base salary and variable compensation each plan year. The Company matches 50% of the contributions that our highly-compensated employees, including our named executive officers, make to the deferred compensation plan, with a maximum matching contribution of $3,000 per year. If an employee participates in both the 401(k) plan and the non-qualified deferred
compensation plan, the total maximum matching contribution is $3,000 per year.
Executive Stock Ownership Guidelines

Our stock ownership guidelines were established for executive officers to encourage them to have a long-term equity stake in the Company and to align their interests with shareholders. The Board expects that all executive officers own, or acquire within the later of (i) August of 2022, and (ii) five years of first becoming an executive officer, shares of Potbelly common stock (including restricted shares, but not options, under Potbelly’s equity-linked incentive plans) having a market value of a multiple of such executive officer’s annual base salary. For the Chief Executive Officer, the multiple is four (4) times annual base salary and for all other executive officers the multiple shall be one and one-half (1.5)
times annual base salary.

Anti-Hedging Policy

Under the Company’s Anti-Hedging Policy, our directors, officers and employees are prohibited from engaging in any kind of hedging transaction that could reduce or limit such person’s holdings, ownership or interest in or to any securities of the Company, including without limitation outstanding stock options, deferred share units, restricted share units, or other compensation awards the value of which are derived from, referenced to or based on the value or market price of securities of the Company. Prohibited transactions include the purchase by a director, officer or employee of financial instruments, including, without limitation, prepaid variable forward contracts, instruments for short sale or purchase or sale of call or put options, equity swaps, collars, or units of exchangeable funds, that are designed to or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of any securities of the Company.
Clawbacks and Forfeiture Provisions

On October 2019, the Company adopted an executive compensation recoupment policy that provides for the potential recoupment of any incentive-based award paid to all current and former executive officers. In the event that the Company is required to restate its financial results due to material noncompliance with any financial reporting requirement as a result of any gross negligence, intentional misconduct, theft, embezzlement, fraud or other serious misconduct by an executive officer, the result of which is that any performance-based compensation received by such executive officer during the three-year period preceding the publication of the restated financial statement would have been lower had it been calculated based on such restated results, the Compensation Committee may seek to recover the excess of the incentive compensation paid to the executive based on the erroneous data.
Employment Agreements

The following is a summary of the employment agreements and similar agreements the Company has entered into with each of the named executive officers.
Chief Executive Officer Employment Agreement.
 Mr. Johnson entered into an employment agreement with the Company effective as of November 29, 2017 and as amended effective May 14, 2018 (collectively, the “
Johnson Agreement
”) pursuant to which he will serve as our President and Chief Executive Officer. The Johnson Agreement provides for a base salary of $725,000, subject to increase from time to time in the discretion of the Board. For the 2019 calendar year, Mr. Johnson’s base salary was $746,750. The Johnson Agreement provides that beginning with the 2018 calendar year, Mr. Johnson is eligible for an annual bonus amount to be determined by the Compensation Committee. For the 2019 calendar year, Mr. Johnson was eligible for an annual target bonus of 100% of base salary, with a maximum bonus of 200% of base salary, subject to satisfaction of applicable Company and individual performance targets. The Johnson Agreement also provides for the reimbursement of relocation expenses actually incurred, including transportation expenses, temporary housing, moving household goods, real estate commissions and closing costs incurred with the sale of his current residence and with the purchase of a residence in the Chicago area.
The Johnson Agreement contemplates that Mr. Johnson may be granted equity awards under the Company’s equity incentive plan beginning with calendar year 2019 with a target award value of $1,000,000, with the actual value of the equity award for any year determined by the Compensation Committee in its sole discretion.
The Johnson Agreement terminates upon death, disability, termination by us with or without cause or resignation by Mr. Johnson with or without good reason. The Johnson Agreement generally defines “cause” as Mr. Johnson’s (i) willful and continued failure to substantially perform his duties for the Company (other than due to his disability); (ii) willful engagement in conduct which is demonstrably and materially injurious to the Company, monetarily or otherwise; (iii) engaging in egregious misconduct involving serious moral turpitude to the extent that, in the reasonable judgment of the Board, Mr. Johnson’s credibility and reputation no longer confirm to the standard of the Company’s executives; (iv) indictment for the commission of a crime that constitutes a felony; or (v) a breach of his confidentiality, non-competition, non-interference and
intellectual property agreement. The Johnson Agreement generally defines “good reason” as (1) assignment of duties that are materially inconsistent with his position and that result in a substantial diminution of the duties applicable to the position; (2) material reduction in base salary; (3) relocation to a place more than 50 miles from Chicago; or (4) material breach of the agreement by us.
Mr. Johnson is also a party to a confidentiality, noncompetition, noninterference and intellectual property agreement, with the noncompetition and noninterference covenants lasting for one year after termination of employment. For information regarding the severance benefits under the Johnson Agreement as well as the treatment of Mr. Johnson’s outstanding equity awards upon a qualifying termination or a corporate transaction/change in control, see “Potential Payments Upon Termination of Employment or a Corporate Transaction/Change in Control – Alan Johnson Employment Agreement.”

Named Executive Officer Employment Agreements.
 Mr. Fitzgerald (our former Senior Vice President and Chief Financial Officer) entered into an employment agreement with the Company effective as of December 3, 2018. Mr. Rhoten serves as our Senior Vice President and Chief Marketing Officer pursuant to an employment agreement with the Company effective as of June 4, 2018. Ms. Younglove-Webb entered into an employment agreement with the Company effective as of May 1, 2015. Her employment agreement designates Ms. Younglove-Webb as our Senior Vice President, Operations, however she has since been promoted to Senior Vice President and Chief Restaurant Operations Officer. Mr. Revord entered into a new employment agreement effective as of July 25, 2013, and amended effective April 22, 2015, designating him as our Senior Vice President, General Counsel and Secretary. Mr. Revord has since taken on additional responsibilities and currently serves as our Senior Vice President, Chief Legal Officer, Chief People Officer and Secretary.
Each NEO’s employment agreement provides for a base salary subject to increase from time to time by the Compensation Committee at the recommendation of our President and Chief Executive Officer. Under the employment agreements, the NEOs are each eligible for an annual bonus in accordance with incentive plan metrics recommended by the CEO and CFO and approved by the Compensation Committee. The employment agreements also provide the executives with standard benefits and perquisites. The employment agreements contemplate that the executives may be granted equity awards under our equity incentive plans.
Our NEOs each continue to be parties to a confidentiality, noncompetition, noninterference and intellectual property agreement, with the noncompetition and noninterference covenants lasting for one year after termination of employment.
Executive Officer Retention Awards.
 On July 17, 2017, the Compensation Committee authorized the Company to enter into retention agreements with each of Ms. Younglove-Webb and Mr. Revord. Subject to the restrictions set forth in the retention agreements, each of Ms. Younglove-Webb and Mr. Revord were eligible to receive a cash retention award in an amount equal to $382,500, and $416,250, respectively, in the event he or she remained continuously employed with the Company through December 31, 2018. The retention awards were payable only if the executive (1) remained employed in good standing through the retention date, or was terminated by the Company other than for cause (as defined in the Retention Agreements); and (2) delivered a valid and irrevocable release and waiver in the form provided by the Company. The retention payments were payable in one lump sum payment sixty days following the earlier of (i) the executive’s termination date (as defined in the Retention Agreement) or (ii) December 31, 2018. Ms. Younglove-Webb and Mr. Revord earned, and were paid, their respective retention awards in fiscal year 2019.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in Annual Report on Form
10-K
with management. Based on such review, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form
10-K
for filing with the SEC.
Susan Chapman-Hughes,
 Chairman
Marla Gottschalk
David Head
Ben Rosenzweig

2019 COMPENSATION TABLES
2019 Summary Compensation Table

The following table summarizes compensation for the years ending December 29, 2019, December 30, 2018 and December 31, 2017 earned by our named executive officers.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
Alan Johnson (4)	2019	$746,750	$—	$1,250,000	$—	$—	$18,519	$2,015,269
Chief Executive Officer	2018	$725,000	$543,750	$0	$—	$—	$399,114	$1,667,854
(Principal Executive Officer)	2017	$36,250	$—	$1,000,000	$1,000,000	$—	$—	$2,036,250
Thomas Fitzgerald (5)	2019	$444,615	$—	$—	$—	$—	$4,828	$449,443
Former Chief Financial Officer (Principal Financial Officer)	2018	$16,346	$—	$350,000	$350,000	$—	$—	$716,346
Julie Younglove-Webb	2019	$380,800	$382,500	$782,000	$—	$—	$1,318	$1,546,618
Chief Restaurant Operations	2018	$340,000	$51,000	$—	$—	$—	$—	$391,000
Officer	2017	$335,961	$—	$195,000	$195,000	$—	$—	$725,961
Brandon Rhoten (6)	2019	$425,000	$—	$281,972	$—	$—	$217	$707,189
Chief Marketing Officer	2018	$228,846	$36,678	$250,000	$250,000	$—	$21,125	$786,649
Matthew Revord	2019	$403,300	$416,250	$481,000	$—	$—	$3,000	$1,303,550
Chief Legal Officer, Chief	2018	$370,000	$205,500	$—	$—	$—	$—	$575,500
People Officer	2017	$367,442	$—	$150,000	$150,000	$—	$—	$667,442

(1)	Represents retention bonuses paid to Ms. Younglove-Webb and Mr. Revord pursuant to the terms of retention agreements entered with each of Ms. Younglove-Webb and Mr. Revord.
(2)
Represents the aggregate grant date fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”) of restricted stock units (RSUs) and performance share units (PSUs). See Note 12 to the Consolidated Financial Statements included in our Annual Report on Form
10-K
for the year ended December 29, 2019 for a discussion of the relevant assumptions used in calculating these amounts. The amounts reported in this column do not correspond to the actual value that will be recognized by the NEOs. The actual value that an NEO may realize will depend on the stock price at the date of vesting and the NEO’s continued service through the vesting period. The 2019 PSU awards will not pay out or have any value unless certain performance targets are achieved, which targets are based on three-year same store sales goals and adjusted EBITDA from 2019-2021.The grant date fair value of the 2019 PSU awards, assuming maximum performance, is $750,000 for Mr. Johnson, $391,000 for Ms. Young-love, $140,986 for Mr. Rhoten and $240,500 for Mr. Revord. The grant date fair value of the 2019 performance-based RSU awards were $500,000 for Mr. Johnson, $391,000 for Ms. Younglove-Webb, $140,986 for Mr. Rhoten and $240,500 for Mr. Revord. The PSUs will vest at the end of fiscal year 2021. The RSUs will vest over a period of three years. For further discussion, see above under “Compensation Discussion and Analysis – Long Term Incentive Awards.”

(3)
Amount for Mr. Johnson under All Other Compensation represents relocation expenses in the amount of $6,300, Company-paid life insurance in the amount of $594.10, parking expenses in the amount of $1,520.40, and related tax reimbursements in the amount of $10,104.42. Amount for Mr. Fitzgerald consists of relocation expenses. Amounts for Ms. Younglove-Webb, Mr. Rhoten and Mr. Revord consists of matching contributions made by the Company to Potbelly’s 401(k) Plan for the benefit of the executive.

(4)	Mr. Johnson joined the Company as Chief Executive Officer effective November 29, 2017.
(5)	Mr. Fitzgerald joined the Company as Chief Financial Officer effective December 3, 2018 and left the Company in December 2019.
(6)	Mr. Rhoten joined the Company as Chief Marketing Officer effective June 4, 2018.

Grants of Plan-Based Awards in 2019

The following table sets forth information regarding fiscal 2019 annual incentive bonus awards and equity awards granted to our NEOs for fiscal 2019 performance.

										All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards ($)
				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)
Name	Award		Grant Date)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Alan Johnson	AIP	(2)	—	—	$746,750	$1,483,500
	RSUs	(3)	3/15/2019							59,102			500,000
	PSUs	(4)	3/15/2019				44,326	88,652	177,304				750,000
Thomas Fitzgerald	AIP	(2)	—	$204,000	$255,000	$400,154
Julie Younglove-Webb	AIP	(2)	—	$182,784	$228,480	$382,500
	RSUs	(3)	3/15/2019							46,217			391,000
	PSUs	(4)	3/15/2019				23,109	46,217	92,434				391,000
Brandon Rhoten	AIP	(2)	—	$204,000	$255,000	$382,500
	RSUs	(3)	3/15/2019							16,665			140,986
	PSUs	(4)	3/15/2019				8,333	16,665	33,330				140,986
Matthew Revord	AIP	(2)	—	$193,584	$241,980	$362,970
	RSUs	(3)	3/15/2019							28,428			240,500
	PSUs	(4)	3/15/2019				14,214	28,428	56,856				240,500

(1)	All equity awards are denominated in shares of common stock and were granted under the Potbelly Corporation Amended and Restated 2013 Incentive Plan.
(2)
Each executive officer was entitled to a cash award under the Support Center Annual Incentive Plan as described under “Compensation Discussion and Analysis – Annual Incentive Plan.” In fiscal year 2019, the Company did not achieve the threshold levels for the either metric under the Support Center Annual Incentive Plan, and accordingly, no annual cash incentive awards were paid to the named executive officers.

(3)	Reflects restricted stock units that vest in three equal annual installments (subject to rounding of partial shares) beginning on first anniversary of the grant date.
(4)
Reflects performance stock units that vest at the end of fiscal year 2021 (subject to rounding of partial shares), subject to the achievement of certain performance targets. The payout range for the PSUs is 0% to 200%, and none of the PSUs will vest if the performance target is below threshold.

Outstanding Equity Awards at
Fiscal Year-End

The following table summarizes outstanding stock options and stock awards for each named executive officer as of December 31, 2019.

	Options Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)				Number of Units of Stock That Have Not Vested		Market Value of Units of Stock That Have Not Vested (2)
Named Executive Officer	Exercisable	Unexercisable (1)	Option Exercise Price Per Share	Option Expiration Date
Alan Johnson	100,200	100,201	$14.08	11/29/2027	26,041	(3)	$110,414
					59,102	(4)	$250,592
					88,652	(5)	$375,884
Tom Fitzgerald	23,339	0	$9.37	12/3/2028
Brandon Rhoten	11,878	35,635	$13.05	6/4/2028	12,771	(3)	$54,149
					16,665	(4)	$70,660
					16,665	(5)	$70,660
Julie Younglove-Webb	3,709	0	$7.00	7/1/2020	5,882	(3)	$24,940
	10,000	0	$7.22	5/10/2021	46,217	(4)	$195,960
	20,000	0	$8.16	3/5/2022	46,217	(5)	$195,960
	20,000	0	$9.47	3/5/2023
	25,000	0	$14.00	10/4/2023
	7,185	0	$20.53	3/6/2024
	95,000	0	$14.22	5/8/2025
	21,108	7,037	$13.73	3/4/2026
	22,169	22,170	$11.05	5/11/2027
Matthew Revord	7,000	0	$7.00	7/1/2020	4,525	(3)	$19,186
	49,427	0	$7.22	5/10/2021	28,428	(4)	$120,535
	75,000	0	$14.00	10/4/2023	28,428	(5)	$120,535
	14,369	0	$20.53	3/6/2024
	75,000	0	$12.98	3/5/2025
	18,998	6,333	$13.73	3/4/2026
	17,053	17,054	$11.05	5/11/2027

(1)
Unvested portions of option awards are generally forfeited upon termination of employment. See “– Potential Payments Upon Termination of Employment or a Corporate Transaction/Change of Control” for additional information regarding accelerated vesting on certain terminations of employments. The vesting dates for the stock option awards described in the Outstanding Equity Awards at Fiscal
Year-End
table are as follows:

Named Executive Officer	Vest Date	Number of Securities Underlying Unexercised Options
Alan Johnson	11/29/2020	50,100
	11/29/2021	50,101
Julie Younglove-Webb	3/4/2020	7,037
	3/7/2020	11,085
	3/7/2021	11,085
Brandon Rhoten	6/4/2020	11,878
	6/4/2021	11,878
	6/4/2022	11,879
	3/4/2020	6,333
Matthew Revord	3/7/2020	8,527
	3/7/2021	8,527

(2)	Calculated based on the closing price of our common stock on the last trading day of the fiscal year, December 27, 2019, which was $4.24.

(3)	Represents restricted stock awards which vest in three equal installments on each anniversary of the grant date.
(4)	Represents the annual grant of restricted shares units for 2019, which vest in three equal installments on each anniversary of the grant date.
(5)	Represents the annual grant of performance share units for 2019, assuming achievement at the target level over a three-year performance period (2019 through 2021).
Option Exercises and Stock Vested

The following table provides information regarding stock options that were exercised by our named executive officers and stock awards that vested during fiscal 2019. Option award value realized is calculated by subtracting the aggregate exercise price of the options exercised from the aggregate market value of the shares of common stock acquired on the date of exercise. Stock award value realized is calculated by multiplying the number of shares shown in the table by the closing price of our stock on the date the stock awards vested.

		Option Awards		Stock Awards
Name	Grant Date	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($)
Alan Johnson	11/29/2017			26,042	131,773
Tom Fitzgerald	12/3/2018			12,451	57,773
Julie Younglove-Webb	5/11/2017			5,882	50,115
Brandon Rhoten	6/4/2018			6,386	31,738
Matthew Revord	1/22/2009	12,200	2,196
	7/29/2013	6,000	1,080
	5/11/2017			4,525	38,553

(1)
The value realized on exercise is calculated by multiplying the number of shares of our common stock that were acquired by the difference between the fair market value of a share of our common stock at the time of exercise and the exercise price of the stock option. The fair market value of a share of our common stock is based on the price of a share of our common stock as reported on NASDAQ.

(2)
The value realized on vesting is calculated by multiplying the number of shares of our common stock that vested by the fair market value of a share of our common stock on the vesting date. The fair market value of a share of our common stock is based on the closing price of a share of our common stock on the vesting date as reported on NASDAQ.

Nonqualified Deferred Compensation

The Company established in fiscal 2014
a non-qualified deferred
compensation plan which allows highly compensated employees to defer up to 80% of their salary and up to 100% of their bonus each plan year. The Company matches 50% of the contributions that our highly-compensated employees, including our named executive officers, make to the deferred compensation plan, with a maximum matching contribution of $3,000 per year. If an employee participates in both the 401(k) plan and the non-qualified deferred
compensation plan, the total maximum matching contribution is $3,000 per year. Our matching contribution vests over six years starting on the first day of the participant’s service with the Company, such that an eligible employee with six years of service will be 100% vested in our matching contributions. Our matching contribution also fully vests upon the participant’s retirement at 65 or older, death, disability or a change of control. If the participant separates from the Company prior to his or her seniority date (the earlier the participant attains 62 years of age or 10 years of service from date of hire) or upon a change of control or death, the distribution payment will be made as a lump sum to the participant’s account. If the participant separates from the Company after his or her seniority date, or upon disability, the participant may elect to receive the distribution as a lump sum payment or in up to five annual installments.
The following table shows the contributions, earnings and account balances for the named executive officers under the nonqualified deferred compensation plan for the fiscal year ended December 29, 2019:

Name	Executive Contributions in Last Fy	Registrant Contributions in Last Fy	Aggregate Earnings in Last Fy	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fye
Alan Johnson	$—	$—	$—	$—	$—
Tom Fitzgerald	$—	$—	$—	$—	$—
Julie Younglove-Webb	$—	$—	$—	$—	$—
Brandon Rhoten	$—	$—	$—	$—	$—
Matthew Revord	$55,207	$—	$35,278	$—	$210,157
Potential Payments Upon Termination of Employment or a Corporate Transaction/Change in Control

Each of our named executive officers serves at the pleasure of our Board of Directors. Our employment agreements with the named executive officers include provisions requiring us to make post-termination payments upon certain qualifying termination events. The disclosure below describes certain compensation that may become payable as a result of a qualifying termination of employment, based on the employment agreement in effect for each executive on December 27, 2020, the last business day of fiscal year 2020. In addition, the following disclosure describes the impact of a qualifying termination of employment (where a “qualifying termination means a termination by the Company without cause or termination by the named executive officer for good reason), a corporate transaction or a change in control, termination due to death or disability, or retirement under the terms of the our named executive officers’ employment agreements and equity awards held by each of our named executive officers as of December 27, 2020. These benefits are in lieu of benefits generally available to salaried employees. Mr. Fitzgerald did not receive any payments or benefits upon termination other than base salary and vacation accrued through his termination date.
Alan Johnson Employment Agreement.
 The Johnson Agreement provides for severance pay and benefits if Mr. Johnson is terminated in a qualifying termination or if Mr. Johnson’s employment is terminated due to death or disability. In the event Mr. Johnson’s employment terminates in a qualifying termination prior to a Change in Control, Mr. Johnson is entitled to a cash severance payment equal to 12 months of base salary payable in installments over 12 months; the amount of any annual bonus earned for the most recently completed fiscal year, to the extent it hasn’t already been paid; and a payment equal to the amount of the annual bonus that Mr. Johnson would have received for the year in which the termination occurs pro-rated through
the date of termination and based on actual performance for the year of termination; and subsidized COBRA benefits for 12 months, all subject to a release. In the event Mr. Johnson’s employment terminates in a qualifying termination on or within 12 months after a Change in Control, Mr. Johnson is entitled to a lump sum payment equal to 18 months of base salary plus his target annual bonus for the year in which the termination date occurs; any annual bonus earned with respect to the most recently completed fiscal year; subsidized COBRA benefits for 12 months; and all equity awards shall vest and shall be exercisable. Payments and benefits in connection with a Change in Control are not subject to a release. If termination occurs due to death or disability, Mr. Johnson will receive any accrued amounts otherwise owed.
Named Executive Officer Employment Agreements.
 The employment agreements for the named executive officers (other than Mr. Johnson) provide for severance pay and benefits if the executive is terminated in a qualifying termination or if the executive’s employment is terminated due to death or disability. In the event the executive’s employment terminates in a qualifying termination prior to a Change in Control, the executive is entitled to a cash severance payment equal to 12 months of base salary payable in installments over 12 months and subsidized COBRA benefits for 12 months, all subject to a release. In the event the executive’s employment terminates in a qualifying termination on or within 12 months after a Change in Control, the executive is entitled to the same severance payments and benefits described above and a payment equal to the amount of the annual bonus that the executive would have received for the year in which the termination occurs pro-rated through
the date of termination and based on actual performance for the year of termination (the “
Pro-rated
 Bonus
”). Payments and benefits in connection with a Change in Control are not subject to a release. If termination occurs due to death or disability, in addition to any accrued amounts otherwise owed to the executive, the executive will receive the Pro-rated Bonus,
subject to a release. The NEOs’ employment agreements generally define “cause” as the executive’s (i) intentional misrepresentation of material information, (ii) felony indictment, (iii) commission of an act involving moral turpitude, (iv) material breach or material default of written obligations that remain unremedied for 30 days after notice, (v) fraud, (vi) embezzlement, (vii) failure to comply with our Board of Director’s written lawful direction that remains unremedied for 30 days after notice, or (viii) willful action to harm the Company or its affiliates. Their employment agreements generally define “good reason” as (1) reduction in base salary or target or maximum bonus percentages, (2) material reduction in position, authority, office, responsibilities or duties, (3) material breach of the agreement by us, or (4) relocation to a place more than 50 miles from Chicago, in each case without the executive’s consent.
Options Granted Prior to 2011.
 Options granted to our named executive officers prior to 2011 generally contain the following termination and change in control provisions:

•
If an executive’s employment with the Company terminates for any reason other than cause, disability or death, vested options may thereafter be exercised by the executive until the earlier to occur of: (i) the date that is 90 days after the effective date of the executive’s termination of employment, and (ii) the expiration date of the option, and to the extent the options are not so exercised, they shall terminate upon such earlier date. If the executive dies following a termination for other than cause during the period described in the preceding sentence, vested options may thereafter be exercised by the executive’s legal representative until the earlier to occur of: (i) the date that is one year after the effective date of the executive’s termination of employment, and (ii) the expiration date, and to the extent the options are not so exercised, they shall terminate upon such earlier date.

•
If an executive’s employment with the Company terminates by reason of disability or death, vested options may thereafter be exercised by the executive or the executive’s legal representative until the earlier to occur of: (i) the date that is one year after the effective date of the executive’s termination of employment, and (ii) the expiration date, and to the extent the options are not so exercised, they shall terminate upon such earlier date.

•	If an executive is terminated for cause or the executive breaches a covenant in an agreement with the Company, the options automatically terminate.

•
In the event of a Corporate Transaction, the Board of Directors may take action such as (i) providing for the options to be assumed, or equivalent options to be substituted, by the acquiring company; (ii) providing for termination of vested but unexercised options unless exercised prior to the transaction; (iii) providing for receipt by the executive of a cash payment based on the difference between the transaction price and the exercise price; and/or (iv) providing for accelerated vesting prior to the transaction and termination following such transaction.

The following table quantifies the potential payments and benefits to which the named executive officers would have been entitled to receive if one of several different termination of employment or change in control events occurred on December 29, 2019. All employees are also entitled to life insurance benefits of up to the amount of such employee’s base salary, up to a maximum amount of $125,000, if death occurs while actively employed, which benefit is also not included in the table below. With regard to all options and RSUs subject to time-based vesting at December 29, 2019, the assumed values of the awards are shown in the table in the applicable columns. The value of each stock option as to which vesting is accelerated is assumed to be equal to the product of the number of shares underlying the option multiplied by the difference between the exercise price per share and $4.24, the closing price of our common stock on December 27, 2019 (the last business day of the fiscal year). For RSUs, the value shown in the table is based on the number of RSUs multiplied by $4.24.

Name	Benefit	Voluntary Termination For Good Reason or Involuntary Termination Without Cause	Qualifying Termination (following Change in Control)	Death/ Disability (1)
Alan Johnson	Cash Severance	$746,750	$1,120,125	$—
	Cash Bonus	$—	$—	$—
	Subsidized COBRA	$4,492	$4,492	$—
	Options	$—	$—	$—
	RSUs	$—	$361,006	$—

	TOTAL	$751,242	$1,485,623	$—

Julie Younglove-Webb	Cash Severance	$340,000	$340,000	$—
	Cash Bonus	$—	$—	$—
	Options	$—	$—	$—
	Subsidized COBRA	$11,590	$11,590	$—
	RSUs	$—	$220,900	$—

	TOTAL	$351,590	$572,490	$—

Brandon Rhoten	Cash Severance	$425,000	$425,000	$—
	Cash Bonus	$—	$—	$—
	Subsidized COBRA	$6,125	$6,125	$—
	Options	$—	$—	$—
	RSUs		$124,809

	TOTAL	$431,125	$555,214	$—

Matthew Revord	Cash Severance	$370,000	$370,000	$—
	Cash Bonus	$—	$—	$—
	Options	$—	$—	$—
	Subsidized COBRA	$6,125	$6,125	$—
	RSUs		$139,721

	TOTAL	$376,125	$515,845	$—

(1)
As noted above, if a named executive officer’s termination occurs due to death or disability, the named executive officer would receive a
Pro-rated
Bonus under the Annual Incentive Plan. For fiscal year 2019, the Company did not achieve the threshold level for cash bonus payments under the Annual Incentive Plan.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Act, and Item 402(u) of
Regulation S-K, we
are providing the information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO, Mr. Johnson. Because the SEC rules for identifying the median employee and calculating the pay ratio permit companies to use various methodologies and assumptions, apply certain exclusions, and make reasonable estimates that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable with the pay ratio that we have reported.
The following table sets forth a summary of the median of the annual total compensation of employees of the Company (other than the CEO), the annual total compensation of our CEO and the ratio of such amounts.

CEO Pay Ratio
Median employee total compensation	$13,520
CEO total compensation	$2,015,269
Ratio of CEO to Median employee compensation	149:1
As of December 29, 2019, the Company employed over 6,000 persons, including Mr. Johnson. In determining the median employee, a listing was prepared of all employees as of December 29, 2019. Compensation was annualized for those employees who were not employed for the full year of 2019. This resulted in identification of a median employee with total compensation of $13,520. This total compensation figure reflects employment on a part-time basis, and is not necessarily representative of the compensation of other shop employees or of our overall compensation practices. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the “Summary Compensation Table” above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
None of the members of our Compensation Committee is, or has at any time been, an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board or our Compensation Committee during fiscal 2019. No directors served on our Compensation Committee in 2019 other than Ms. Chapman-Hughes, Ms. Gottschalk, Mr. Head and Mr. Rosenzweig, the directors currently serving on such committee, and Ms. Campbell and Mr. Kanter, who decided not to stand for re-election in
the 2019 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
BENEFICIAL OWNERSHIP OF OUR COMMON STOCK
Except where indicated by footnote, the following tables set forth information as of February 27, 2020 as to the beneficial ownership of our common stock by:

•	each person (or group of affiliated persons) known to us to beneficially own more than 5 percent of our common stock;

•	each of our executive officers;

•	each of our directors and director nominees; and

•	all of our executive officers and directors as a group.
The number of shares beneficially owned by each shareholder is determined under SEC rules and generally includes shares for which the holder has voting or investment power. The information does not necessarily indicate beneficial ownership for any other purpose. Unless otherwise indicated below, the address for each listed director, officer and shareholder is c/o Potbelly Corporation, 111 North Canal Street, Suite 850, Chicago, Illinois 60606. The percentage of beneficial ownership shown in the following tables is based on 23,637,557 outstanding shares of common stock as of February 27, 2020. For purposes of calculating each person’s or group’s percentage ownership, shares of common stock issuable pursuant to the terms of stock options or restricted stock units exercisable or vesting within 60 days of February 27, 2020 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

Name of Beneficial Owner	Number of Shares Beneficial Owned	Percentage of Class Beneficially Owned
Beneficial Owners of 5% or more of outstanding common stock
Renaissance Technologies LLC (1)	1,890,500	8.0%
Blackrock Inc. (2)	1,649,877	7.0%
Dimensional Fund Advisors LP (3)	1,517,289	6.4%
180 Degree Capital Corp. (4)	1,410,346	6.0%
Kennedy Capital Management, Inc. (5)	1,295,022	5.5%
Vann Group (6)	1,284,422	5.4%
Ancora Advisors, LLC (7)	1,258,373	5.3%
Directors and Executive Officers
Alan Johnson (8)	151,043	*
Tom Fitzgerald (9)	12,451	*
Julie Younglove-Webb (10)	271,593	1.1%
Brandon Rhoten (11)	21,948	*
Matthew Revord (12)	305,643	1.3%
Jeffrey Douglas (13)	0	*
Daniel Lecocq (14)	0	*
Joseph Boehm (15)	14,181	*
Adrian Butler	0	*
Susan Chapman-Hughes (16)	32,551	*
Dan Ginsberg (17)	35,732	*
Marla Gottschalk (18)	148,177	*
David Head (19)	10,000	*
Benjamin Rosenzweig (20)	5,561	*
All directors and executive officers as a group (17 people)	1,008,880	4.3%

*	Represents less than 1.0%
(1)
Based solely on report of Schedule 13G filed February 13, 2020. The shares are owned by Renaissance Technologies LLC (“RTC”) and beneficially owned by Renaissance Technologies Holdings Corporation (“RTHC”) because of RHTC’s majority ownership of RTC. RTC and RTHC have sole voting power and sole dispositive power over the shares. The address for these entities is 800 Third Avenue, New York, New York 10022.

(2)
Based solely on report of Schedule 13G filed February 5, 2020. Blackrock, Inc. has sole voting power over 1,611,772 shares and sole dispositive power over 1,649,877 shares. The address for this entity is 55 East 52nd Street, New York, New York 10055.

(3)
Based solely on report of Schedule 13G filed February 12, 2020. Dimensional Fund Advisors LP (“Dimensional”) is an investment adviser who furnishes investment advice to four investment companies and serves as investment manager or sub-adviser
to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively, the “Funds”). The Funds own the shares and Dimensional may be deemed beneficial owner as a result of its serving as investment advisor or investment manager. Dimensional or its subsidiaries have sole voting power over 1,455,142 shares and sole dispositive power over 1,517,289 shares. The address for these entities is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(4)	Based solely on report of Schedule 13D filed January 28, 2020. The address for this entity is 7 N. Willow Street, Suite 4B, Montclair, NJ 07042.
(5)	Based solely on report of Schedule 13G filed February 14, 2020. The address for this entity is 10829 Olive Blvd, St. Louis, MO 63141.
(6)
Based solely on report of Schedule 13D filed February 18, 2020 by Vann A. Avedisian Trust U/A 8/29/85, Intrinsic Investment Holdings, LLC, Bryant L. Keil, Neil Luthra and KGT Investments, LLC (collectively, the “Vann Group”). Vann A. Avedisian Trust U/A 8/29/85 has sole voting and dispositive power over 513,163 shares; Intrinsic Investment Holdings, LLC has sole voting and dispositive power over 100 shares; Mr. Keil has sole voting and dispositive power over 164,659 shares; Mr. Luthra has sole voting and dispositive power over 6,500 shares; and KGT Investments, LLC has sole voting and dispositive power over 600,000 shares. The address for Vann A. Avedisian Trust U/A 8/29/85 and Intrinsic Investment Holdings, LLC is 220 N. Green Street, 3rd Floor, Chicago, IL 60607. The address for Mr. Keil is 25 S. Waukegan Road, Suite
A8-50,
Lake Forest, IL 60045. The address for Mr. Luthra is 870 Seventh Ave., 2nd Floor, New York, NY 10019. The Address for KGT Investment LLC is 545 E John Carpenter FWY Ste #1400, Irving, TX 75062.

(7)	Based solely on report of Schedule 13G filed December 12, 2019. The address of this entity is 6060 Parkland Boulevard, Suite 200, Cleveland, Ohio 44124.
(8)	Consists of 50,843 shares of common stock (including 19,701 RSUs that are scheduled to vest within 60 days of February 27, 2020) and options to purchase 100,200 shares of common stock.
(9)	Consists of 12,451 shares of common stock.

(10)
Consists of 29,300 shares of common stock (including 21,288 RSUs that are scheduled to vest within 60 days of February 27, 2020) and options to purchase 242,293 shares of common stock (including 18,122 shares subject to options exercisable within 60 days of February 27, 2020).

(11)	Consists of 10,070 shares of common stock (including 5,555 RSUs that are scheduled to vest within 60 days of February 27, 2020) and options to purchase 11,878 shares of common stock.
(12)
Consists of 20,161 shares of common stock (including 14,001 RSUs that are scheduled to vest within 60 days of February 2020; options to purchase 271,707 shares of common stock (including 14,860 shares subject to options exercisable within 60 days of February 27, 2020); and 13,775 shares of common stock held by the Matthew J. Revord Declaration of Trust, of which Mr. Revord is a beneficiary.

(13)	Mr. Douglas joined the Company on September 23, 2019.
(14)	Mr. Lecocq joined the Company on January 6, 2020.
(15)	Consists of 14,181 shares of common stock.
(16)	Consists of 32,551 shares of common stock.
(17)	Consists of 35,732 shares of common stock.
(18)	Consists of 96,563 shares of common stock and options to purchase 51,614 shares of common stock.
(19)	Consists of 10,000 shares of common stock.
(20)	Consists of 5,561 shares of common stock.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
RELATED PARTY TRANSACTIONS
Indemnification Agreements

We have entered into indemnification agreements with our current directors and executive officers, in addition to the indemnification provided for in our certificate of incorporation and bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of our Company, arising out of such person’s services as a director or executive officer of ours. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.
Review, Approval or Ratification of Transactions with Related Persons

We have adopted a written policy relating to the approval of related party transactions. Our Audit Committee will review certain financial transactions, arrangements and relationships between us and any of the following related parties:

•	any of our directors, director nominees or executive officers;

•	any beneficial owner of more than 5% of our outstanding stock;

•	any immediate family member of any of the foregoing; and

•	any entity in which any of the foregoing is employed or has more than a 5% beneficial ownership.
Any member of the Audit Committee who is a party to a transaction under review will not be permitted to participate in the discussions, consideration or approval of such transaction. Prior to entering into any related party transaction, the interested director or officer shall provide notice of such transaction to our Chief Legal Officer. The Audit Committee shall review any such submissions and shall consider all relevant facts and circumstances of such transaction. The Audit Committee shall approve only those proposed transactions that are in, or not inconsistent with, the best interests of Potbelly and its shareholders.
In the event management determines a related party transaction exists which was not approved by the Audit Committee, management will submit the transaction to the Audit Committee for consideration. The Audit Committee shall consider all relevant facts and circumstances of such transaction, and shall evaluate all options, including but not limited to ratification, amendment, termination or rescission of the transaction.
The policy lists certain types of transaction in which an officer or director may have an interest that are deemed not to require review as a related party transaction, including (i) transactions in the ordinary course of business not exceeding $25,000, (ii) certain charitable contributions, and (iii) certain approved compensation arrangements.
DIRECTOR INDEPENDENCE
Our Board of Directors reviews the independence of the current and potential members of the Board of Directors in accordance with independence requirements set forth in the NASDAQ rules and applicable provisions of the Exchange Act. During its review, the Board of Directors considers transactions and relationships between each director and potential director, as well as any member of his or her immediate family, and the Company and its affiliates, including those related-party transactions contemplated by Item 404(a)
of Regulation S-K under the
Exchange Act. The Board of Directors must affirmatively determine that the director has no material relationship with the Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company, that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. Our Board of Directors has determined that all nominees except Alan Johnson, our President and Chief Executive Officer, are “independent” as such term is defined by NASDAQ rules, our corporate governance standards and the federal securities laws.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee of our Board of Directors is responsible for recommending, for shareholder approval, our independent registered public accounting firm. The Audit Committee has selected the accounting firm of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 27, 2020. Deloitte & Touche LLP has served as our independent registered public accounting firm since before our Initial Public Offering and has also provided non-audit services
from time to time.
The following table sets forth the fees pertaining to audit services for the fiscal years ended December 29, 2019 and December 30, 2018 and for other services during those fiscal years:

	2019	2018
Audit fees (1)	$709,445	$683,666
Audit-related fees (2)	10,000	10,000
Tax fees (3)	316,159	392,645

All other fees	0	0

Total fees	$1,035,604	$1,086,311

(1)
Audit fees include fees for audits of our annual financial statements and internal controls, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)	Audit-related fees were comprised of fees for services performed in connection with other audit-related services and our filing of a registration statement on Form S-8.
(3)	Tax fees relate to professional services rendered for tax compliance, tax return review and preparation, cost segregation study, and related tax advice.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements

(1)
The financial statements filed as part of this Annual Report on Form
10-K,
as amended, are indexed in the table of contents of the Original Filing and incorporated by reference to the Original Filing. Financial Statement Schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

(2)	Any financial statement schedules required to be filed as part of this Annual Report on Form 10-K, as amended are set forth in section (c) below.
(b) Exhibits
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form
10-K,
as amended.
(c) Financial Statement Schedules
No financial statement schedules are provided because the information called for is not applicable or is shown in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Seventh Amended and Restated Certificate of Incorporation of Potbelly Corporation (filed as Exhibit 3.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

3.2	Amended and Restated By-laws of Potbelly Corporation (filed as Exhibit 3.1 to Form 8-K (File No. 001-36104) filed June 12, 2018 and incorporated herein by reference)

4.1	Fifth Amended and Restated Registration Rights Agreement (filed as Exhibit 4.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

10.1	Potbelly Corporation 2004 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference) †

10.2	Amended and Restated Potbelly Corporation 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed June 12, 2018 and incorporated herein by reference) †

10.3	Potbelly Corporation 2019 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed May 21, 2019 and incorporated herein by reference) †

10.4	Amended and Restated Credit Agreement, dated as of December 9, 2015, among Potbelly Sandwich Works, LLC, Potbelly Corporation, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities, LLC, as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed December 11, 2015 and incorporated herein by reference)

10.5	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of May 3, 2019, among Potbelly Sandwich Works, LLC, Potbelly Corporation, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1) to Form 10-Q (File No. 001-36104) filed
May 8, 2019 and incorporated herein by reference)

10.6	Executive Employment Contract between Potbelly Corporation and Alan Johnson dated November 29, 2017 (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed December 1, 2017 and incorporated herein by reference) †

10.7	First Amendment of Executive Employment Agreement between Potbelly Corporation and Alan Johnson dated May 14, 2018 (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed May 14, 2018 and incorporated herein by reference) †

10.8	Executive Employment Agreement, dated July 25, 2013, between Potbelly Corporation and Matthew Revord (filed as Exhibit 10.5 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference) †

10.9	Amendment to Executive Employment Agreement, dated April 22, 2015, between Potbelly Corporation and Matthew Revord (filed as Exhibit 10.6 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference) †

10.10	Retention Agreement between Potbelly Corporation and Matthew Revord, dated July 17, 2017 (filed as Exhibit 10.3 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference) †

10.11	Executive Employment Agreement, dated November 15, 2018, effective December 3, 2018, between Potbelly Corporation and Thomas Fitzgerald (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed December 3, 2018 and incorporated herein by reference) †

10.12	Executive Employment Agreement, dated May 11, 2018, effective June 4, 2018, between Potbelly Corporation and Brandon Rhoten (filed as Exhibit 10.11 to Form 10-K (File No. 001-36104) filed February 27, 2020) †

10.13	Executive Employment Agreement, dated May 1, 2015, between Potbelly Corporation and Julie Younglove-Webb (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed May 4, 2015 and incorporated herein by reference) †

10.14	Retention Agreement between Potbelly Corporation and Julie Younglove-Webb, dated July 17, 2017 (filed as Exhibit 10.4 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference) †

10.15	Form of stock option agreement for grants during year 2011 for named executive officers pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.11 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

Exhibit Number	Description of Exhibit

10.16	Form of stock option agreement for grants for non-employee directors pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.13 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.17	Form of stock option agreement pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.14 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.18	Form of Restricted Stock Unit Award Agreement pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.16 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.19	Form of Director Restricted Stock Unit Award Agreement for non-employee directors pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.16 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference)

10.21	Settlement Agreement, dated October 2, 2017, between Potbelly Corporation, Ancora Advisors, LLC, Ancora Catalyst Fund LP, Merlin Partners LP and Frederick DiSanto (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed October 5, 2017)

10.22	Settlement Agreement, dated April 12, 2018, between Potbelly Corporation, Privet Fund LP, Privet Fund Management LLC, Ryan Levenson and Ben Rosenzweig (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed April 13, 2018)

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to Form 10-K (File No. 001-36104) filed February 27, 2020)

24.1	Power of Attorney (included on signature page of Form 10-K (File No. 001-36104) filed February 27, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Potbelly Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTBELLY CORPORATION

By:	/s/ Robert D. Wright
Robert D. Wright
Chief Executive Officer and President (On behalf of the registrant, and in his capacity as Principal Executive Officer)
Date: November 5, 2020