Form 10-Q
period 2020-09-27
POTBELLY CORP
filed 2020-11-05
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of October 25, 2020, the registrant had 24,212,000 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Potbelly Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except par value data, unaudited)

	September 27,	December 29,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$23,407	$18,806
Accounts receivable, net of allowances of $65 and $202 as of September 27, 2020 and December 29, 2019, respectively	4,575	4,257
Inventories	2,724	3,473
Prepaid expenses and other current assets	5,372	5,687
Total current assets	36,078	32,223
Property and equipment, net	64,852	79,032
Right-of-use assets for operating leases	196,070	211,988
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred expenses, net and other assets	4,178	4,010
Total assets	$306,804	$332,879
Liabilities and Equity
Current liabilities
Accounts payable	$5,429	$3,886
Accrued expenses	20,008	20,569
Short-term operating lease liabilities	35,434	29,319
Total current liabilities	60,871	53,774
Long-term debt	22,386	—
Long-term operating lease liabilities	195,681	206,726
Other long-term liabilities	5,775	3,210
Total liabilities	284,713	263,710
Commitments and contingencies (Note 10)
Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 24,212 and 23,638 shares as of September 27, 2020 and December 29, 2019, respectively	338	331
Additional paid-in-capital	438,140	435,278
Treasury stock, held at cost, 9,612 and 9,465 shares as of September 27, 2020, and December 29, 2019, respectively	(113,266)	(112,680)
Accumulated deficit	(303,050)	(254,081)
Total stockholders’ equity	22,162	68,848
Non-controlling interest	(71)	321
Total equity	22,091	69,169
Total liabilities and equity	$306,804	$332,879

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(amounts in thousands, except per share data, unaudited)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Revenues
Sandwich shop sales, net	$72,189	$103,560	$215,013	$305,619
Franchise royalties and fees	474	678	1,402	$2,336
Total revenues	72,663	104,238	216,415	307,955

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	20,721	27,540	61,003	81,782
Labor and related expenses	25,809	32,430	78,090	96,517
Occupancy expenses	13,904	14,850	43,581	44,457
Other operating expenses	12,126	13,274	35,881	37,235
General and administrative expenses	9,821	11,192	28,094	34,709
Depreciation expense	4,699	5,365	15,110	16,486
Pre-opening costs	—	16	64	26
Impairment, loss on disposal of property and equipment and shop closures	1,721	1,714	9,602	5,077
Total expenses	88,801	106,381	271,425	316,289
Loss from operations	(16,138)	(2,143)	(55,010)	(8,334)

Interest expense, net	268	28	730	95
Loss before income taxes	(16,406)	(2,171)	(55,740)	(8,429)
Income tax expense (benefit)	(2,917)	66	(6,585)	13,931
Net loss	(13,489)	(2,237)	(49,155)	(22,360)
Net income (loss) attributable to non-controlling interest	(77)	118	(191)	300
Net loss attributable to Potbelly Corporation	$(13,412)	$(2,355)	$(48,964)	$(22,660)

Net loss per common share attributable to common stockholders:
Basic	$(0.56)	$(0.10)	$(2.06)	$(0.95)
Diluted	$(0.56)	$(0.10)	$(2.06)	$(0.95)
Weighted average shares outstanding:
Basic	23,957	23,740	23,792	23,927
Diluted	23,957	23,740	23,792	23,927

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts and shares in thousands, unaudited)

For the 13 weeks ended:	Common Stock		Treasury	Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Capital	Deficit	Interest	Total Equity
Balance at June 30, 2019	23,768	331	(111,874)	434,407	(250,394)	406	$72,876
Net income (loss)	—	—	—	—	(2,355)	118	(2,237)
Stock-based compensation plans	2	—	—	—	—	—	—
Repurchases of common stock	(162)	—	(750)	—	—	—	(750)
Distributions to non-controlling interest	—	—	—	—	—	(159)	(159)
Stock-based compensation expense	—	—	—	446	—	—	446
Balance at September 29, 2019	23,608	$331	$(112,624)	$434,853	$(252,749)	$365	$70,176

Balance at June 28, 2020	23,898	$334	$(112,757)	$436,536	$(289,638)	$178	$34,653
Net income (loss)	—	—	—	—	(13,412)	(77)	(13,489)
Stock-based compensation plans	437	4	—	(4)	—	—	—
Treasury shares used for stock-based plans	(123)	—	(509)	—	—	—	(509)
Distributions to non-controlling interest	—	—	—	—	—	(172)	(172)
Stock-based compensation expense	—	—	—	1,608	—	—	1,608
Balance at September 27, 2020	24,212	$338	$(113,266)	$438,140	$(303,050)	$(71)	$22,091

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts and shares in thousands, unaudited)

For the 39 weeks ended:	Common Stock		Treasury	Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Capital	Deficit	Interest	Total Equity
Balance at December 30, 2018	24,143	330	(108,372)	432,771	(229,558)	362	$95,533
Cumulative impact of Topic 842, net of tax of $196	—	—	—	—	(531)	—	(531)
Net income (loss)	—	—	—	—	(22,660)	300	(22,360)
Stock-based compensation plans	118	1	—	172	—	—	173
Repurchases of common stock	(648)	—	(4,217)	—	—	—	(4,217)
Distributions to non-controlling interest	—	—	—	—	—	(336)	(336)
Contributions from non-controlling interest	—	—	—	—	—	39	39
Treasury shares used for stock-based plans	(5)	—	(35)	—	—	—	(35)
Stock-based compensation expense	—	—	—	1,910	—	—	1,910
Balance at September 29, 2019	23,608	$331	$(112,624)	$434,853	$(252,749)	$365	$70,176

Balance at December 29, 2019	23,638	$331	$(112,680)	$435,278	$(254,081)	$321	$69,169
Cumulative impact of Topic 326, net of tax of $2	—	—	—	—	(5)	—	$(5)
Net income (loss)	—	—	—	—	(48,964)	(191)	(49,155)
Stock-based compensation plans	591	6	—	(6)	—	—	—
Shares issued for proxy-related expenses	130	1	—	388	—	—	389
Distributions to non-controlling interest	—	—	—	—	—	(344)	(344)
Contributions from non-controlling interest	—	—	—	—	—	143	143
Treasury shares used for stock-based plans	(147)	—	(586)	—	—	—	(586)
Stock-based compensation expense	—	—	—	2,480	—	—	2,480
Balance at September 27, 2020	24,212	$338	$(113,266)	$438,140	$(303,050)	$(71)	$22,091

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 39 Weeks Ended
	September 27,	September 29,
	2020	2019
Cash flows from operating activities:
Net loss	$(49,155)	$(22,360)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	15,110	16,486
Noncash lease expense	20,151	21,246
Deferred income tax	14	13,804
Stock-based compensation expense	2,480	1,910
Asset impairment, store closure and disposal of property and equipment	8,873	2,012
Other operating activities	582	33
Changes in operating assets and liabilities:
Accounts receivable, net	(281)	(347)
Inventories	749	165
Prepaid expenses and other assets	49	3,565
Accounts payable	1,918	763
Operating lease liabilities	(10,776)	(23,046)
Accrued expenses and other liabilities	2,542	(4,368)
Net cash (used in) provided by operating activities:	(7,744)	9,863

Cash flows from investing activities:
Purchases of property and equipment	$(8,702)	$(9,533)
Net cash used in investing activities:	(8,702)	(9,533)

Cash flows from financing activities:
Borrowings under credit facility	$49,786	$—
Repayments under credit facility	(37,400)	—
Proceeds from Paycheck Protection Program loan	10,000	—
Payment of debt issuance costs	(553)	(40)
Proceeds from exercise of stock options	—	173
Employee taxes on certain stock-based payment arrangements	(585)	(35)
Treasury stock repurchases	—	(4,147)
Distributions to non-controlling interest	(344)	(337)
Contributions from non-controlling interest	143	39
Net cash provided by (used in) financing activities:	21,047	(4,347)

Net increase (decrease) in cash and cash equivalents	4,601	(4,017)
Cash and cash equivalents at beginning of period	18,806	19,775
Cash and cash equivalents at end of period	$23,407	$15,758

Supplemental cash flow information:
Income taxes paid	$240	$180
Interest paid	468	66
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$350	$433

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

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2019. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly the Company’s balance sheet as of September 27, 2020 and December 29, 2019, its statement of operations for the 13 and 39 weeks ended September 27, 2020 and September 29, 2019, the statement of equity for the 13 and 39 weeks ended September 27, 2020 and September 29, 2019, and its statement of cash flows for the 39 weeks ended September 27, 2020 and September 29, 2019 have been included. The consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

Beginning with the third quarter of 2020, shop closure and lease termination expenses are being presented within impairment, loss on disposal of property and equipment and shop closures on the condensed consolidated statements of operations.  Prior to the third quarter of 2020, shop closure and lease termination expenses were presented within general and administrative expenses. Prior period amounts have been reclassified to conform to the current presentation.  This reclassification had no impact on the loss from operations, balance sheets or statements of cash flows.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and therefore, does not separately present a statement of comprehensive income in its condensed consolidated financial statements.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus ("COVID-19") and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  In response to the pandemic, many states and jurisdictions in which we operate have issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus.  We initially closed the vast majority of our dining rooms and shifted to off-premise operations only, and we experienced a sudden and drastic decrease in revenues. Nearly all of our shops have reopened their dining rooms with restrictions, such as social distancing and limited capacities, to ensure the health and safety of our guests and employees.  We continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction.

The disruption in operations and reduction in revenues have led the Company to consider the impact of the COVID-19 pandemic on the recoverability of its assets, including property and equipment, right-of-use assets for operating leases, goodwill and intangible assets, and others.

Due to the impact of the COVID-19 pandemic, the Company evaluated its goodwill, intangible assets, and long-lived assets, which includes property and equipment and right-of-use assets for operating leases for impairment.  The Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the 13 and 39 weeks ended September 27, 2020. The Company recorded impairment charges for its long-lived assets of $1.2 million and $8.0 million, respectively, for the 13 and 39 weeks ended September 27, 2020, primarily driven by the expected impact of the COVID-19 pandemic on future cash flows. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.  See Note 3 for further details.

The Company recognized an income tax benefit of $6.7 million during 2020 primarily due to the impact of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which enables the Company to obtain a tax refund from the carryback of net operating losses (“NOLs”) and a refund of prior alternative minimum tax (“AMT”) credits. The Company received $6.0 million of this refund during the third quarter of 2020 and expects to receive the remaining $0.7 million before the end of the current year. See Note 5 for further details.

To preserve financial flexibility, the Company borrowed the $39.8 million of available capacity under its revolving credit facility on March 17, 2020. The Company subsequently repaid $27.4 million of these borrowings through the third quarter of 2020. On August 10, 2020, the Company entered into a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act.  As of September 27, 2020, the Company had total liquidity of $50.8 million, consisting of cash and cash equivalents and amounts available on its revolving credit facility. See Note 7 for further details.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works, LLC (“PSW”); seven of PSW’s wholly owned subsidiaries and PSW’s seven joint ventures, collectively, the “Company.” All intercompany balances and transactions have been eliminated in consolidation. For consolidated joint ventures, non-controlling interest represents a non-controlling partner’s share of the assets, liabilities and operations related to the seven joint venture investments. The Company has ownership interests ranging from 51-80% in these consolidated joint ventures.

Fiscal Year

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2020 and 2019 both consist of 52 weeks. The fiscal quarters ended September 27, 2020 and September 29, 2019 each consisted of 13 weeks.

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

(2) Revenue

The Company primarily earns revenue at a point in time for sandwich shop sales which can occur in person at the shop, over our online or app platforms, or through a third-party platform.  Revenue is recorded net of sales-related taxes collected from customers. The payment on these sales is due at the time of the customer’s purchase. The Company also receives royalties from franchisees on their respective sales, which are recognized at the point in time the sale is made and invoiced weekly. Potbelly also records revenue from sales over time related to upfront franchise fees, gift card redemptions and breakage. For the 13 and 39 weeks ended September 27, 2020, revenue recognized from all revenue sources on point in time sales was $72.5 million and $216.0 million, respectively, and revenue recognized from sales over time was $0.1 million and $0.4 million, respectively. For the 13 and 39 weeks ended September 29, 2019, revenue recognized from all revenue sources on point in time sales was $103.9 million and $307.2 million, respectively, and revenue recognized from sales over time was $0.4 million and $0.8 million, respectively.

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

Loyalty Program

During the second quarter of 2020, the Company implemented a new customer loyalty program for customers using the Potbelly Perks application at the point of sale.  The customer will typically earn 10 points for every dollar spent, and the customer will earn a free entrée after earning 1,000 points.  The Company defers revenue associated with the estimated selling price of points earned by Potbelly Perks members towards free entrées as each point is earned, and a corresponding liability is established in deferred revenue.  The deferral is based on the estimated value of the product for which the reward is expected to be redeemed, net of estimated unredeemed points.  Once a customer earns a free entrée, that entrée reward will expire after 30 days. Any point in a customer’s account that does not go toward earning a full entrée will expire a year after the point is earned. When points are redeemed, the Company recognizes revenue for the redeemed product and reduces deferred revenue.

Contract Liabilities

As described above, the Company records current and noncurrent contract liabilities for upfront franchise fees, gift cards and the loyalty program.  There are no other contract liabilities or contract assets recorded by the Company. The opening and closing balances of the Company’s current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 30, 2019	$(1,594)	$(2,054)
Ending balance as of September 27, 2020	(2,627)	(1,786)
Increase (decrease) in contract liability	$1,033	$(268)

The aggregate value of remaining performance obligations on outstanding contracts was $4.4 million as of September 27, 2020. The Company expects to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2020	$820
2021	1,565
2022	303
2023	219
2024	188
Thereafter	1,318
Total revenue recognized	$4,413

For the 13 and 39 weeks ended September 27, 2020, the amount of revenue recognized related to the December 30, 2019 liability ending balance was $0.1 million and $0.9 million, respectively. For the 13 and 39 weeks ended September 29, 2019, the amount of revenue recognized related to the December 31, 2018 liability ending balance was $0.2 million and $1.7 million, respectively. This revenue related to the recognition of gift card redemptions and upfront franchise fees. For the 13 and 39 weeks ended September 27, 2020 and September 29, 2019, the Company did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.

(3) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The Company assesses potential impairments to its long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of the Company’s shops during the 13 and 39 weeks ended September 27, 2020, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed an impairment analysis related to these shops and recorded an impairment charge of $1.2 million and $8.0 million for the 13 and 39 weeks ended September 27, 2020, respectively, primarily driven by the expected impact of the COVID-19 pandemic on future cash flows. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. After performing a periodic review of the Company’s shops during the 13 and 39 weeks ended September 29, 2019, the Company recorded an impairment charge of $1.5 million and $1.7 million, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

The Company reviews indefinite-lived intangible assets, which includes goodwill and tradenames, annually at fiscal year-end for impairment or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Due to the impact of the COVID-19 pandemic to the global economy, including but not limited to, the volatility of the Company's stock price as well as that of its competitors, declining sales at the Company's restaurants and the challenging environment for the restaurant industry generally, the Company determined that there were indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the first quarter of 2020. As such, the Company performed an impairment assessment for both goodwill and indefinite lived intangible assets and concluded that the fair value of these assets exceeded their carrying values. The Company has not recorded any impairment to its goodwill or indefinite-lived intangible assets during the 13 and 39 weeks ended September 27, 2020. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

(4) Loss Per Share

Basic and diluted income per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the 13 and 39 weeks ended September 27, 2020, and September 29, 2019, the Company had a loss per share, and therefore potentially dilutive shares were excluded from the calculation.

The following table summarizes the loss per share calculation:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Net loss attributable to Potbelly Corporation	$(13,412)	$(2,355)	$(48,964)	$(22,660)
Weighted average common shares outstanding-basic	23,957	23,740	23,792	23,927
Plus: Effect of potential stock options exercise	—	—	—	—
Weighted average common shares outstanding-diluted	23,957	23,740	23,792	23,927
Loss per share available to common stockholders-basic	$(0.56)	$(0.10)	$(2.06)	$(0.95)
Loss per share available to common stockholders-diluted	$(0.56)	$(0.10)	$(2.06)	$(0.95)
Potentially dilutive shares that are considered anti-dilutive:
Common share options	3,015	2,333	2,769	2,366

(5) Income Taxes

On March 27, 2020, the CARES Act was enacted into law.  The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic.  The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain NOLs and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, accelerate refunds of previously generated corporate AMT credits, loosen the business interest limitation under section 163(j), and fix the qualified improvement property regulations in the 2017 Tax Cuts and Jobs Act.   As a result of the CARES Act, the Company estimates that it will be able to obtain a tax refund of $6.7 million from the carryback of NOLs and a refund of prior AMT credits. The Company received $6.0 million of this refund as of September 27, 2020. The Company expects to receive the remaining $0.7 million before the end of the current year.

The interim tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that occur during the quarter.  The Company recognized an income tax benefit of $3.7 million during the first quarter of 2020 due to the anticipated impact of the CARES Act discussed above and an additional $3.0 million benefit during the third quarter of 2020 due to additional guidance on the CARES Act and the finalization of the Company’s 2019 federal tax return.

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of its deferred tax assets will not be realized.  In its assessment, the Company considers recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies.  The Company recorded a full valuation allowance against its net deferred tax assets during the first quarter of 2019, resulting in a non-cash charge to income tax expense of $13.6 million. The Company continued to maintain a valuation allowance against all of its deferred tax assets as of September 27, 2020.  The Company did not provide for an income tax benefit on its pre-tax loss for the 13 and 39 weeks ended September 27, 2020 and September 29, 2019.  The Company assesses the likelihood of the realization of its deferred tax assets each quarter and the valuation allowance is adjusted accordingly.

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

As a result of COVID-19, the Company suspended the payment of rent on the majority of its leases in April 2020 and has been in discussions with landlords regarding the restructuring of those leases in light of various contractual and legal defenses. The Company entered into 169 and 276 amendments with our respective landlords during the 13 and 39 weeks ended September 27, 2020.  Under these agreements, certain rent payments will be abated, deferred or modified without penalty for various periods, generally covering two to four months of rent payments. In April 2020, the Financial Accounting Standards Board issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications.  The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee.  During the 13 and 39 weeks ended September 27, 2020, we received concessions from certain landlords in the form of rent deferrals and abatements which were not substantial, and we have elected to not account for these rent concessions as lease modifications.

During the 13 and 39 weeks ended September 27, 2020, the Company terminated the leases for 17 and 25 company-owned shops, respectively, which will be permanently closed.  The Company incurred $1.5 million and $2.2 million, respectively, in lease termination fees related to these leases for the 13 and 39 weeks ended September 27, 2020.  Upon termination of leases during the 13 weeks ended September 27, 2020, the Company derecognized ROU assets of $8.0 million and lease liabilities of $9.0 million that resulted in a net gain of $1.0 million that is recorded in impairment, loss on disposal of property and equipment and shop closures.  Upon termination of leases during the 39 weeks ended September 27, 2020, the Company derecognized ROU assets of $12.9 million and lease liabilities of $14.3 million that resulted in a net gain of $1.4 million that is recorded in impairment, loss on disposal of property and equipment and shop closures.  Upon termination of leases during the 13 weeks ended September 29, 2019, the Company derecognized ROU asset of $0.7 million and lease liabilities of $0.8 million that resulted in a net gain of $0.1 million that is recorded in impairment, loss on disposal of property and equipment and shop closures. Upon termination of leases during the 39 weeks ended September 29, 2019, the Company derecognized ROU asset of $6.5 million and lease liabilities of $7.5 million that resulted in a net gain of $1.0 million that is recorded in impairment, loss on disposal of property and equipment and shop closures.

Operating lease term and discount rate were as follows:

	September 27,	September 29,
	2020	2019
Weighted average remaining lease term (years)	8.02	8.59
Weighted average discount rate	7.89%	8.00%

Certain of the Company’s operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops.  Pass-through charges and payments based on percentage rent are included within variable lease cost.

The components of lease cost were as follows:

		13 weeks ended		39 weeks ended
		September 27,	September 29,	September 27,	September 29,
	Classification	2020	2019	2020	2019
Operating lease cost	Occupancy and General and administrative expenses	11,112	11,187	34,699	33,793
Variable lease cost	Occupancy	2,879	3,277	9,119	10,430
Total lease cost		$13,991	$14,464	$43,818	$44,223

Supplemental disclosures of cash flow information related to leases were as follows:

	13 weeks ended		39 weeks ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Operating cash flows rent paid for operating lease liabilities	10,693	11,762	24,200	35,488
Operating right-of-use assets obtained in exchange for new operating lease liabilities	5,264	4,745	18,800	8,402
Reduction in operating right-of-use assets due to lease terminations	(7,973)	(659)	(12,855)	(6,506)

As of September 27, 2020, the Company had no real estate leases entered into that had not yet commenced.

Maturities of lease liabilities were as follows as of September 27, 2020:

Operating Leases
Remainder of 2020	15,588
2021	47,643
2022	40,459
2023	35,972
2024	33,338
2025	31,232
Thereafter	112,177
Total lease payments	316,409
Less: imputed interest	(85,294)
Present value of lease liabilities	$231,115

(7) Debt and Credit Facilities

The components of long-term debt were as follows:

	September 27,	December 29,
	2020	2019
Revolving credit facility	$12,386	$-
Paycheck Protection Program loan	10,000	-
Total long-term debt	$22,386	$-

Revolving credit facility

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

On March 17, 2020, the Company fully borrowed the available capacity of $39.8 million under the Credit Agreement as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. In accordance with the terms of the Credit Agreement, the proceeds from these borrowings may in the future be used for working capital, general corporate or other permitted purposes.

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

On August 19, 2020, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement to permit the Company to incur indebtedness in the form of a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million pursuant to the PPP under the CARES Act and (ii) revise financial covenants for the impact of the PPP proceeds.  As of September 27, 2020, the Company had $12.4 million outstanding under the Credit Agreement.  There were no borrowings outstanding as of September 29, 2019.  The Company is currently in compliance with all debt covenants as of September 27, 2020.

Paycheck Protection Program Loan

On August 10, 2020, PSW, an indirect subsidiary of the Company, entered into a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million (the “Loan”), pursuant to the PPP under the CARES Act.  The Loan was necessary to support the ongoing operations of the Company due to the economic uncertainty resulting from the COVID-19 pandemic and lack of access to alternative sources of liquidity.

The Loan is scheduled to mature five years from the date on which PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.  The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act.  The Company intends to use all of the PPP proceeds toward qualifying expenses and pursue forgiveness of the Loan amount, but it is not able to determine the likelihood or the amount of forgiveness that will be obtained.

The Company has recorded the amount of the Loan as long-term debt in its condensed consolidated balance sheet as of September 27, 2020 and related interest has been recorded to interest expense on its condensed consolidated statement of operations for the 13 weeks ended September 27, 2020.

(8) Capital Stock

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions.  The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors.  For the 13 and 39 weeks ended September 27, 2020, the Company did not repurchase any shares of its common stock. In light of the COVID-19 pandemic, the Company does not have plans to repurchase any common stock under its stock repurchase program at this time.  For the 13 and 39 weeks ended September 29, 2019, the Company repurchased 162,162 shares and 647,821 shares of its common stock for approximately $0.7 million and $4.2 million, respectively, under the stock repurchase program, including cost and commission, in open market transactions.  Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

(9) Stock-Based Compensation

Stock options

The Company has awarded stock options to certain of its employees and certain non-employee members of its Board of Directors.  The grants generally vest over a four-year period.  The fair value of stock options is determined using the Black-Scholes option pricing model. There were no stock options granted during the 13 and 39 weeks ended September 27, 2020.

A summary of stock option activity for the 39 weeks ended September 27, 2020 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 29, 2019	1,774	$11.34	$—	4.33
Granted	—	—
Exercised	—	—
Canceled	(165)	(12.35)
Outstanding—September 27, 2020	1,609	11.23	$—	3.31
Exercisable—September 27, 2020	1,556	$11.18	$—	3.18

Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the 13 weeks ended September 27, 2020, the Company recognized stock-based compensation credit of $0.1 million due to forfeiture credits. For the 39 weeks ended September 27, 2020, the Company recognized stock-based compensation expense related to stock options of $0.2 million. For the 13 and 39 weeks ended September 29, 2019, the Company recognized stock-based compensation expense related to stock options of $0.1 million and $0.7 million, respectively. As of September 27, 2020, unrecognized stock-based compensation expense for stock options was $0.2 million, which will be recognized through fiscal year 2022. The Company records stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.

Restricted stock units

The Company awards restricted stock units (“RSUs”) to certain of its employees and certain non-employee members of its Board of Directors. The Board of Director grants have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The employee grants vest in one-third increments over a three-year period. For the 13 and 39 weeks ended September 27, 2020, the Company recognized stock-based compensation expense related to RSUs of $1.0 million and $1.6 million, respectively. For the 13 and 39 weeks ended September 29, 2019, the Company recognized stock-based compensation expense related to RSUs of $0.3 million and $1.2 million, respectively. As of September 27, 2020, unrecognized stock-based compensation expense for RSUs was $3.1 million, which will be recognized though fiscal year 2023.

A summary of RSU activity for the 39 weeks ended September 27, 2020 is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 29, 2019	463	$7.59
Granted	1,574	3.13
Vested	(201)	2.87
Canceled	(430)	3.87
Non-vested as of September 27, 2020	1,406	$3.68

Performance stock units

The Company awards performance share units (“PSUs”) to certain of its employees.  The PSUs have certain vesting conditions based upon the Company’s financial performance or the Company’s stock price.

The Company has granted PSUs that are subject to service and market vesting conditions.  The fair market value was established using a Monte Carlo simulation model.   Participants are entitled to receive a specified number of shares of the Company’s common stock contingent on the Company's achievement of a stock return on the Company's common stock.  The PSUs may vest during a performance period of five years.  Compensation expense for these awards is being amortized over an average expected service period or earlier based on when vesting conditions are met.  For the 13 and 39 weeks ended September 27, 2020, the Company recognized stock-based compensation expense for PSUs with market vesting conditions of $0.7 million.

A summary of activity for PSUs with market vesting conditions for the 39 weeks ended September 27, 2020 is as follows:

PSUs	Number of PSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 29, 2019	—	$—
Granted	1,475	1.43
Vested	(391)	4.20
Canceled	(332)	1.50
Non-vested as of September 27, 2020	752	$1.42

The Company also previously granted PSUs that are subject to service and performance vesting conditions.  The PSUs will vest based on the Company’s achievement of certain targets related to adjusted EBITDA and same store sales goals. The quantity of shares that will vest ranges from 0% to 200% of the targeted number of shares.  If the defined minimum targets are not met, then no shares will vest.  As of September 27, 2020, there were 45 thousand PSUs with performance vesting conditions outstanding with a grant date fair value of $8.46 per share.  For the 13 and 39 weeks ended September 27, 2020 and September 29, 2019, no expense was recognized related to PSUs with performance vesting conditions.

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

(11) Related Party Transactions

On May 10, 2020, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Intrinsic Investment Holdings, LLC, the Vann A. Avedisian Trust U/A 8/29/85, Vann A. Avedisian, KGT Investments, LLC, The Khimji Foundation, Mahmood Khimji, Bryant L. Keil and Neil Luthra (the foregoing, collectively with each of their respective affiliates, the “Vann Group”).  In connection with the Settlement Agreement with the Vann Group, the Company issued 130,000 shares of common stock (including 41,311 shares issued to the Vann A. Avedisian Trust U/A 8/29/85, 43,571 shares issued to KGT Investments, LLC and 45,118 shares issued to The Khimji Foundation) to reimburse the Vann Group for its documented out-of-pocket costs, fees and expenses incurred in connection with the Settlement Agreement. The Company recorded expense of $0.4 million within general and administrative expenses related to the issuance of these shares.  Based on a report of Schedule 13D filed by the Vann Group on August 17, 2020, the Vann Group beneficially owns 2.69% of the common stock of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to: our future financial position and results of operations, estimated costs associated with our closure of underperforming shops, and the implementation and results of strategic initiatives. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, the COVID-19 outbreak; compliance with covenants in our credit facility; competition; general economic conditions; our ability to successfully implement our business strategy; the success of our initiatives to increase sales and traffic; changes in commodity, energy and other costs; our ability to attract and retain management and employees; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 and our Current Reports on Form 8-K filed on March 20, 2020 and May 8, 2020, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 30, 2018	437	41	8	49	486
Shops opened	1	6	—	6	7
Shops closed	(11)	(2)	(8)	(10)	(21)
Shops as of September 29, 2019	427	45	—	45	472

Shops as of December 29, 2019	428	46	—	46	474
Shops opened	4	2	—	2	6
Shops closed	(26)	(2)	—	(2)	(28)
Shops as of September 27, 2020	406	46	—	46	452

Impact of COVID-19 on Our Business

On January 30, 2020, the WHO announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  The COVID-19 pandemic has significantly impacted economic conditions in the United States where all our shops are located. In response to the pandemic, many states and jurisdictions in which we operate have issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus.  While most of our company-owned shops remain open in accordance with guidance from local authorities, these measures resulted in us closing the vast majority our dining rooms and shifting to off-premise operations only, and we experienced a sudden and drastic decrease in revenues.  Nearly all of our shops have reopened their dining rooms with restrictions, such as social distancing and limited capacities, to ensure the health and safety of our guests and employees. We continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction.

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our operations and financial results for the foreseeable future.  There are many uncertainties regarding the current COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners, and distribution channels.  The Company is unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties, however, the Company is continually assessing the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly.

As the COVID-19 pandemic emerged, the Company’s first priority was and continues to be ensuring the health and safety of our employees as we serve our customers and communities.  We have provided masks, gloves, and other personal protective equipment to our shop employees and implemented daily temperature checks and screening before each shift. We continue to adhere to our stringent food safety and quality assurance programs.  We have implemented strict sanitation protocols for our shops including disinfecting high-touch areas and providing tamper-evident stickers on all pickup and delivery orders.  We are monitoring recommendations from the Centers for Disease Control and will make necessary adjustments to align with emerging best practices. We have been in regular contact with our supply chain partners and we have not experienced, nor do we foresee, material disruptions in our supply chain.  As of November 5, 2020, 20 of the Company’s shops remain temporarily closed.  We have implemented a strategy to reduce costs and preserve cash.  Please see the “Liquidity and Capital Resources” section below for additional details.

Revenue – Through the first ten weeks of 2020, we saw comparable same-store-sales increase 2.5% and the Company was on pace to record the first positive quarterly comparable same-store-sales since 2016.  Due to the negative impact of the COVID-19 pandemic, comparable same-store sales reached a low point with a decrease of 67.7% at the end of March. We reported a decrease in comparable same-store sales of 10.1% for the quarter ended March 29, 2020 compared to the prior year.  Same-store sales steadily improved throughout the second and third quarters.  The Company reported a decrease in same-store sales of 41.5% for the second quarter and a decrease of 21.0% for the third quarter. As our shops were subject to restrictions on dine-in capacity, our shops have increased off-premise operations, continuing to provide delivery, in-shop pick-up, drive-thru, or curbside pick-up services. We continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop. The majority of our shops have reopened their dining rooms with restrictions, such as social distancing and limited capacities, to ensure the health and safety of our guests and employees. Customers can place off-premise orders through Potbelly.com and the Potbelly app, or through DoorDash, Grubhub, Postmates and Uber Eats marketplaces nationwide. We continue to offer the Potbelly Pantry program, which allows customers to purchase Potbelly products in bulk as a response to changing customer needs during the pandemic.  We also introduced Family Meal Deals which allow customers to purchase a combination of sandwiches, salads, sides, shakes, and other menu items for a family or group at a reduced price.

Operating Costs – We have implemented measures to reduce operating costs and general and administrative expenses in response to the negative impact the pandemic has had on our business.  We continually adjust shop-level labor and purchases of inventory to align with current levels of demand.  At the onset of the pandemic, we reduced advertising and marketing expenditures, enacted a hiring freeze, and restricted business travel.  As of the beginning of the second quarter of 2020, we temporarily reduced salaries for all corporate employees, suspended merit increases, promotions, bonuses, and certain benefits, furloughed approximately one-third of our corporate employees, and the Board of Directors elected to temporarily defer its compensation. During the third quarter of 2020, the Company eliminated the temporary salary reduction of salaries for corporate employees and the deferral of Board of Director compensation for the Board of Directors. We continue to be thoughtful and judicious regarding our operating expenses during the uncertainty of the pandemic.  Additionally, the Company announced a corporate restructuring plan being executed during the fourth quarter of 2020 that will reduce annual general and administrative expenses by $3.5 million to $4.0 million. The Plan will consist of corporate expense optimization, consolidation of shop support services, and other expense and staff reductions.

Additionally, we have suspended the payment of rent on the majority of our leases and are in discussions with our landlords regarding the restructuring of those leases in light of various contractual and legal defenses.  As of November 5, 2020, we have amended approximately 300 of the lease agreements for our shops, which include rent abatements, rent deferrals, and/or modified lease terms to reduce ongoing rent, and we have completed early terminations of leases for 27 of our shops.

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

13 Weeks Ended September 27, 2020 Compared to 13 Weeks Ended September 29, 2019

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	September 27, 2020	% of Revenues	September 29, 2019	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$72,189	99.3%	$103,560	99.3%	$(31,371)	(30.3)%
Franchise royalties and fees	474	0.7	678	0.7	(204)	(30.1)
Total revenues	72,663	100.0	104,238	100.0	(31,575)	(30.3)

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	20,721	28.7	27,540	26.6	(6,819)	(24.8)
Labor and related expenses	25,809	35.8	32,430	31.3	(6,621)	(20.4)
Occupancy expenses	13,904	19.3	14,850	14.3	(946)	(6.4)
Other operating expenses	12,126	16.8	13,274	12.8	(1,148)	(8.6)

(Percentages stated as a percent of total revenues)
General and administrative expenses	9,821	13.5	11,192	10.7	(1,371)	(12.2)
Depreciation expense	4,699	6.5	5,365	5.1	(666)	(12.4)
Pre-opening costs	—	*	16	*	(16)	0.0
Impairment, loss on disposal of property and equipment and shop closures	1,721	2.4	1,714	1.6	7	0.4
Total expenses	88,801	>100	106,381	>100	(17,580)	(16.5)
Loss from operations	(16,138)	(22.2)	(2,143)	(2.1)	(13,995)	>100

Interest expense, net	268	0.4	28	*	240	>100
Loss before income taxes	(16,406)	(22.6)	(2,171)	(2.1)	(14,235)	>100
Income tax expense (benefit)	(2,917)	(4.0)	66	*	(2,983)	>(100)
Net loss	(13,489)	(18.6)	(2,237)	(2.1)	(11,252)	>100
Net income (loss) attributable to non-controlling interest	(77)	(0.1)	118	0.1	(195)	>(100)
Net loss attributable to Potbelly Corporation	$(13,412)	(18.5)%	$(2,355)	(2.3)%	$(11,057)	>100%

*	Amount is less than 0.1%

Revenues

Total revenues decreased by $31.6 million, or 30.3%, to $72.7 million during the 13 weeks ended September 27, 2020, from $104.2 million during the 13 weeks ended September 29, 2019. The revenue decrease for the quarter was driven by a $19.0 million, or 21.0%, decrease in company-operated comparable store sales and a decrease in sales of $10.8 million from shops that have either permanently or temporarily closed.

Cost of Goods Sold

Cost of goods sold decreased by $6.8 million, or 24.8%, to $20.7 million during the 13 weeks ended September 27, 2020, from $27.5 million during the 13 weeks ended September 29, 2019. This decrease was primarily driven by a decrease in shop revenue. As a percentage of sandwich shop sales, cost of goods sold increased to 28.7% during the 13 weeks ended September 27, 2020, from 26.6% during the 13 weeks ended September 29, 2019, primarily driven by a shift in product mix due to increase in off-premise sales and by cost inflation in certain products, partially offset by menu price increases.

Labor and Related Expenses

Labor and related expenses decreased by $6.6 million, or 20.4%, to $25.8 million during the 13 weeks ended September 27, 2020, from $32.4 for the 13 weeks ended September 30, 2019, primarily due to labor management amid a decrease in shop revenue and a decrease in expense from closed shops, partially offset by wage inflation. As a percentage of sandwich shop sales, labor and related expenses increased to 35.8% during the 13 weeks ended September 27, 2020, from 31.3% for the 13 weeks ended September 29, 2019, primarily driven by sales deleverage in certain labor related costs not directly variable with sales.

Occupancy Expenses

Occupancy expenses decreased by $0.9 million, or 6.4%, to $13.9 million during the 13 weeks ended September 27, 2020, from $14.9 million during the 13 weeks ended September 29, 2019 primarily due to a decrease in expenses related to closed shops. As a percentage of sandwich shop sales, occupancy expenses increased to 19.3% for the 13 weeks ended September 27, 2020, from 14.3% for the 13 weeks ended September 29, 2019, primarily due to sales deleverage and inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance.

Other Operating Expenses

Other operating expenses decreased by $1.1 million, or 8.6%, to $12.1 million during the 13 weeks ended September 27, 2020, from $13.3 million during the 13 weeks ended September 29, 2019. The decrease was primarily attributable to a decrease in certain items variable with sales, partially offset by higher expenses related to third-party delivery partnerships driven by increased sales in that channel. As a percentage of sandwich shop sales, other operating expenses increased to 16.8% for the 13 weeks ended September 27, 2020, from 12.8% for the 13 weeks ended September 30, 2019, primarily driven by sales deleverage in operating expense items such as utilities, higher expenses related to third-party delivery partnerships driven by increased sales in that channel and other expenses not directly variable with sales.

General and Administrative Expenses

General and administrative expenses decreased by $1.4 million, or 12.2%, to $9.8 million during the 13 weeks ended September 27, 2020, from $11.2 million during the 13 weeks ended September 29, 2019. The decrease was driven primarily by a decrease in nonrecurring professional services fees, as well as a decrease in payroll costs as a result of furloughs of approximately one-third of corporate employees. As a percentage of revenues, general and administrative expenses increased to 13.5% for the 13 weeks ended September 27, 2020, from 10.7% for the 13 weeks ended September 29, 2019, primarily driven by a decrease in shop revenue, partially offset by reductions in nonrecurring professional services fees and payroll costs noted above.

Depreciation Expense

Depreciation expense decreased by $0.7 million, or 12.4%, to $4.7 million during the 13 weeks ended September 27, 2020, from $5.4 million during the 13 weeks ended September 29, 2019. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. These decreases were partially offset by existing shop capital investments in technology such as the mobile application, which increased the depreciable base. As a percentage of revenues, depreciation was 6.5% during the 13 weeks ended September 27, 2020 and was 5.1 % for the 13 weeks ended September 29, 2019.

Pre-Opening Costs

There were no pre-opening costs during the 13 weeks ended September 27, 2020. Pre-opening costs were $16 thousand during the 13 weeks ended September 29, 2019.

Impairment, Loss on Disposal of Property and Equipment and Shop Closures

Impairment, loss on disposal of property and equipment and shop closures was $1.7 million during the 13 weeks ended September 27, 2020 and September 29, 2019.

After performing periodic reviews of Company shops during the third quarter of 2020, it was determined that indicators of impairment were present for certain shops.  The Company performed impairment analyses related to these shops and recorded an impairment charge of $1.2 million for the excess of the carrying amount recorded on the balance sheet over the shops’ estimated fair value. The Company performs impairment analyses whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and exceeds the fair value, which involves significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on the Company’s current projections, no impairment beyond what has already been recorded has been identified. The COVID-19 outbreak has had a significant impact on the global economy, including declining sales at our restaurants and the overall challenging environment for the restaurant industry. Given the high degree of uncertainty as to whether, when or the manner in which the conditions surrounding the pandemic will change, including the timing of any lifting of restrictions on restaurant operating hours, dine-in limitations or other restrictions that largely limited restaurants to take-out and delivery sales, customer engagement with our brand, the short- and long-term impact on consumer discretionary spending and overall global economic conditions, it is possible that non-cash impairments could be identified in tangible assets in the future. However, the likelihood or the amount of an additional impairment charge cannot be reasonably estimated at this time.

The Company terminated the leases for 17 company-owned shops during the 13 weeks ended September 27, 2020, for which the shops will be permanently closed.  These terminations resulted in $1.5 million of lease termination payments which were offset by a net gain of $1.0 million from derecognizing the associated right-of-use assets and lease liabilities, for net lease exit expenses of $0.5 million.

Interest Expense, Net

Net interest expense was $268 thousand during the 13 weeks ended September 27, 2020 and $28 thousand during the 13 weeks ended September 29, 2019, primarily driven by an increase in outstanding borrowings on our revolving credit facility partially offset by interest income on tax refunds received during the third quarter.

Income Tax Expense

The Company recognized an income tax benefit of $2.9 million for the 13 weeks ended September 27, 2020 primarily due to a discrete tax benefit recorded for the carryback of NOLs and a refund of prior AMT credits allowed under the CARES Act. The Company has recorded a tax receivable for the $0.7 million for the amount of the remaining refund it expects to receive before the end of the year. Income tax expense was $66 thousand for the 13 weeks ended September 29, 2019.

39 Weeks Ended September 27, 2020 Compared to 39 Weeks Ended September 29, 2019

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 39 Weeks Ended
	September 27, 2020	% of Revenues	September 29, 2019	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$215,013	99.4%	$305,619	99.2%	$(90,606)	(29.6)%
Franchise royalties and fees	1,402	0.6	2,336	0.8	(934)	(40.0)
Total revenues	216,415	100.0	307,955	100.0	(91,540)	(29.7)

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	61,003	28.4	81,782	26.8	(20,779)	(25.4)
Labor and related expenses	78,090	36.3	96,517	31.6	(18,427)	(19.1)
Occupancy expenses	43,581	20.3	44,457	14.5	(876)	(2.0)
Other operating expenses	35,881	16.7	37,235	12.2	(1,354)	(3.6)

(Percentages stated as a percent of total revenues)
General and administrative expenses	28,094	13.0	34,709	11.3	(6,615)	(19.1)
Depreciation expense	15,110	7.0	16,486	5.4	(1,376)	(8.3)
Pre-opening costs	64	*	26	*	38	>100
Impairment, loss on disposal of property and equipment and shop closures	9,602	4.4	5,077	1.6	4,525	89.1
Total expenses	271,425	>100	316,289	>100	(44,864)	(14.2)
Loss from operations	(55,010)	(25.4)	(8,334)	(2.7)	(46,676)	>100

Interest expense, net	730	0.3	95	*	635	>100
Loss before income taxes	(55,740)	(25.8)	(8,429)	(2.7)	(47,311)	>100
Income tax expense (benefit)	(6,585)	(3.0)	13,931	4.5	(20,516)	>(100)
Net loss	(49,155)	(22.7)	(22,360)	(7.3)	(26,795)	>100
Net income attributable to non- controlling interests	(191)	*	300	0.1	(491)	>(100)
Net loss attributable to Potbelly Corporation	$(48,964)	(22.6)%	$(22,660)	(7.4)%	$(26,304)	>100

*	Amount is less than 0.1%

Revenues

Total revenues decreased by $91.5 million, or 29.7%, to $216.4 million during the 39 weeks ended September 27, 2020, from $308.0 million during the 39 weeks ended September 29, 2019. The revenue decrease was driven by a $68.3 million, or 24.2%, decrease in company-operated comparable store sales and a decrease in sales of $23.4 million from shops that have either permanently or temporarily closed.

Cost of Goods Sold

Cost of goods sold decreased by $20.8 million, or 25.4%, to $61.0 million during the 39 weeks ended September 27, 2020, from $81.8 million during the 39 weeks ended September 29, 2019. This decrease was primarily driven by a decrease in shop revenue. As a percentage of sandwich shop sales, cost of goods sold increased to 28.4% for the 39 weeks ended September 27, 2020, from 26.8% during the 39 weeks ended September 29, 2019, primarily driven by a shift in product mix due to increase in off-premise sales and inflation in certain products, partially offset by menu price increases.

Labor and Related Expenses

Labor and related expenses decreased by $18.4 million, or 19.1%, to $79.1 million during the 39 weeks ended September 27, 2020, from $96.5 for the 39 weeks ended September 29, 2019, primarily due to labor management amid a decrease in shop revenue and a decrease in expense from closed shops, partially offset by wage inflation. As a percentage of sandwich shop sales, labor and related expenses increased to 36.3% during the 39 weeks ended September 27, 2020, from 31.6% during the 39 weeks ended September 29, 2019, primarily driven by sales deleverage in certain labor related costs not directly variable with sales.

Occupancy Expenses

Occupancy expenses decreased by $0.9 million, or 2.0%, to $43.6 million during the 39 weeks ended September 27, 2020, from $44.5 million during the 39 weeks ended September 29, 2019 primarily due to a decrease in expenses related to closed shops. As a percentage of sandwich shop sales, occupancy expenses increased to 20.3% during the 39 weeks ended September 27, 2020, from 14.5% during the 39 weeks ended September 29, 2019, primarily due to sales deleverage and inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance.

Other Operating Expenses

Other operating expenses decreased by $1.4 million, or 3.6%, to $35.9 million during the 39 weeks ended September 27, 2020, from $37.2 million during the 39 weeks ended September 29, 2019. The decrease was primarily attributable to a decrease in certain items variable with sales, partially offset by higher expenses related to third-party delivery partnerships driven by increased sales in that channel. As a percentage of sandwich shop sales, other operating expenses increased to 16.7% during the 39 weeks ended September 27, 2020, from 12.2% during the 39 weeks ended September 29, 2019, primarily driven by sales deleverage in operating expense items such as utilities and other expenses not directly variable with sales.

General and Administrative Expenses

General and administrative expenses decreased by $6.6 million, or 19.1%, to $28.1 million during the 39 weeks ended September 27, 2020, from $34.7 million during the 39 weeks ended September 29, 2019. The decrease was driven primarily by a decrease in nonrecurring professional services fees, as well as a decrease in payroll costs as a result of furloughs of approximately one-third of corporate employees. As a percentage of revenues, general and administrative expenses increased to 13.0% for the 39 weeks ended September 27, 2020, from 11.3% for the 39 weeks ended September 29, 2019, primarily driven by a decrease in shop revenue, partially offset by reductions in nonrecurring professional services fees and payroll costs noted above.

Depreciation Expense

Depreciation expense decreased by $1.4 million, or 8.3%, to $15.1 million during the 39 weeks ended September 27, 2020, from $16.5 million during the 39 weeks ended September 29, 2019. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. These decreases were partially offset by existing shop capital investments in technology such as the mobile application, which increased the depreciable base. As a percentage of revenues, depreciation was 7.0% during the 39 weeks ended September 27, 2020 and was 5.4 % for the 39 weeks ended September 29, 2019.

Pre-Opening Costs

Pre-opening costs were $64 thousand during the 39 weeks ended September 27, 2020, and $26 thousand during the 39 weeks ended September 29, 2019.

Impairment, Loss on Disposal of Property and Equipment and Shop Closures

Impairment, loss on disposal of property and equipment and shop closures increased to $9.6 million during the 39 weeks ended September 27, 2020, from $5.1 million during the 39 weeks ended September 27, 2019 primarily due impairment charges resulting from the expected impact of COVID-19 on future cash flows.

After performing periodic reviews of Company shops during the third quarter of 2020, it was determined that indicators of impairment were present for certain shops. The Company performed impairment analyses related to these shops and recorded an impairment charge of $8.0 million for the excess of the carrying amount recorded on the balance sheet over the shops’ estimated fair value. The Company performs impairment analyses whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and exceeds the fair value, which involves significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on the Company’s current projections, no impairment beyond what has already been recorded has been identified.

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

The Company terminated the leases for 25 company-owned shops during the 39 weeks ended September 27, 2020, for which the shops will be permanently closed.  These terminations resulted in $2.2 million of lease termination payments which were offset by a net gain of $1.4 million from derecognizing the associated right-of-use assets and lease liabilities, for net lease exit expenses of $0.8 million.

Interest Expense, Net

Net interest expense was $730 thousand during the 39 weeks ended September 27, 2020 and $95 thousand during the 39 weeks ended September 29, 2019, primarily driven by an increase in outstanding borrowings on our revolving credit facility partially offset by interest income on tax refunds received during the third quarter.

Income Tax Expense

The Company recognized an income tax benefit of $6.7 million for the 39 weeks ended September 27, 2020 primarily due to a discrete tax benefit recorded for the carryback of NOLs and a refund of prior AMT credits allowed under the CARES Act, which resulted in a tax refund of $6.0 million. The Company expects to receive the remaining $0.7 million tax refund before the end of the year. The Company recognized a non-cash charge to income tax expense of $13.9 million for the 39 weeks ended September 29, 2019 to record a full valuation allowance against its net deferred tax assets.

Liquidity and Capital Resources

General

Historically, Potbelly’s ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents, and the Company’s credit facility. Potbelly’s primary requirements for liquidity and capital are new shop openings, existing shop capital investments, maintenance, repurchases of Company common stock, lease obligations, working capital and general corporate needs. Potbelly’s requirement for working capital is not significant since the Company’s customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, Potbelly is able to sell certain inventory items before the Company needs to pay its suppliers for such items. Company shops do not require significant inventories or receivables.

The COVID-19 pandemic’s impact on our operations and revenues has significantly affected our ability to generate cash from operations.  To preserve financial flexibility, the Company borrowed $39.8 million under its revolving credit facility in March 2020.  The Company ended the third quarter with a cash balance of $23.4 million compared to a balance of $18.8 million at December 29, 2019.   The increase in the cash balance is primarily due to net borrowings under its revolving credit facility and proceeds from the Paycheck Protection Program (“PPP”), offset by cash used.  Total liquidity (cash plus amounts available on the revolving credit facility) was $50.8 million as of September 27, 2020 compared to $45.8 million as of June 28, 2020 and March 29, 2020 and $58.8 million as of December 29, 2019.

Due to the dramatic impact of the pandemic on operations and sales, we suspended the payment of rent on the majority of our leases.  We are in discussions with our landlords regarding the restructuring of those leases in light of various contractual and legal defenses.  While we are having ongoing conversations with landlords in various markets in seeking commercially reasonable lease concessions given the current environment, we have not yet confirmed significant concessions for the remainder of the year. As of November 5, 2020, we have amended approximately 300 of the lease agreements for our shops, which include rent abatements, rent deferrals, and/or modified lease terms to reduce ongoing rent, and we have completed early terminations of leases for 27 of our shops. Future lease amendments resulting from these discussions may have a material impact on our liquidity.

The Company received $6.0 million of income tax refunds in 2020 due to the provisions of the CARES Act regarding the carryback of NOLs and the refund of prior AMT credits and expects to receive an additional $0.7 million before the end of the current year. We have elected to defer the employer-paid portion of social security taxes which is expected to defer approximately $3.0 to $4.0 million of cash payments from 2020 in to 2021 and 2022.  During the second and third quarters of 2020, $2.9 million of payroll tax expenses were deferred and are accrued within other long-term liabilities.

Cash Flows

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 39 Weeks Ended
	September 27,	September 29,
	2020	2019
Net cash provided by (used in):
Operating activities	$(7,744)	$9,863
Investing activities	(8,702)	(9,533)
Financing activities	21,047	(4,347)
Net increase (decrease) in cash	$4,601	$(4,017)

Operating Activities

Net cash used in operating activities increased to $7.7 million for the 39 weeks ended September 27, 2020, from cash provided by operating activities of $9.9 million for the 39 weeks ended September 27, 2019. The $17.6 million change in operating cash was primarily driven by an increase in loss from operations, offset by income tax refunds and the timing of payment for certain liabilities, including the deferral of rent for many of our shops.

Investing Activities

Net cash used in investing activities decreased to $8.7 million for the 39 weeks ended September 27, 2020, from $9.5 million for the 39 weeks ended September 29, 2019. The decrease was primarily due to a reduction of capital expenditures related to new shop construction.  Due to the COVID-19 pandemic, capital expenditures have been limited to essential maintenance and safety.

Financing Activities

Net cash provided by financing activities increased to $21.0 million for the 39 weeks ended September 27, 2020, from net cash used in financing activities of $4.3 million for the 39 weeks ended September 29, 2019. The $25.3 million change in financing cash was primarily driven by net borrowings under the Credit Facility of $12.4 million and net borrowings under the PPP of $10.0 million.

Revolving Credit Facility

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

On August 19, 2020, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement to permit the Company to incur indebtedness in the form of a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million pursuant to the PPP under the CARES Act and (ii) revise financial covenants for the impact of the PPP proceeds.  As of September 27, 2020, the Company had $12.4 million outstanding under the Credit Agreement.  There were no borrowings outstanding as of September 29, 2019.   The Company is currently in compliance with all debt covenants as of September 27, 2020.

Paycheck Protection Program Loan

On August 10, 2020, PSW, an indirect subsidiary of the Company, entered into a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million (the “Loan”), pursuant to the PPP under the CARES Act.  The Loan was necessary to support the ongoing operations of the Company due to the economic uncertainty resulting from the COVID-19 pandemic and lack of alternative sources of liquidity.

The Loan is scheduled to mature five years from the date on which the PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act.  The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act.  The Company intends to use all of the PPP proceeds towards qualifying expenses and pursue forgiveness of the Loan amount, but it is not able to determine the likelihood or the amount of forgiveness that will be obtained.

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

For the 13 and 39 weeks ended September 27, 2020, the Company did not repurchase any shares of its common stock.  In light of the COVID-19 pandemic, the Company does not have plans to repurchase any common stock under its stock repurchase program at this time.

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

Off-Balance Sheet Arrangements

As of September 27, 2020, the Company does not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 27, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter ended September 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 10 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. In light of the rapidly evolving COVID-19 pandemic, the Company filed Current Reports on Form 8-K on March 20, 2020 and May 8, 2020 for the purpose of supplementing the risk factors disclosed in Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended September 27, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
June 29, 2020 - July 26, 2020	—	$—	—	$37.9
July 27, 2020 - August 23, 2020	—	—	—	$37.9
August 24, 2020 - September 27, 2020	(122)	$4.17	—	$37.9
Total:	(122)		—

(1)	Average price paid per share excludes commissions.
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

10.1

Promissory Note, effective as of August 7, 2020, between Potbelly Sandwich Works, LLC and Harvest Small Business Finance, LLC (filed as Exhibit 10.1 to Form 8-K filed on August 14, 2020 and incorporated by reference).

10.2

Amendment No. 3, dated August 19, 2020, to Second Amended and Restated Credit Agreement, dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to Form 8-K filed on August 21, 2020 and incorporated by reference).

10.3†	Executive Employment Agreement dated July 20, 2020, between Potbelly Corporation and Robert D. Wright (filed as Exhibit 10.1 to Form 8-K filed on July 20, 2020 and incorporated by reference).

10.4†	Executive Employment Agreement dated August 5, 2020, between Potbelly Corporation and Adam Noyes (filed as Exhibit 10.1 to Form 8-K filed on September 1, 2020 and incorporated by reference).

10.5†	Restricted Stock Unit Inducement Award Agreement effective as of August 5, 2020, between Potbelly Corporation and Robert D. Wright.

10.6†	Restricted Stock Unit Inducement Award Agreement effective as of August 28, 2020, between Potbelly Corporation and Adam Noyes.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTBELLY CORPORATION

Date: November 5, 2020	By:	/s/ Steven Cirulis
Steven Cirulis
Chief Financial Officer
(Principal Financial Officer)