Form 10-K
period 2020-12-27
POTBELLY CORP
filed 2021-03-12
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30th, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $55.9 million, based on the closing price of the registrant’s common stock on such date as reported on the Nasdaq Global Select Market. For the purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 24, 2021, 27,951,077 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Item 1A, which include, but are not limited to, the following:

•	the potential future impact of COVID-19 on our business and results of operations;

•	competition in the restaurant industry, which is highly competitive and includes many larger, more well-established companies;

•	risks of food safety and food-borne illnesses and other health concerns about our food;

•	changes in economic conditions, including the effects of consumer confidence and discretionary spending;

•	our ability to successfully implement our business strategy;

•	our reliance on a limited number of suppliers for our major products and on a distribution network with a limited number of distribution partners for the majority of our national distribution program;

•	the success of our initiatives to increase sales and traffic, including menu optimization, off-premises sales options and increased marketing and brand awareness programs;

•	the future cost and availability of credit, and the liquidity or operations of our suppliers and other service providers;

•

fluctuation in price and availability of commodities, including but not limited to items such as beef, poultry, grains, dairy and produce and energy supplies, where prices could increase or decrease more than we expect;

•	our ability to successfully identify, open and operate new shops (which is dependent upon various factors such as the availability of attractive sites for new shops);

•	our ability to negotiate suitable lease terms, terminate on acceptable terms or sublease or assign leases for underperforming shops;

•	our ability to obtain all required governmental permits including zoning approvals on a timely basis;

•	our ability to control construction and development costs and obtain capital to fund such costs;

•	our ability to recruit, train and retain qualified operating personnel;

•	changes in consumer tastes and lack of acceptance or awareness of our brand in existing or new markets;

•	failure of our marketing efforts to attract and retain customers;

•	damage to our reputation caused by, for example, any perceived reduction in the quality of our food, service or staff or an adverse change in our culture;

•	local, regional, national and international economic and political conditions;

•	the seasonality of our business;

•	demographic trends;

•	traffic patterns and our ability to effectively respond in a timely manner to changes in traffic patterns;

•	the cost of advertising and media;

•	inflation or deflation, unemployment rates, interest rates, and increases in various costs, such as real estate and insurance costs;

•	adverse weather conditions, local strikes, natural disasters and other disasters, especially in local or regional areas in which our shops are concentrated;

•	our ability to grow our digital business;

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

The Neighborhood Sandwich Shop

Potbelly Corporation is a sandwich concept that has been feeding customers’ smiles with warm, toasty sandwiches, signature salads, hand-dipped shakes and other fresh menu items, customized just the way customers want them, for more than 40 years. Potbelly promises Fresh, Fast & Friendly service in an environment that reflects the local neighborhood. Our employees are trained to engage with our customers in a genuine way to provide a personalized experience. We believe the combination of our great food, people and atmosphere allows Potbelly to help people love lunch and creates a devoted base of Potbelly fans.

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

As of December 27, 2020, we had 446 shops in 32 states and the District of Columbia. Of these, the company operated 400 shops and franchisees operated 46 shops. In 2020, Potbelly’s total shop base reduced by 5.9% compared to the prior year. Potbelly generated shop-level (loss) profit margin of (1.4)%, 15.0%, and 16.7% in 2020, 2019, and 2018, respectively. Shop-level profit (loss) margin measures net shop sales less shop operating expenses as a percentage of net shop sales). Shop-level profit (loss) in 2020 was significantly impacted by the COVID-19 global pandemic which is discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Shop-level profit (loss) margin is not required by, nor presented in accordance with U.S. generally accepted accounting principles (“GAAP”). See “Selected Financial Data” in Item 6 for a discussion of shop-level profit margin and a reconciliation of the differences between shop-level profit and income (loss) from operations, as well as a calculation of shop-level profit margin.

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

Our Business Strategy

As we close out 2020 and look to 2021, we have shifted from being reactive and focused on protecting the brand, to being proactive and more deliberate in our efforts to drive profitable growth in our existing business. Our new “Traffic-Driven Profitability” 5-pillar strategic plan includes a prioritized set of low-cost strategic investments that we believe will deliver strong returns. The 5 pillars are:

•	Craveable Quality Food at a Great Value
•	People Creating Good Vibes
•	Customer Experiences that Drive Traffic Growth
•	Digitally Driven Awareness, Connection and Traffic
•	Franchise Focused Development

These initiatives include improvements to our overall customer experience, an updated menu and further enhanced Potbelly Perks program. They also include improvements to drive a better digital customer experience, payment technology and loyalty programs.

Lastly, we are prioritizing low-cost, high-return traffic driving opportunities, as well as numerous initiatives that are focused on expanding shop level margins. While we cannot provide assurances that we will achieve and maintain these objectives, we consider each of them to be a core strategy of our business.

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

Shop Development. Our company-operated shops are successful in diverse markets in 21 states and the District of Columbia. We evaluate a number of metrics to assess the optimal sites for our new shops, including neighborhood daytime population, site visibility, traffic and accessibility, along with an on-the-ground qualitative assessment of the characteristics of each unique trade area. This location-specific approach to development allows us to leverage our versatile shop format, which does not have standardized requirements with respect to size, shape or location, to achieve strong returns across a wide range of real estate settings. See “—Site Selection and Expansion—Shop Design” for more information about our shop requirements.

Marketing. We believe that our brand position, “Potbelly is the sandwich shop with the craveable quality and good vibes of a first-class dive” reflects our brand strength and competitive advantage and has broad appeal across a wide range of market types and geographies. We learn from the formal customer feedback we solicit, and from managers and employees who interact with customers in our shops, that many customers in new markets report positive recommendations from friends and family members who live in regions with established Potbelly shops. We believe that our positive brand perception helps drive interest in our shops in both existing and new markets. We enhance this with our social and digital interactions and complement our distinctive in-shop experience with online access, allowing customers to order ahead through both our website and Potbelly app, including catering, delivery or in-shop pick up.

Franchising. In 2010, we initiated a program to franchise shops in selected markets in the U.S. As of December 27, 2020, we had franchise shops in Alaska, California, Florida, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Mississippi, Nebraska, North Carolina, North Dakota, South Dakota, Tennessee, Texas, and Virginia. As we further develop our franchise program, we intend to expand the number of franchise shops on a disciplined basis. We focus on markets we believe have appropriate characteristics for our franchise shops and on franchisees that are compatible with the Potbelly culture. As of December 27, 2020, our franchisees operated 46 shops. See “—Franchising” for more information about our franchise programs. Although we do not expect franchise activities to result in significant revenue in the near term, we see the expansion of our franchising efforts to be a valuable potential growth opportunity over time.

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

Overall, we believe our menu of high quality food at reasonable prices offers considerable value to our customers. In fiscal 2020, our system-wide average check was approximately $9.09.

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

Potbelly Operations

Our operations are structured around the elements of People, Customers, Sales and Profits. During our peak hours of 11:30 a.m. to 1:30 p.m., our employees greet our customers and take their orders (in some shops, we take their orders while they wait in line by using a proprietary tablet system to communicate with our preparation employees). We focus on effective communication, technology and management to provide a quick and seamless experience for our customers. In addition, each shop completes quarterly tactical plans designed to help the shop achieve its targets relative to each element. In order to better assess and improve the Potbelly experience, we track metrics such as sales and profitability, employee turnover and customer satisfaction. We review overall scores locally, regionally and nationally in order to assess our operational progress and identify areas of operational focus. Attaining sales and profit budgets and meeting Customer & People targets allows a shop to be eligible for quarterly incentive targets.

Human Capital Resources

As of December 27, 2020, we employed approximately 5,500 persons, of which approximately 100 are corporate personnel, 500 are shop management personnel and the remainder are hourly shop personnel.

Potbelly actively creates and promotes an environment that is inclusive of all people and their unique abilities, strengths and differences. We respect and embrace diversity in each other, our customers, suppliers and all others with whom we interact as an essential component in the way we do business. We look to attract, hire and retain smart, talented and outgoing people who share and demonstrate our values. We value friendly employees who engage with our customers in a genuine way to provide a personalized experience. We believe we make expectations and accountabilities clear through our culture training and our Employee Handbook, including the Ethics Code of Conduct, which summarizes company information, policies and employee conduct guidelines and is required to be reviewed and signed by every employee upon hire and repeated annually.

The Potbelly Advantage, outlined in our Employee Handbook, defines the Culture of our company and our employees. It is the recipe that motivates and inspires us to be the best at what we do.

Our Vision – Your moment of escape, thanks to our relaxing shop, friendly faces and toasty sandwiches.

Our Mission – Help people love lunch again.

Our Values are expressed by How We Lead and How We Behave.

•	How We Lead
o	Build and Inspire Teams: Select great talent, capture their hearts and minds, empower them to flourish
o	Embrace Change: Continually evolve and innovate
o	Create Potbelly “Fans”: Deliver the Potbelly Experience that creates customer love and loyalty
o	Deliver Results: Use tools and best practices to drive consistently excellent results

•	How We Behave
o	Teamwork: Respect diverse backgrounds and points of view, work together to support the success of the team
o	Accountability: Own it – by meeting commitments, making priorities and expectations clear and providing feedback
o	Positive Energy: Be passionate about our jobs and create a fun, friendly and caring environment
o	Coaching: Increase the competence, confidence and capabilities of others
o	Food Loving: We love great food, made right
o	Integrity: Act with dignity, honesty and respect

Our culture helps us to attract and retain employees and has contributed to our better than industry average turnover rate of 82.5% for the year ended December 27, 2020. Employees are further encouraged to perform at their personal best through an ongoing scorecard measuring system that is tied directly to a pay for performance compensation program. We believe our sustainable process to hire, train and develop our people enables us to deliver a positive customer experience. A typical Potbelly shop consists of one manager, and as many as 5 to 14 employees during our peak hours.

Many of our managers live in the neighborhood in which their shop is located. We believe this allows them to get to know their customers, understand the unique character of each neighborhood and form deep roots within the community. The shop manager has primary responsibility for the day-to-day operation of the shop and is required to abide by Potbelly’s operating standards. Our Management Training Program provides new managers with six to eight weeks of training that emphasizes culture, standards, strategy and procedures to prepare them for success, and is followed by on-going, in-shop coaching with their District or Regional manager. Our shop managers report to District Managers who typically report to a Regional Director, and ultimately to our Chief Operations Officer. In addition, members of senior management visit shops regularly to help ensure that our culture, strategy and quality standards are being adhered to in all aspects of our operations.

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

At Potbelly, we believe rewards and recognition play an important role in retaining our employees. Our approach to reward talent is through a combination of competitive compensation and benefits. To foster a sense of ownership and align the interest of our team members with shareholders, stock options, restricted stock units and performance-based units are provided to eligible team members under our 2019 Long-Term Incentive Plan. Additionally, certain employees are eligible for performance-based cash incentive plans. These incentive plans reward individuals based on the achievement of predetermined company targets.

Potbelly is committed to providing our employees with a benefits program that is both comprehensive and competitive. Our benefits program offers health care, dental and vision coverage, as well as financial security to our employees and their families. Potbelly provides an employee meal benefit program. Our Recognition Handbook outlines our programs that recognize employees’ contributions to the overall objectives and efficient operations of the Potbelly Nation.

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

Restaurant Portfolio

As of December 27, 2020, we had 446 shops in 32 states and the District of Columbia. Of these, the company operates 400 shops and franchisees operate 46 shops.

In 2020, 2019, and 2018, we opened 5, 2, and 10, new company-operated shops, respectively, and expanded Boston, Chicago, and District of Colombia. In the near term we will continue to close underperforming shops and limit our rate of company-operated shop growth. In 2021, we do not expect to open any new company-operated shops.

With an average new shop investment of approximately $600,000 and average unit volumes of approximately $1 million, which represent the average net sandwich shop sales for all shops on an annual basis (excluding periods when sales were adversely impacted by COVID-19), we strive to generate average shop-level profit margins, a non-GAAP measure, that range from the high teens to above 20%. However, we cannot provide any assurances that we will achieve and maintain similar profit margins or cash returns in the future.

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

Shop Design

We strive to create a unique customer experience that delivers a neighborhood feel for each shop. We typically design the interior of our shops in-house, utilizing outside architects when necessary. Our design team sources most furnishings and decorations for our shops. Each of our shops features vintage décor and shared design elements, such as the use of wood, wallpaper motifs and our signature Potbelly stove. Consistent with The Potbelly Advantage, our shops display locally-themed photos and other decorative items inspired by the neighborhood. Our shop size averages approximately 2,400 square feet; however, we currently target shop sizes between 1,800 and 2,500 square feet for new openings. The dining area of a typical shop can seat anywhere from 40 to 60 people. Some of our shops incorporate larger dining areas and outdoor patios. We believe the unique atmosphere creates a lively place where friends and family can get together, encourages repeat visits by our customers and drives increased sales. In response to COVID-19, we focused on improving our delivery and customer pickup experience.

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

Franchising

We look for franchisees who love working with a team and have solid business experience, financial qualifications and personal motivation. Our franchise arrangements grant third parties a license to establish and operate a shop using our systems and our trademarks. The franchisee pays us for the ideas, strategy, marketing, operating system, training, purchasing power and brand recognition. All new U.S. franchisees participate in an eight to twelve-week training program consisting of real life experience in our company-operated shops. Franchised shops must be operated in compliance with our methods, standards and specifications, regarding menu items, ingredients, materials, supplies, services, fixtures, furnishings, décor and signs. Although we do not expect franchise activities to result in significant revenue in the near term, we see the expansion of our franchising efforts to be a valuable potential growth opportunity over time.

Advertising and Marketing

We believe our shops appeal to a broad base of loyal customers for our great food and fun environment staffed by friendly people. Under our current strategy we have devoted more resources to marketing, utilizing marketing and advertising tactics to promote the Potbelly brand and, among other things, generate awareness of shop locations, promotions and brand differentiation.

Advertising

We promote our shops through media in markets in which we have scale. The uses of digital and outdoor media are the most common advertising vehicles we use in these markets. Additionally, we rely on in-shop materials to communicate and market to our customers.

Digital Marketing

We have increased our use of digital marketing tools, which enable us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We believe that our customers will use social media to make dining decisions or to share dining experiences, therefore we advertise on Facebook, Instagram, Twitter and several other social media websites. We also leverage our Potbelly App to communicate with our customers and personalize offers for them. These platforms allow them to transact with us digitally by ordering ahead, paying with their phone and earning tasty treats.

Potbelly Perks

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

Sourcing and Supply Chain

Our supply chain team sources, negotiates and purchases food supplies for our shops. We believe in using safe, high quality ingredients while maintaining our value position in the marketplace. We benchmark our products against the competition using consumer panels. We contract with Distribution Market Advantage, Inc., or DMA, a cooperative of multiple food distributors located throughout the nation. DMA is a broker through which we negotiate and gain access to third-party food distributors and suppliers. For fiscal year 2020, distributors through our DMA arrangement supplied us with approximately 87% of our food supplies through six primary distributors: Reinhart FoodService, L.L.C., Ben E. Keith Company, Harbor Foodservice, Shamrock Foods, Gordon Food Service and Nicholas & Co. Our remaining food supplies are distributed by other distributors under separate contracts. Our distributors deliver inventory to our shops approximately two to three times per week.

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

Currently we have pricing arrangements of varying lengths with our distributors and suppliers, including distributors and suppliers of meats, dairy, bread, cookie dough and other products. Meats represent about 27% of our product purchasing composition. In fiscal year 2020, more than 95% of our meat products were sourced from 10 suppliers under non-exclusive contracts. We have a non-exclusive contract with Campagna-Turano Bakery, Inc. for our signature multigrain bread. Campagna-Turano Bakery, Inc. produces bread items in a primary and secondary production facility. We have secondary suppliers in place for many of our significant meats, and we believe we would be able to source our meat and bread requirements from different suppliers if doing so became necessary. However, changes in the price or availability of certain products may affect the profitability of certain items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.

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

Management Information Systems

Shop-level financial and accounting controls are handled through a point-of-sale and back-office system (“POS”) networked into a centralized data center. The POS system is used to process credit card sales transactions and manage the business, controlling costs such as inventory and labor. Our company-operated shops report all transaction data into our corporate data warehouse where business information is provided to corporate employees to aid in collaboration, communication, and training between shops and the corporate office. We believe our systems currently comply with all credit card industry security standards for processing of credit and gift cards.

Competition

We compete in the restaurant industry, primarily in the limited-service restaurant segment but also with restaurants in the full-service restaurant segment, and face significant competition from a wide variety of restaurants, convenience stores and other outlets on a national, regional and local level. We also face growing competition from meal delivery kit services. We believe that we compete primarily based on product quality, restaurant concept, service, convenience, value perception and price. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings and open new units. We compete with limited-service restaurants, specialty restaurants and other retail concepts for prime shop locations. In recent years, competition has increased from food delivery services, which offer meals from a wide variety of restaurants, particularly during COVID-19.

Government Regulation

We and our franchisees are subject to various federal, state, and local laws affecting our business. Each of our shops is subject to licensing and regulation by a number of governmental authorities, which may include, among others, health and safety, nutritional menu labeling, health care, environmental and fire agencies in the state, or municipality in which the shop is located. Difficulty in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of a new shop in a particular area. Additionally, difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing shops.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has adversely affected and could continue to adversely affect our business and results of operations.

The COVID-19 pandemic and related government restrictions imposed by federal, state and local governments have and may continue to impact customer traffic at our shops, may make it more difficult to staff our shops and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or cause closures of our affected shops, possibly for prolonged periods of time. While some of our shops remained fully operational, the majority were temporarily only open for delivery, pick-up, take-out or drive-thru services for extended periods, as we were required to close or reduce service hours or access to many of our shops to comply with government restrictions. We have also implemented temporary closures, modified hours or reductions in on-site staff, resulting in cancelled shifts for some of our employees. COVID-19 has also adversely affect our ability to implement our business strategy, including our ability to build in both new and existing markets, increase brand awareness and expand our franchising efforts. These changes and any additional changes may materially adversely affect our business or results of operations, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time.

In addition, our operations could be disrupted if any of our employees or employees of our franchisees were suspected of having COVID-19 since this could require us or our franchisees to quarantine some or all such employees or close and disinfect our shop facilities. If a significant percentage of our workforce or the workforce of our franchisees are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.

Furthermore, the risk of contracting COVID-19 has caused employees and guests to avoid gathering in public places, which has had, and could further have, adverse effects on our shop guest traffic or the ability to adequately staff shops, in addition to the measures we have already taken with respect to moving certain of our shops to delivery, pick-up or drive-thru only service. We would also be adversely affected if government authorities impose additional restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Currently, several states and municipalities in the U.S. where we operate have temporarily restricted the operation of restaurants in light of COVID-19. Any future additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business. Such perceived risk of infection or health risk may adversely affect our business, liquidity, financial condition and results of operations.

Additionally, our results of operations are materially affected by conditions in the credit and financial markets and the economy generally. Global credit and financial markets have experienced extreme volatility and disruptions as a result of the COVID-19 pandemic including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur or be sustained as a result of the COVID-19 pandemic. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure by us to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price.

The full extent to which the COVID-19 pandemic impacts our business, markets, supply chain, customers and workforce will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to treat or contain it or to otherwise limit its impact, among others.

Risks Related to the Nature of our Business and Operating in the Restaurant Industry

We face significant competition for customers and our inability to compete effectively may affect our traffic, sales and shop-level profit margins, which could adversely affect our business, financial condition and results of operations.

The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to food safety and quality, ambience, service, price and value and location. We compete in the restaurant industry with national, regional and locally-owned limited-service restaurants and full-service restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well established in markets in which we have existing shops or intend to locate new shops. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we have shops. Any inability to successfully compete with the restaurants in our markets will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenues and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Further, we face growing competition from the supermarket industry, with the improvement of their “convenient meals” in the deli section, and from limited-service and fast casual restaurants, as a result of higher-quality food and beverage offerings by those restaurants. Meal kit delivery companies and other eat-at-home options also present some degree of competition for our shops. In addition, some of our competitors have in the past implemented programs which provide price discounts on certain menu offerings, and they may continue to do so in the future. If we are unable to continue to compete effectively, our traffic, sales and shop-level profit margins could decline, and our business, financial condition and results of operations would be adversely affected.

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

Furthermore, our reliance on external food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single shop. We cannot assure that all food items are properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled or contaminated and should not be used in our shops. If our customers become ill from food-borne illnesses, we could be forced to temporarily close some shops. Furthermore, any instances of food contamination, whether or not at our shops, could subject us or our suppliers to a food advisory, recall or withdrawal pursuant to the Food Safety Modernization Act.

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

Risks Related to Labor and Supply Chain

Increased commodity, energy and other costs could decrease our shop-level profit margins or cause us to limit or otherwise modify our menus, which could adversely affect our business.

Our profitability depends in part on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu options. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and shop-level profit margins. We enter into certain forward pricing arrangements with our suppliers from time to time, which may result in fixed or formula-based pricing with respect to certain food products. See “Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk” in Item 7A. However, these arrangements generally are relatively short in duration and may provide only limited protection from price changes, and the extent to which we use these arrangements varies substantially from time to time. In addition, the use of these arrangements may limit our ability to benefit from favorable price movements.

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

We have a limited number of suppliers for our major products, such as bread. In 2020, we purchased almost all of our bread from one supplier, Campagna-Turano Bakery, Inc., and more than 95% of our meat products from ten suppliers. In addition, we contract with a distribution network with a limited number of distribution partners located throughout the nation to provide the majority of our food distribution services in the U.S. Through our arrangement, our food supplies are largely distributed through six primary distributors. Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs. See “Business-Sourcing and Supply Chain” in Item 1.

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

Risks Related to Information Technology Systems, Cybersecurity and Data Privacy

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our shops. In addition, we are increasingly relying on cloud computing and other technologies that result in third parties holding customer information on our behalf. Our operations depend upon our and our third-party vendors’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. In addition, an increasing number of transactions are processed through our mobile application. Disruptions, failures or other performance issues with such customer facing technology systems could impair the benefits such systems provide to our business and negatively impact our relationship with our customers.

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

Our inability or failure to execute on a comprehensive business continuity plan at our restaurant support centers following a disaster or force majeure event could have a material adverse impact on our business.

Many of our corporate systems and processes and corporate support for our restaurant operations are centralized at one location. We have disaster recovery procedures and business continuity plans in place to address crisis-level events, including hurricanes and other natural disasters, and back up and off-site locations for recovery of electronic and other forms of data and information, and the COVID-19 pandemic has provided a limited test of our ability to manage our business remotely. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims. In addition, these threats are constantly evolving, which increases the difficulty of accurately and timely predicting, planning for and protecting against the threat. As a result, our disaster recovery procedures and business continuity plans may not adequately address all threats we face or protect us from loss.

Legal and Regulatory Risks

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

Risks Related to our Growth and Business Strategy

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

Risks Related to our Indebtedness

Limitations in our Revolving Credit Facility may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with our financial covenants, our liquidity and results of operations could be harmed.

At December 27, 2020 we had $6.3 million outstanding under our Revolving Credit Facility. Our Revolving Credit Facility places certain conditions on us, including that it:

•	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
•	makes us more vulnerable to increases in interest rates, as borrowings under our Revolving Credit Facility are at variable rates;
•	limits our ability to obtain additional financing in the future for working capital or other purposes; and
•	could place us at a competitive disadvantage compared to our competitors.

Our Revolving Credit Facility places certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in our Revolving Credit Facility, we may incur substantial additional indebtedness under that facility and may incur obligations that do not constitute indebtedness under that facility. The Revolving Credit Facility also places certain limitations on, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure and to guarantee certain indebtedness. The Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions. These restrictions limit or prohibit, among other things, our ability to:

•	pay dividends on, redeem or repurchase our stock or make other distributions;
•	incur or guarantee additional indebtedness;
•	create or incur liens;
•	make acquisitions or investments;
•	transfer or sell certain assets or merge or consolidate with or into other companies;
•	enter into swap agreements;
•	enter into certain sale and leaseback transactions; and
•	enter into certain transactions with our affiliates.

Failure to comply with certain covenants or the occurrence of a change of control under our Revolving Credit Facility could result in the acceleration of our obligations under the Revolving Credit Facility, which would harm our business, liquidity, capital resources and results of operations.

Our Revolving Credit Facility also requires us to comply with certain financial covenants including a minimum EBITDA amount for specified periods and a minimum liquidity requirement on the last day of each month. Changes with respect to these financial covenants may increase our interest rate and failure to comply with these covenants could result in a default and an acceleration of our obligations under the Revolving Credit Facility, which would harm our business, liquidity, capital resources and results of operations.

We may be unable to obtain debt or other financing on favorable terms or at all.

There are inherent risks in our ability to borrow. Our lenders may be unable to lend to us or tighten their lending standards, which could make it more difficult for us to increase the available commitment under our Revolving Credit Facility, refinance our existing indebtedness or to obtain other financing on favorable terms or at all. Our business, financial condition and results of operations would be harmed if we were unable to draw funds under our Revolving Credit Facility because of a lender default or to obtain other cost-effective financing. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, failures of significant financial institutions or other events could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged, which could harm our business, liquidity, capital resources and results of operations. Such measures could include deferring capital expenditures (including the opening of new restaurants) and reducing or eliminating other discretionary uses of cash.

Our financing costs may be adversely affected by changes in LIBOR.

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intention to phase out LIBOR by the end of 2021. We use LIBOR as a reference rate in our Revolving Credit Facility to calculate interest due to our lender. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases or volatility in risk-free benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations and financial condition.

General Risk Factors

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

Our financial performance is highly dependent on shops located in Illinois, Texas, Michigan, Maryland, Washington, D.C. and Virginia, which comprised approximately 69% of our total domestic shops as of December 27, 2020. Shops located in the Chicago metropolitan area comprised approximately 29% of our total domestic shops as of such date. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our shops in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters.

In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could negatively impact our results of operations. Temporary or prolonged shop closures may occur, and customer traffic may decline due to the actual or perceived effects of future weather-related events.

We are subject to risks associated with leasing property subject to long-term non-cancelable leases, and the costs of exiting leases at shops we have closed or may close in the future may be greater than we estimate.

We do not own any real property and all of our company-owned shops are located in leased premises. The leases for our shop locations generally have initial terms of ten years and typically provide for two renewal options in five-year increments as well as for rent escalations. Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If we close a shop, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close shops in desirable locations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Fiscal year 2020 (52 Weeks) Compared to Fiscal year 2019 (52 Weeks)-Revenues” in Item 7.

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

We believe we have built our reputation on the high quality of our food, service and staff, as well as on our unique culture and the ambience in our shops, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand could significantly reduce its value and damage our business. For example, our brand value could suffer, and our business could be adversely affected if customers perceive a reduction in the quality of our food, service or staff, or an adverse change in our culture or ambience, or otherwise believe we have failed to deliver a consistently positive experience.

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

Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the U.S., and our operations, plans and results are affected by various tax initiatives in the U.S. In particular, we are affected by the impact of changes to tax laws or policy or related authoritative interpretations. We are also impacted by settlements of pending or any future adjustments proposed by taxing and governmental authorities inside the U.S. in connection with our tax audits, all of which will depend on their timing, nature and scope. Any significant increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. As of December 27, 2020, we had the following number of company-operated shops located in the following areas:

Location	Number of Shops	Location	Number of Shops
Illinois	111	Washington	10
Texas	62	Indiana	9
Maryland	30	Massachusetts	6
Michigan	30	Oregon	5
District of Columbia	22	Kansas	4
Virginia	21	Kentucky	1
Minnesota	20	Missouri	1
Ohio	16	New Jersey	1
Wisconsin	14	Oklahoma	1
New York	13	Pennsylvania	1
Colorado	11	Utah	1
Arizona	10	Total	400

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

As of December 27, 2020, we occupied approximately 32,000 square feet of office space in Chicago, Illinois under an 11-year lease for our corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings, claims and liabilities, such as employment-related claims and personal injury cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions should not have a material adverse impact on the Company’s financial position or results of operations and cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is listed on the NASDAQ under the symbol “PBPB”.

As of February 24, 2021, there were 51 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Purchases of Equity Securities by the Issuer

There were no purchases of Company common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended December 27, 2020.

Performance Graph

The following graph and accompanying table show the cumulative total return to stockholders of Potbelly Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, S&P 600 SmallCap Index and S&P 600 Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from December 27, 2015 to December 27, 2020. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth Potbelly’s selected consolidated financial and other data as of the dates and for the periods indicated. The Company derived the statements of operations and cash flow data presented below for the fiscal years ended December 27, 2020, December 29, 2019 and December 30, 2018 and the balance sheet data presented below as of December 27, 2020 and December 29, 2019 from the Company’s consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The statements of operations and cash flow data for the fiscal years ended December 31, 2017 and December 25, 2016 and the balance sheet data as of December 30, 2018, December 31, 2017 and December 25, 2016 have been derived from the Company’s consolidated financial statements not included in this Annual Report on Form 10-K. The Company’s historical results are not necessarily indicative of Potbelly’s results in any future period.

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. The Company’s fiscal year ends on the last Sunday of each calendar year. Fiscal year 2017 was a 53-week year and fiscal years 2020, 2019, 2018 and 2016 were 52-week years. The first three quarters of our fiscal year consist of 13 weeks, and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

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

	Fiscal Year Ended
	December 27,	December 29,	December 30,	December 31,	December 25,
	2020	2019	2018	2017	2016
Statement of Operations Data:	($ in thousands)
Total revenues	$291,281	$409,707	$422,638	$428,111	$407,131

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	82,154	108,326	111,083	113,426	111,026
Labor and related expenses	105,241	128,403	127,962	126,337	117,838
Occupancy expenses	56,882	58,977	59,789	58,562	52,444
Other operating expenses	49,054	50,178	50,363	49,209	43,738
General and administrative expenses	35,009	44,831	44,826	43,720	40,287
Depreciation expense	19,830	22,103	23,142	25,680	22,734
Pre-opening costs	229	35	472	1,441	1,786
Impairment, loss on disposal of property and equipment and shop closures	12,346	6,050	15,603	11,659	4,265
Restructuring costs	1,668	—	—	—	—
Total expenses	362,413	418,903	433,240	430,034	394,118
Income (loss) from operations	(71,132)	(9,196)	(10,602)	(1,923)	13,013

Interest expense	1,076	199	142	124	134
Income (loss) before income taxes	(72,208)	(9,395)	(10,744)	(2,047)	12,879
Income tax expense (benefit) (1)	(6,536)	14,190	(2,195)	4,643	4,443
Net income (loss)	(65,672)	(23,585)	(8,549)	(6,690)	8,436
Net income attributable to non-controlling interests (2)	(281)	407	329	266	224
Net income (loss) attributable to Potbelly Corporation	(65,391)	(23,992)	(8,878)	(6,956)	8,212

Net income (loss) attributable to common stockholders	$(65,391)	$(23,992)	$(8,878)	$(6,956)	$8,212

	Fiscal Year Ended
	December 27,	December 29,	December 30,	December 31,	December 25,
	2020	2019	2018	2017	2016
	($ in thousands, except per share data)
Net income (loss) per common share attributable to common stockholders (3):
Basic	$(2.74)	$(1.01)	$(0.35)	$(0.28)	$0.32
Diluted	$(2.74)	$(1.01)	$(0.35)	$(0.28)	$0.31
Weighted average shares outstanding:
Basic	23,899	23,850	25,173	25,045	25,624
Diluted	23,899	23,850	25,173	25,045	26,231

Cash Flows Data:
Net cash provided by (used in):
Operating activities	(11,609)	18,168	30,988	41,819	45,969
Investing activities	(10,920)	(14,365)	(21,395)	(34,684)	(37,820)
Financing activities	14,849	(4,772)	(15,348)	(4,984)	(16,776)

Selected Other Data:
Total company-operated shops (end of period)	400	428	437	437	411
Change in company-operated comparable store sales	(24.7)%	(3.0)%	(1.4)%	(3.8)%	1.4%
Operating income (loss) margin (4)	(24.6)%	(2.2)%	(2.5)%	(0.4)%	3.2%
Shop-level profit margin (5)	(1.4)%	15.0%	16.7%	18.2%	19.7%
Capital expenditures	10,920	14,365	21,395	34,684	36,712
Adjusted EBITDA (6)	(32,686)	25,501	34,990	41,693	44,145
Adjusted EBITDA margin (6)	(11.3)%	6.2%	8.3%	9.7%	10.8%

	December 27,	December 29,	December 30,	December 31,	December 25,
	2020	2019	2018	2017	2016
	($ in thousands)
Balance Sheet Data:
Total current assets	$23,308	$32,223	$39,420	$45,203	$38,551
Total assets	283,357	332,879	153,215	170,730	175,445
Total current liabilities	65,606	53,774	29,026	27,352	27,815
Total liabilities	277,862	263,710	57,682	53,492	51,209
Total equity	5,495	69,169	95,533	117,238	124,236

(1)

During fiscal year 2020, the Company recognized an income tax benefit of $6.7 million due to the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). During fiscal year 2019, the Company recorded a non-cash charge to income tax expense of $13.6 million related to the recognition of a full valuation allowance against its deferred tax assets. During fiscal year 2017, the Company recognized additional tax expense of $3.8 million due to the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). See Note 7 to the Consolidated Financial Statements for additional information related to these items.

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
(5)

Shop-level profit is not required by, or presented in accordance with, GAAP, and is defined as income (loss) from operations less franchise royalties and fees, general and administrative expenses, depreciation expense, pre-opening costs and impairment, loss on disposal of property and equipment and shop closures. Shop-level profit is a supplemental measure of operating performance of the Company’s shops and the calculation thereof may not be comparable to that reported by other companies. Shop-level profit margin represents shop-level profit expressed as a percentage of net company-operated sandwich shop sales. Shop-level profit and shop-level profit margin have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of Potbelly’s results as reported under GAAP. Management believes shop-level profit margin is an important tool for investors because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses shop-level profit margin as a key metric to evaluate the profitability of incremental sales at the Company’s shops, to evaluate our shop performance across periods and to evaluate our shop financial performance compared with our competitors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of shop-level profit margin and other key performance indicators. A reconciliation of shop-level profit to income (loss) from operations and a calculation of shop-level profit margin is provided below:

	Fiscal Year Ended
	December 27,	December 29,	December 30,	December 31,	December 25,
	2020	2019	2018	2017	2016
	($ in thousands)
Income (loss) from operations	$(71,132)	$(9,196)	$(10,602)	$(1,923)	$13,013
Less: Franchise royalties and fees	1,944	3,019	3,212	3,179	2,257
General and administrative expenses	35,009	44,831	44,826	43,720	40,287
Depreciation expense	19,830	22,103	23,142	25,680	22,734
Pre-opening costs	229	35	472	1,441	1,786
Impairment, loss on disposal of property and equipment and shop closures	12,346	6,050	15,603	11,659	4,265
Restructuring costs	1,668	—	—	—	0
Shop-level profit [Y]	$(3,993)	$60,804	$70,229	$77,398	$79,828
Total revenues	$291,281	$409,707	$422,638	$428,111	$407,131
Less: Franchise royalties and fees	1,944	3,019	3,212	3,179	2,257
Sandwich shop sales, net [X]	$289,337	$406,688	$419,426	$424,932	$404,874
Shop-level profit margin [Y÷X]	(1.4)%	15.0%	16.7%	18.2%	19.7%

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

	Fiscal Year Ended
	December 27,	December 29,	December 30,	December 31,	December 25,
	2020	2019	2018	2017	2016
	($ in thousands)
Net income (loss) attributable to Potbelly Corporation	$(65,391)	$(23,992)	$(8,878)	$(6,956)	$8,212
Depreciation expense	19,830	22,103	23,142	25,680	22,734
Interest expense	1,076	199	142	124	134
Income tax expense (benefit)	(6,536)	14,190	(2,195)	4,643	4,443
EBITDA	$(51,021)	$12,500	$12,211	$23,491	$35,523
Impairment, loss on disposal of property and equipment, and shop closures (a)	12,346	6,050	15,603	11,659	4,265
Stock-based compensation	2,515	2,335	2,882	3,848	3,057
Nonrecurring professional services (b)	—	3,070	—	—	—
CEO transition costs (c)	769	—	1,564	2,695	—
Proxy related costs(d)	1,039	(127)	810	—	—
Legal settlements(e)	—	—	—	—	1,300
Restructuring and other costs(f)	1,668	1,673	1,920	—	—
Adjusted EBITDA	$(32,684)	$25,501	$34,990	$41,693	$44,145

(a)	This adjustment includes costs related to impairment of long-lived assets, loss on disposal of property and equipment and shop closure expenses.
(b)	The Company incurred certain costs in the third and fourth quarter of 2019 for nonrecurring professional services.
(c)

The Company incurred certain costs related to the transition between the current and former CEO in 2020, 2018 and 2017. Transition costs were included in general and administrative expenses in the consolidated statements of operations.

(d)

The Company incurred certain professional and other costs and associated benefits related to shareholder proxy matters. These costs and benefits were included in general and administrative expenses in the consolidated statements of operations.

(e)	For the fiscal year ended December 25, 2016, this adjustment relates to a legal expense incurred to establish an accrual related to a Fair Labor Standards Act claim.
(f)

The Company incurred certain restructuring costs, primarily related to severance, in 2020 and other business transformation costs in 2019 and 2018 that were included in general and administrative expenses in the consolidated statements of operations.

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

Our shop model is designed to generate, and has generated, strong cash flow, attractive shop-level financial results and high returns on investment. We operate our shops successfully in a wide range of geographic markets, population densities and real estate settings. We aim to generate average shop-level profit margins, a non-GAAP measure, that range from the high teens to above 20%. Our ability to achieve such margins and returns depends on a number of factors, including consumer behaviors, the economy, labor and commodity costs. For example, we face increasing labor and commodity costs, which we have partially offset by increasing menu prices. Although there is no guarantee that we will be able to achieve these returns, we believe our attractive shop economics support our ability to profitably grow our brand in new and existing markets.

The table below sets forth a rollforward of company-operated and franchise-operated activities:

	Company-	Franchise-Operated			Total
	Operated	Domestic	International	Total	Company
Shops as of December 25, 2017	437	39	16	55	492
Shops opened	10	4	3	7	17
Shops closed	(10)	(2)	(11)	(13)	(23)
Shops as of December 31, 2018	437	41	8	49	486
Shops opened	2	7	—	7	9
Shops closed	(11)	(2)	(8)	(10)	(21)
Shops as of December 30, 2019	428	46	—	46	474
Shops opened	5	3	—	3	8
Shops closed	(33)	(3)	—	(3)	(36)
Shops as of December 29, 2020	400	46	—	46	446

Impact of COVID-19 on Our Business

On January 30, 2020, the WHO announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic has significantly impacted economic conditions in the United States where all our shops are located. In response to the pandemic, many states and jurisdictions in which we operate issued stay-at-home orders, mandated total or partial closures of our shops and took other measures aimed at slowing the spread of the coronavirus. While most of our company-owned shops remain open in accordance with guidance from local authorities, these measures resulted in us closing the vast majority our dining rooms and shifting to off-premise operations only, and we experienced a sudden and drastic decrease in revenues. Nearly all of our shops have reopened their dining rooms with restrictions, such as social distancing and limited capacities, to ensure the health and safety of our guests and employees. We continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction.

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our operations and financial results for the foreseeable future. There are many uncertainties regarding the current COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact its customers, employees, suppliers, vendors, business partners, and distribution channels. We are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties, however, we are continually assessing the evolving impact of the COVID-19 pandemic and intend to make adjustments to our responses accordingly.

As the COVID-19 pandemic emerged, the Company’s first priority was and continues to be ensuring the health and safety of our employees as we serve our customers and communities. We have provided masks, gloves, and other personal protective equipment to our shop employees and implemented daily temperature checks and screening before each shift. We continue to adhere to our stringent food safety and quality assurance programs. We have implemented strict sanitation protocols for our shops including disinfecting high-touch areas and providing tamper-evident stickers on all pickup and delivery orders. We are monitoring recommendations from the Centers for Disease Control and will make necessary adjustments to align with emerging best practices and regulations. We have been in regular contact with our supply chain partners and we have not experienced, nor do we foresee, material disruptions in our supply chain. As of December 27, 2020, 18 of the Company’s shops remain temporarily closed. We have implemented a strategy to reduce costs and preserve cash. Please see the “Liquidity and Capital Resources” section below for additional details.

Revenue – Through the first ten weeks of 2020, we saw comparable same-store-sales increase 2.5% and the Company was on pace to record the first positive quarterly comparable same-store-sales since 2016. Due to the negative impact of the COVID-19 pandemic, comparable same-store sales reached a low point with a decrease of 67.7% at the end of March. We reported a decrease in comparable same-store sales of 10.1% for the quarter ended March 29, 2020 compared to the prior year. Same-store sales steadily improved from the second quarter through the end of the fiscal year. The Company reported decreases in same-store sales of 41.5%, 21.0%, and 19.7% in the second, third, and fourth quarters, respectively. As our shops were subject to restrictions on dine-in capacity, our shops have increased off-premise operations, continuing to provide delivery, in-shop pick-up, drive-thru, or curbside pick-up services. We continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop. The majority of our shops have reopened their dining rooms with restrictions, such as social distancing and limited capacities, to ensure the health and safety of our guests and employees and comply with government regulations. Customers can place off-premise orders through Potbelly.com and the Potbelly app, or through DoorDash, Grubhub, Postmates and Uber Eats marketplaces nationwide. We continue to offer the Potbelly Pantry program, which allows customers to purchase Potbelly products in bulk as a response to changing customer needs during the pandemic. We also introduced Family Meal Deals which allow customers to purchase a combination of sandwiches, salads, sides, shakes, and other menu items for a family or group at a reduced price.

Operating Costs – We have implemented measures to reduce operating costs and general and administrative expenses in response to the negative impact the pandemic has had on our business. We continually adjust shop-level labor and purchases of inventory to align with current levels of demand. At the onset of the pandemic, we reduced advertising and marketing expenditures, enacted a hiring freeze, and restricted business travel. As of the beginning of the second quarter of 2020, we temporarily reduced salaries for all corporate employees, suspended merit increases, promotions, bonuses, and certain benefits, furloughed approximately one-third of our corporate employees, and the Board of Directors elected to temporarily defer its compensation. During the third quarter of 2020, the Company eliminated the temporary reduction of salaries for corporate employees and the deferral of Board of Director compensation for the Board of Directors. We continue to be thoughtful and judicious regarding our operating expenses during the uncertainty of the pandemic. Additionally, the Company implemented a corporate restructuring plan during the fourth quarter of 2020 that will reduce annual general and administrative expenses by $3.5 million to $4.0 million. The plan consists of corporate expense optimization, consolidation of shop support services, and other expense and staff reductions. Refer to the discussion of 2020 operating results for further discussion of this restructuring plan.

Additionally, we suspended the payment of rent on the majority of our leases and entered discussions with our landlords regarding the restructuring of those leases in light of various contractual and legal defenses. As of December 27, 2020, we have amended 321 lease agreements for our shops, which include rent abatements, rent deferrals, and/or modified lease terms to reduce ongoing rent, and we have completed early terminations of leases for 28 of our shops.

Shop Development – We halted capital investment in new company-owned shops, except for shops that are substantially complete, as well as all non-essential capital expenditures. The Company does not have plans to begin construction on any company-owned shops until the impact of the pandemic is behind us.

We will continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, franchisees, stakeholders and communities.

Fiscal Year

Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal years 2020, 2019 and 2018 were a 52-week year. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.

Key Performance Indicators

In assessing the performance of the Company’s business, Potbelly considers a variety of performance and financial measures. The key measures for determining how the business is performing are comparable store sales, shop-level profit margins and adjusted EBITDA.

Company-Operated Comparable Store Sales

Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. Potbelly defines the comparable store base to include those shops open for 15 months or longer. As of the fiscal years ended December 27, 2020, December 29, 2019 and December 30, 2018, there were 378, 423 and 416 shops, respectively, in Potbelly’s comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the comparable store sales calculation, a transaction is defined as an entree, which includes sandwiches, salads and bowls of soup or mac and cheese.

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

Shop-Level Profit (Loss) Margin

Shop-level profit (loss) margin is defined as net company-operated sandwich shop sales less company-operated sandwich shop operating expenses, including cost of goods sold, labor and related expenses, other operating expenses and occupancy expenses, as a percentage of net company-operated sandwich shop sales. Shop-level profit (loss) margin is not required by, or presented in accordance with GAAP. Potbelly believes shop-level profit (loss) margin is important in evaluating shop-level productivity, efficiency and performance.

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

Cost of Goods Sold, Excluding Depreciation

Cost of goods sold consists primarily of food, beverage, and packaging costs. The components of cost of goods sold are variable in nature, change with sales volume, are influenced by menu mix and are subject to increases or decreases based on fluctuations in commodity costs.

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

Impairment, Loss on Disposal of Property and Equipment and Shop Closures

Potbelly reviews long-lived assets, such as property and equipment, intangibles and lease right-of-use assets, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable and records an impairment charge when appropriate. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. Typically, the fair value of the asset is determined by estimating discounted future cash flows associated with the asset. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Loss on disposal of property and equipment represents the net book value of property and equipment less proceeds received, if applicable, on assets abandoned or sold. These losses are related to normal disposals in the ordinary course of business, along with disposals related to shop closures and selected shop remodeling activities. Shop closures includes lease termination payments and the derecognition of the associated right-of-use assets and lease liabilities, as well as any other costs directly incurred in the closure of the shop.

Restructuring Costs

Restructuring costs consists of one-time employee termination benefits and other charges accrued under the Company’s approved restructuring plans.

Interest Expense

Interest expense primarily consists of interest and fees associated with our credit facility, including the amortization of debt issuance costs and other miscellaneous interest charges.

Non-controlling Interests

Non-controlling interests represent non-controlling partners’ share of the assets, liabilities and operations related to seven joint venture investments. Potbelly has ownership interests ranging from 51-80% in these consolidated joint ventures.

Results of Operations

Fiscal Year 2020 (52 Weeks) Compared to Fiscal Year 2019 (52 Weeks)

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2020	% of Revenues	2019	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$289,337	99.3%	$406,688	99.3%	$(117,351)	(28.9)%
Franchise royalties and fees	1,944	0.7	3,019	0.7	(1,075)	(35.6)
Total revenues	291,281	100.0	409,707	100.0	(118,426)	(28.9)

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	82,154	28.4	108,326	26.6	(26,172)	(24.2)
Labor and related expenses	105,241	36.4	128,403	31.6	(23,162)	(18.0)
Occupancy expenses	56,882	19.7	58,977	14.5	(2,095)	(3.6)
Other operating expenses	49,054	17.0	50,178	12.3	(1,124)	(2.2)

(Percentages stated as a percent of total revenues)
General and administrative expenses	35,009	12.0	44,831	10.9	(9,822)	(21.9)
Depreciation expense	19,830	6.8	22,103	5.4	(2,273)	(10.3)
Pre-opening costs	229	*	35	*	194	>100
Impairment and loss on disposal of property and equipment	12,346	4.2	6,050	1.5	6,296	>100
Restructuring costs	1,668	0.6	—	*	1,668	>100
Total expenses	362,413	124.4	418,903	102.2	(56,490)	(13.5)
Loss from operations	(71,132)	(24.4)	(9,196)	(2.2)	(61,936)	>100

Interest expense	1,076	0.4	199	*	877	>100
Loss before income taxes	(72,208)	(24.8)	(9,395)	(2.3)	(62,813)	>100
Income tax expense (benefit)	(6,536)	(2.2)	14,190	3.5	(20,726)	>(100)
Net loss	(65,672)	(22.5)	(23,585)	(5.8)	(42,087)	>100
Net income attributable to non- controlling interests	(281)	(0.1)	407	*	(688)	>(100)
Net loss attributable to Potbelly Corporation	$(65,391)	(22.4)%	$(23,992)	(5.9)%	$(41,399)	>100

*	Amount is less than 0.1%

Revenues

Revenues decreased by $118.4 million, or 28.9%, to $291.3 million for the fiscal year 2020, from $409.7 million for the fiscal year 2019. This decrease was primarily driven by the COVID-19 pandemic and related government restrictions imposed by federal, state and local governments. This resulted in a decrease of $93.9 million, or 24.7%, in sales from company-operated comparable store shops and a decrease in sales of $12.9 million from shops that have closed permanently and $13.2 million from shops that have closed temporarily. These decreases were partially offset by increases in sales from recently opened shops that were not yet in our company-operated comparable store sales population during 2019. The decrease in company-operated comparable store sales resulted from a decrease in traffic partially offset by an increase in average check and certain menu price increases.

Cost of Goods Sold

Cost of goods sold decreased by $26.2 million, or 24.2%, to $82.2 million for the fiscal year 2020, compared to $108.3 million for the fiscal year 2019, primarily driven by a decrease in shop revenue. As a percentage of sandwich shop sales, cost of goods sold increased to 28.4% for the fiscal year 2020, from 26.6% for the fiscal year 2019, primarily driven by a shift in product mix due to an increase in off-premise sales and inflation in certain products, partially offset by certain menu price increases.

Labor and Related Expenses

Labor and related expenses decreased by $23.2 million, or 18.0%, to $105.2 million for the fiscal year 2020, from $128.4 million for the fiscal year 2019, primarily due to labor management amid a decrease in shop revenue and a decrease in expense from closed shops, partially offset by wage inflation. As a percentage of sandwich shop sales, labor and related expenses increased to 36.4% for the fiscal year 2020, from 31.6% for fiscal year 2019, primarily driven by sales deleverage in certain labor related costs not directly variable with sales.

Occupancy Expenses

Occupancy expenses decreased by $2.1 million, or 3.6%, to $56.9 million for the fiscal year 2020, from $59.0 million for the fiscal year 2019, primarily due to a decrease in expense from shops that have closed. As a percentage of sandwich shop sales, occupancy expenses increased to 19.7% for the fiscal year 2020, from 14.5% for the fiscal year 2019, primarily due to sales deleverage and inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance.

Other Operating Expenses

Other operating expenses decreased by $1.1 million, or 2.2%, to $49.1 million for the fiscal year 2020, from $50.2 million for the fiscal year 2019. The decrease was primarily attributable to a decrease in certain items variable with sales, partially offset by higher expenses related to third-party delivery partnerships driven by increased sales in that channel. As a percentage of sandwich shop sales, other operating expenses increased to 17.0% for fiscal year 2020, from 12.3% for fiscal year 2019, primarily driven by sales deleverage in operating expense items such as utilities and other expenses not directly variable with sales.

General and Administrative Expenses

General and administrative expenses decreased by $9.8 million, or 21.9%, to $35.0 million for the fiscal year 2020, from $44.8 million for the fiscal year 2019. The decrease was primarily driven by a decrease in nonrecurring professional services fees and a decrease in payroll costs as a result of furloughs and reductions of approximately one-third of corporate employees in 2020. As a percentage of revenues, general and administrative expenses increased to 12.0% for the fiscal year 2020, from 10.9% for the fiscal year 2019, primarily driven by a decrease in shop revenue, partially offset by reductions in nonrecurring professional services fees and payroll costs noted above.

Depreciation Expense

Depreciation expense decreased by $2.3 million, or 10.3%, to $19.8 million for the fiscal year 2020, from $22.1 million for the fiscal year 2019, primarily due to a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. These decreases were partially offset by existing shop capital investments in technology such as the mobile application, which increase the depreciable based. As a percentage of revenues, depreciation increased to 6.8% for the fiscal year 2020, from 5.4% for the fiscal year 2019.

Pre-Opening Costs

Pre-opening costs increased by $0.2 million, to $0.2 million for the fiscal year 2020, from $35 thousand for the fiscal year 2019.

Impairment, Loss on Disposal of Property and Equipment and Shop Closures

Impairment, loss on disposal of property and equipment increased to $12.3 million for fiscal year 2020, compared to $6.0 million for fiscal year 2019, primarily due to impairment charges resulting from the expected impact of COVID-19 on future cash flows. After performing periodic review of our shops during each fiscal quarter of 2020, it was determined that indicators of impairment were present for certain shops. We recorded impairment charges of $10.3 million for the excess of the carrying amount recorded on the balance sheet over the shops’ estimated fair value. We perform impairment analyses whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and exceeds the fair value, which involves significant judgement by management including estimates of future cash flows and future revenue growth rates, among other assumptions. Based on our current projections, no impairment beyond what has already been recorded has been identified.

The COVID-19 outbreak has had a significant impact on the global economy, including declining sales at our shops and the overall challenging environment for the restaurant industry. Given the high degree of uncertainty as to whether, when or the manner in which the conditions surrounding the pandemic will change, including the timing of any lifting of restrictions on restaurant operating hours, dine-in limitations or other restrictions that largely limited restaurants to take-out and delivery sales, customer engagement with our brand, the short- and long-term impact on consumer discretionary spending and overall global economic conditions, it is possible that material non-cash impairments could be identified in tangible assets in the future. However, the likelihood or the amount of an additional impairment charge cannot be reasonably estimated at this time.

We terminated the leases for 28 company-owned shops during the fiscal year 2020, for which the shops have been or will be permanently closed. These terminations resulted in $2.8 million of lease termination payments which were offset by a net gain of $2.3 million from derecognizing the associated right-of-use assets and lease liabilities, for net lease exit expenses of $0.5 million.

Restructuring Costs

Restructuring costs of $1.7 million were incurred in fiscal year 2020, compared to no restructuring costs for the fiscal year 2019. On November 3, 2020, as part of our COVID-related cost reduction efforts and to better align our general and administrative expenses with future strategy, we made the determination to reorganize and restructure our corporate team. We expect that this restructuring plan will result in annual general and administrative expense savings of $3.5 to $4.0 million. This was accomplished through corporate expense optimization, consolidating our shop support services, and through other expense and staff reductions. As a result, we reduced corporate employment levels by approximately 35 employees in the fourth quarter of 2020. The restructuring charges recognized in the fourth quarter of 2020 consist primarily of one-time termination benefits to employees. We expect that these payments will be made throughout 2021. We substantially completed our planned restructuring actions during 2020, but we will continue to evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of our ongoing strategy. As such, we may incur additional restructuring related charges or adjustments to previously recorded charges in the future, however, we are unable to estimate the amount of charges at this time.

Interest Expense

Interest expense was $1.1 million for the fiscal year 2020 and $0.2 million for the fiscal year 2019, primarily driven by an increase in outstanding borrowings on our Revolving Credit Facility partially offset by interest income on tax refunds received.

Income Tax Expense

Income tax expense changed by $20.7 million to a benefit of $6.5 million for the fiscal year 2020, from an expense of $14.2 million for the fiscal year 2019. The Company recognized an income tax benefit of $6.7 million in 2020 primarily due to a discrete tax benefit recorded for the carryback of NOLs and a refund of prior alternative minimum tax (“AMT”) credits allowed under the CARES Act, which resulted in a tax refund. The Company recognized a non-cash charge to income tax expense of $14.5 million in 2019 to record a full valuation allowance against its net deferred tax assets.

Results of Operations

Fiscal Year 2019 (52 Weeks) Compared to Fiscal Year 2018 (52 Weeks)

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2019	% of Revenues	2018	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$406,688	99.3%	$419,426	99.2%	$(12,738)	(3.0)%
Franchise royalties and fees	3,019	0.7	3,212	0.8	(193)	(6.0)
Total revenues	409,707	100.0	422,638	100.0	(12,931)	(3.1)

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	108,326	26.6	111,083	26.5	(2,757)	(2.5)
Labor and related expenses	128,403	31.6	127,962	30.5	441	0.3
Occupancy expenses	58,977	14.5	59,789	14.3	(812)	(1.4)
Other operating expenses	50,178	12.3	50,363	12.0	(185)	(0.4)

(Percentages stated as a percent of total revenues)
General and administrative expenses	44,831	10.9	44,826	10.6	5	—
Depreciation expense	22,103	5.4	23,142	5.5	(1,039)	(4.5)
Pre-opening costs	35	*	472	0.1	(437)	(92.6)
Impairment, loss on disposal of property and equipment and shop closures	6,050	1.5	15,603	3.7	(9,553)	(61.2)
Total expenses	418,903	102.2	433,240	102.5	(14,337)	(3.3)
Loss from operations	(9,196)	(2.2)	(10,602)	(2.5)	1,406	(13.3)

Interest expense	199	*	142	*	57	40.1
Loss before income taxes	(9,395)	(2.3)	(10,744)	(2.5)	1,349	(12.6)
Income tax expense (benefit)	14,190	3.5	(2,195)	(0.5)	16,385	>(100)
Net loss	(23,585)	(5.8)	(8,549)	(2.0)	(15,036)	>100
Net income attributable to non- controlling interests	407	0.1	329	*	78	23.7
Net loss attributable to Potbelly Corporation	$(23,992)	(5.9)%	$(8,878)	(2.1)%	$(15,114)	>100

*	Amount is less than 0.1%

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

General and Administrative Expenses

General and administrative expenses remained flat at $44.8 million for fiscal years 2019 and 2018. As a percentage of revenues, general and administrative expenses increased to 10.9% for the fiscal year 2019, from 10.6% for the fiscal year 2018. These increases were driven primarily by non-recurring professional service fees, partially offset by a decrease in business transformation costs, stock-based compensation expense and performance-based incentive expenses.

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

Impairment, Loss on Disposal of Property and Equipment and Shop Closures

Impairment, loss on disposal of property and equipment decreased to $6.0 million for fiscal year 2019, compared to $15.6 million for fiscal year 2018. After performing a periodic review of the Company’s shops during each fiscal quarter of 2019, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. The Company performed impairment analyses related to these shops and recorded impairment charges for the excess of the carrying amount recorded on the balance sheet over the fair value of the assets of $2.9 million in 2019, compared to impairment charges of $13.6 million in 2018. The Company performs impairment analyses on a quarterly basis which involves significant judgment by management including estimates of future cash flows and future growth rates, among other assumptions. Based on the Company’s current projections, no impairment, beyond what has already been recorded, has been identified. However, given the current challenges facing the industry and our business, future evaluations could result in additional impairment charges.

The Company terminated the leases for 11 company-owned shops during the fiscal year 2019, for which the shops have been permanently closed. These terminations resulted in $3.1 million of lease termination payments which were offset by a net gain of $1.2 million from derecognizing the associated right-of-use assets and lease liabilities, for net lease exit expenses of $1.9 million.

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

During its assessment for the first quarter of 2019, the Company estimated it would be in a three-year cumulative loss position as of December 29, 2019. Therefore, the Company determined based on the available evidence that a full valuation allowance against its net deferred tax assets was required. As a result of this valuation allowance, the Company did not provide for an income tax benefit on the pre-tax loss recorded for the year ended December 29, 2019. This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company continues to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

Quarterly Results and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during the fiscal year 2020 and 2019. The quarterly information includes all normal recurring adjustments that Potbelly considers necessary for the fair presentation of the information shown. This information should be read in conjunction with the Company’s consolidated financial statements and the related notes to those statements included Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	2020 Fiscal Quarters Ended
	March 29,	June 28,	September 27,	December 27,
	2020	2020	2020	2020
	(unaudited; dollars in thousands)
Total revenues	$87,590	$56,162	$72,663	$74,866
Income (loss) from operations	(16,985)	(21,887)	(16,138)	(16,122)
Net loss attributable to Potbelly Corporation	(13,336)	(22,216)	(13,412)	(16,427)
Total company-operated shops (end of period)	427	424	406	400
Change in company-operated comparable store sales	(10.1)%	(41.5)%	(21.0)%	(19.7)%

	2019 Fiscal Quarters Ended
	March 31,	June 30,	September 29,	December 29,
	2019	2019	2019	2019
	(unaudited; dollars in thousands)
Total revenues	$98,087	$105,630	$104,238	$101,752
Income (loss) from operations	(4,723)	(1,468)	(2,143)	(862)
Net loss attributable to Potbelly Corporation	(18,439)	(1,866)	(2,355)	(1,332)
Total company-operated shops (end of period)	431	429	427	428
Change in company-operated comparable store sales	(4.7)%	(4.0)%	(3.0)%	(0.1)%

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

Liquidity and Capital Resources

General

Historically, Potbelly’s ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents, and the Company’s credit facility. Potbelly’s primary requirements for liquidity and capital are working capital to support shop operations and general corporate needs, capital projects, maintenance, repurchases of Company common stock, and lease obligations. Potbelly’s requirement for working capital is not significant since the Company’s customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, Potbelly is able to sell certain inventory items before the Company needs to pay its suppliers for such items. Company shops do not require significant inventories or receivables.

The COVID-19 pandemic’s impact on our operations and revenues has significantly affected our ability to generate cash from operations. To preserve financial flexibility, the Company borrowed $39.8 million under its Revolving Credit Facility in March 2020. As of December 27, 2020 the Company had a cash balance of $11.1 million compared to a balance of $18.8 million at December 29, 2019. The decrease in the cash balance is primarily due to cash used, partially offset by net borrowings under its Revolving Credit Facility and proceeds from the Paycheck Protection Program (“PPP”). Total liquidity (cash plus amounts available on the Revolving Credit Facility) was $44.6 million as of December 27, 2020, compared to $50.8 million as of September 27, 2020, $45.8 million as of June 28, 2020 and March 29, 2020 and $58.6 million as of December 29, 2019.

Due to the dramatic impact of the pandemic on operations and sales, the Company suspended the payment of rent on the majority of our leases throughout 2020. The Company has largely completed discussions with its landlords regarding the restructuring of those leases in light of various contractual and legal defenses. The Company held ongoing conversations with landlords in various markets and were successful in negotiating commercially reasonable lease concessions given the current environment. As of December 27, 2020 we had amended 321 lease agreements for our shops, which include rent abatements, rent deferrals, and/or modified lease terms to reduce ongoing rent, and we have completed early terminations of leases for 28 of our shops.

The Company received $6.7 million of income tax refunds in 2020 due to the provisions of the CARES Act regarding the carryback of NOLs and the refund of prior AMT. Additionally, the Company elected to defer the payments of the employer portion of social security taxes from 2020 in to 2021 and 2022 as allowed by the CARES Act. During fiscal year 2020, $4.4 million of payroll tax expenses were deferred and are accrued within other long-term liabilities.

On February 9, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited Purchasers (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement an aggregate of (i) 3,249,668 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 1,299,861 shares of common stock, for an aggregate purchase price of $15.9 million (the “Offering”). The Warrants will be exercisable at an exercise price of $5.45 per share at any time on or after August 13, 2021 and will and expire five years from the date of issuance. The Warrants will be exercisable by net exercise. The Offering closed on February 12, 2021. The Company received aggregate gross proceeds of approximately $15.9 million, before deducting placement agent fees and offering expenses of approximately $1 million, and excluding the exercise of any warrants.

We believe that the proceeds from the Offering, cash from our operations and borrowings under our Revolving Credit Facility will be provide liquidity for the next twelve months.

Cash Flows

The following table presents summary cash flow information for the periods indicated (in thousands):

	Fiscal Year
	2020	2019	2018
Operating activities	$(11,609)	$18,168	$30,988
Investing activities	(10,920)	(14,365)	(21,395)
Financing activities	14,849	(4,772)	(15,348)
Net increase (decrease) in cash	$(7,680)	$(969)	$(5,755)

Operating Activities

Net cash used in operating activities was $11.6 million for the fiscal year 2020, compared to net cash provided by operating activities of $18.2 million for the fiscal year 2019. The $29.8 million change is primarily driven by an increase in loss from operations for the reasons discussed above.

Net cash provided by operating activities decreased to $18.2 million for the fiscal year 2019, from $31.0 million for the fiscal year 2018. The $12.8 million decrease is primarily driven by an increase in loss from operations.

Investing Activities

Net cash used in investing activities decreased to $10.9 million for the fiscal year 2020, from $14.4 million for the fiscal year 2019. The decrease was primarily due to a reduction of capital expenditures related to no new shop construction. Due to the COVID-19 pandemic, capital expenditures have been limited to essential maintenance and safety.

Net cash used in investing activities decreased to $14.4 million for the fiscal year 2019, from $21.4 million for the fiscal year 2018. The decrease was primarily due to a decrease in construction costs for new shops as well as a decrease in capital expenditures related to IT projects.

Financing Activities

Net cash provided by financing activities was $14.8 million for the fiscal year 2020, compared to net cash used in financing activities of $4.8 million for the fiscal year 2019. The $19.6 million change was primarily driven by net borrowings under the Credit Facility of $6.3 million and net borrowings under the PPP of $10.0 million.

Net cash used in financing activities decreased to $4.8 million for the fiscal year 2019, from $15.3 million for the fiscal year 2018. The decrease was primarily driven by an $18.7 million decrease in repurchases of treasury stock offset by an $8.1 million decrease in proceeds from the exercise of stock options during the fiscal year 2019 compared the fiscal year 2018.

Stock Repurchase Program

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, Securities and Exchange Commission requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the 52 weeks ended December 27, 2020, the Company did not repurchase any shares of its commons stock. In light of the COVID-19 pandemic, the Company did not have plans to repurchase any common stock under its stock repurchase program at this time. During fiscal year 2019, the Company repurchased 648 thousand shares of common stock for approximately $4.2 million under the stock repurchase program, including cost and commission, in open market transactions. As of December 27, 2020, the remaining dollar value of authorization under the share repurchase program was $37.9 million, which includes commission.

Revolving Credit Facility

On August 7, 2019, the Company entered into a second amended and restated Revolving Credit Facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”) that expires in July 2022. The Credit Agreement amends and restates that certain amended and restated Revolving Credit Facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. The Credit Agreement provides, among other things, for a Revolving Credit Facility in a maximum principal amount $40 million (the “Revolving Credit Facility”), with possible future increases of up to $20 million under an expansion feature. Borrowings under the credit facility generally bear interest at the Company’s option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) a prime rate as announced by JP Morgan plus a margin ranging from 0.00% to 0.50%. The applicable margin is determined based upon the Company’s consolidated total leverage ratio. On the last day of each calendar quarter, the Company is required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility. So long as certain total leverage ratios, EBITDA thresholds and minimum liquidity requirements are met and no default or event of default has occurred or would result, there is no limit on the “restricted payments” (primarily distributions and equity repurchases) that the Company may make, provided that proceeds of the loans under the Credit Agreement may not be used for purposes of making restricted payments.

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

On August 19, 2020, the Company entered into Amendment No. 3 to the Credit Agreement to permit the Company to (i) incur indebtedness in the form of a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million pursuant to the PPP under the CARES Act and (ii) revise financial covenants for the impact of the PPP proceeds. As of December 27, 2020, the Company had $6.3 million outstanding under the Credit Agreement. There were no borrowings outstanding as of December 29, 2019.

On November 4, 2020, the Company entered into Amendment No. 4, to the Credit Agreement. The Amendment (i) reduced the periodic minimum liquidity level requirement for the Company through February 28, 2022 from a range of $25.0 million to $37.5 million to a range of $23.0 million to $37.5 million and (ii) adjusted the benchmark replacement rate.

On February 26, 2021, the Company entered into Amendment No. 5 to the Credit Agreement. The Amendment (i) extends the maturity date from March 31, 2022 to January 31, 2023, (ii) decreases the revolving credit commitment from $40 million to $25 million, (iii) increases the interest rate by 50 basis points with respect to any CBFR Loan, (iv) increases the interest rate by 25 basis points with respect to any Eurodollar Loan, (v) amends the definition of EBITDA to exclude non-cash charges/gains in connection with certain equity interests of the Company, (vi) includes certain borrowing conditions relating to the Company’s Consolidated Cash Balance, (vii) permits the Company to repurchase/redeem its equity interests under certain conditions and (viii) revises the minimum monthly EBITDA and Liquidity thresholds the Company must maintain. The Company is currently in compliance with all debt covenants.

Paycheck Protection Program Loan

On August 10, 2020, Potbelly Sandwich Works, LLC (“PSW”), an indirect subsidiary of the Company, entered into a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million (the “Loan”), pursuant to the PPP under the CARES Act. The Loan was necessary to support the ongoing operations of the Company due to the economic uncertainty resulting from the COVID-19 pandemic and lack of access to alternative sources of liquidity.

The Loan is scheduled to mature five years from the date on which PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company has used all of the PPP proceeds toward qualifying expenses and intends to pursue forgiveness of the Loan amount, but it is not able to determine the likelihood or the amount of forgiveness that will be obtained.

The Company has recorded the amount of the Loan as long-term debt in its consolidated balance sheet as of December 27, 2020 and related interest has been recorded to interest expense on its consolidated statement of operations for the year ended December 27, 2020.

Off-Balance Sheet Arrangements

As of December 27, 2020, the Company does not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

Contractual Obligations

The following table presents contractual obligations and commercial commitments as of December 27, 2020 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (a)	$304,780	$51,116	$77,662	$65,625	$110,377
Accounts payable	$6,206	$6,206	$—	$—	$—
Revolving Credit Facility	$6,286	$—	$6,286	$—	$—
Payment Protection Program loan	$10,000	$333	$6,000	$3,667	$—
Total	$327,272	$57,655	$89,948	$69,292	$110,377

(a)	Includes base lease terms and certain optional renewal periods that are included in the lease term. Certain of these options are subject to escalation based on various market-based factors.

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

Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets, which includes property and equipment and right-of-use assets for operating leases, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped at the individual shop-level for purposes of the impairment assessment because a shop represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its forecasted shop cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its forecasted shop cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the income approach. Key inputs to this approach include forecasted shop cash flows, discount rate, and estimated market rent, which are all classified as Level 3 inputs. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. The Company used a weighted average cost of capital to discount the future cash flows. A 100 basis point change in any of these key inputs would not have a material impact on the calculation of an impairment charge.

After performing periodic reviews of Company shops during each quarter of 2020, 2019 and 2018, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance and impact from the COVID-19 outbreak, which has had a significant impact on the global economy, including declining sales at our shops and the overall challenging environment for the restaurant industry. The Company performed an impairment analysis for these shops and recorded impairment charges of $10.3 million, $2.6 million and $13.4 million for the fiscal years 2020, 2019 and 2018, respectively, which is included in impairment, loss on disposal of property and equipment and shop closures in the consolidated statements of operations. Based on the Company’s analysis, no impairment, beyond what has already been recorded, has been identified.

Given the high degree of uncertainty as to whether, when or the manner in which the conditions surrounding the COVID-19 pandemic will change, including the timing of any lifting of restrictions on restaurant operating hours, dine-in limitations or other restrictions that largely limited restaurants to take-out and delivery sales, customer engagement with our brand, the short- and long-term impact on consumer discretionary spending and overall global economic conditions, it is possible that material non-cash impairments could be identified in long-lived tangible assets in the future. However, the likelihood or the amount of an additional impairment charge cannot be reasonably estimated at this time.

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

During its assessment for the first quarter of 2019, the Company determined based on the available evidence that a full valuation allowance against its net deferred tax assets was required. As a result of this valuation allowance, the Company did not provide for an income tax benefit on the pre-tax loss recorded for the years ended December 27, 2020 or December 29, 2019. This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Potbelly is subject to interest rate risk in connection with borrowings under the credit facility, which bears interest at variable rates. On March 17, 2020, the Company fully borrowed the available Revolving Credit Facility of $39.8 million as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. As of December 27, 2020 $6.3 million remained outstanding under the credit facility, see Note 9 for more details. A 100 basis point change in the interest rate would not have a material impact on the Company’s financial condition or results of operations. We currently do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

Commodity Price Risk

Potbelly is also exposed to commodity price risks. Many of the food products the Company purchases are subject to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Potbelly works with its suppliers and uses a mix of forward pricing protocols for certain items under which the Company agrees with suppliers on fixed prices for deliveries at some time in the future, fixed pricing protocols under which the Company agrees on a fixed price with the supplier for the duration of that protocol and formula pricing protocols under which the prices Potbelly pays are based on a specified formula related to the prices of the goods, such as spot prices. Potbelly’s use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less). The Company does not enter into futures contracts or other derivative instruments. Increased prices or shortages could generally affect the cost and quality of the items Potbelly buys or may require us to further raise prices or limit the Company’s menu options. These events, combined with other general economic and demographic conditions, could impact Potbelly’s pricing and negatively affect the Company’s sales and profit margins. The Company also could experience shortages of key ingredients if our suppliers need to close or restrict operations due to the impact of the COVID-19 outbreak on their business.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Potbelly Corporation and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Potbelly Corporation and subsidiaries  (the "Company") as of December 27, 2020 and December 29, 2019, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 27, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 29, 2019 due to the adoption of ASU No. 2016-02 Leases (Topic 842) using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets – Refer to Note 2 and Note 5 to the financial statements

Critical Audit Matter Description

As of December 27, 2020, the Company had long-lived assets, which includes property and equipment and right-of-use assets for operating leases, of $250.3 million. As discussed in Note 2 to the financial statements, the Company recognized $10.3 million of impairment expense for the year ended December 27, 2020.  Long-lived assets are grouped at the individual shop-level (long-lived shop assets or asset group) for the purpose of the impairment assessment. The Company assesses potential impairments whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its forecasted shop cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated forecasted shop cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the asset group is determined using the income approach.

We identified the evaluation of long-lived shop asset impairment as a critical audit matter because the determination of the forecasted individual shop cash flows, including revenue growth rates, requires a high degree of auditor judgment and increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our primary audit procedures related to the forecasted individual shop cash flows, including revenue growth rates, included the following, among others:

•	We evaluated management’s ability to accurately forecast shop cash flows by comparing actual shop cash flows to management’s historical forecasts.

•

We assessed the reasonableness of management’s forecasted shop cash flows, including revenue growth rates, by comparing the forecasts to (1) growth rates experienced in recent historical periods (2) internal communications to management and the Board of Directors, (3) external communications made by management to analysts and investors, and (4) industry data.

•	We considered the impact of changes to an individual shop’s operating environment and market conditions on management’s forecasts.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 12, 2021

We have served as the Company's auditor since 2005.

Potbelly Corporation and Subsidiaries

Consolidated Balance Sheets

(amounts in thousands, except par value data)

	December 27,	December 29,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$11,126	$18,806
Accounts receivable, net of allowances of $47 and $202 as of December 27, 2020 and December 29, 2019, respectively	4,354	4,257
Inventories	2,989	3,473
Prepaid expenses and other current assets	4,839	5,687
Total current assets	23,308	32,223

Property and equipment, net	61,193	79,032
Right-of-use assets for operating leases	189,141	211,988
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred expenses, net and other assets	4,089	4,010
Total assets	$283,357	$332,879

Liabilities and Equity
Current liabilities
Accounts payable	$6,206	$3,886
Accrued expenses	23,742	20,569
Current portion of long-term debt	333	—
Short-term operating lease liabilities	35,325	29,319
Total current liabilities	65,606	53,774

Long-term debt, net of current portion	15,953	—
Long-term operating lease liabilities	189,146	206,726
Other long-term liabilities	7,157	3,210
Total liabilities	277,862	263,710

Commitments and contingencies (Note 15)

Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 24,323 and 23,638 shares as of December 27, 2020 and December 29, 2019, respectively	339	331
Additional paid-in-capital	438,174	435,278
Treasury stock, held at cost, 9,612 and 9,465 shares as of December 27, 2020, and December 29, 2019, respectively	(113,266)	(112,680)
Accumulated deficit	(319,477)	(254,081)
Total stockholders’ equity	5,770	68,848
Non-controlling interest	(275)	321
Total equity	5,495	69,169

Total liabilities and equity	$283,357	$332,879

See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries

Consolidated Statements of Operations

(amounts and shares in thousands, except per share data)

	Fiscal Year
	2020	2019	2018
Revenues
Sandwich shop sales, net	$289,337	$406,688	$419,426
Franchise royalties and fees	1,944	3,019	3,212
Total revenues	291,281	409,707	422,638

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	82,154	108,326	111,083
Labor and related expenses	105,241	128,403	127,962
Occupancy expenses	56,882	58,977	59,789
Other operating expenses	49,054	50,178	50,363
General and administrative expenses	35,009	44,831	44,826
Depreciation expense	19,830	22,103	23,142
Pre-opening costs	229	35	472
Impairment, loss on disposal of property and equipment and shop closures	12,346	6,050	15,603
Restructuring costs	1,668	—	—
Total expenses	362,413	418,903	433,240
Loss from operations	(71,132)	(9,196)	(10,602)

Interest expense	1,076	199	142
Loss before income taxes	(72,208)	(9,395)	(10,744)
Income tax expense (benefit)	(6,536)	14,190	(2,195)
Net loss	(65,672)	(23,585)	(8,549)
Net income attributable to non-controlling interest	(281)	407	329
Net loss attributable to Potbelly Corporation	$(65,391)	$(23,992)	$(8,878)

Net loss per common share attributable to common stockholders:
Basic	$(2.74)	$(1.01)	$(0.35)
Diluted	$(2.74)	$(1.01)	$(0.35)
Weighted average shares outstanding:
Basic	23,899	23,850	25,173
Diluted	23,899	23,850	25,173

See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries

Consolidated Statements of Equity

(amounts and shares in thousands)

	Common Stock		Treasury	Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Capital	Deficit	Interest	Total Equity
Balance at December 31, 2017	25,000	$318	$(85,262)	$421,657	$(219,990)	$515	$117,238
Net income (loss)	—	—	—	—	(8,878)	329	(8,549)
Cumulative impact of Topic 606, net of tax of $250	—	—	—	—	(690)	—	(690)
Shares issued under equity compensation plan	1,112	12	—	8,232	—	—	8,244
Exercise of stock warrants	(16)	—	(194)	—	—	—	(194)
Repurchases of common stock	(1,953)	—	(22,916)	—	—	—	(22,916)
Distributions to non-controlling interest	—	—	—	—	—	(580)	(580)
Contributions from non-controlling interest	—	—	—	—	—	98	98
Stock-based compensation expense	—	—	—	2,882	—	—	2,882
Balance at December 30, 2018	24,143	$330	$(108,372)	$432,771	$(229,558)	$362	$95,533
Net income (loss)	—	—	—	—	(23,992)	407	(23,585)
Cumulative impact of Topic 842, net of tax of $196	—	—	—	—	(531)	—	(531)
Shares issued under equity compensation plan	159	1	—	172	—	—	173
Treasury shares used for stock-based plans	(16)	—	(91)	—	—	—	(91)
Repurchases of common stock	(648)	—	(4,217)	—	—	—	(4,217)
Distributions to non-controlling interest	—	—	—	—	—	(523)	(523)
Contributions from non-controlling interest	—	—	—	—	—	75	75
Stock-based compensation expense	—	—	—	2,335	—	—	2,335
Balance at December 29, 2019	23,638	$331	$(112,680)	$435,278	$(254,081)	$321	$69,169
Cumulative impact of Topic 326, net of tax of $2	—	—	—	—	(5)	—	(5)
Net income (loss)	—	—	—	—	(65,391)	(281)	(65,672)
Shares issued under equity compensation plan	702	7	—	(7)	—	—	—
Shares issued for proxy-related expenses	130	1	—	388	—	—	389
Treasury shares used for stock-based plans	(147)	—	(586)	—	—	—	(586)
Repurchases of common stock		—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	(458)	(458)
Contributions from non-controlling interest	—	—	—	—	—	143	143
Stock-based compensation expense	—	—	—	2,515	—	—	2,515
Balance at December 27, 2020	24,323	$339	$(113,266)	$438,174	$(319,477)	$(275)	$5,495

See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Fiscal Year
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(65,672)	$(23,585)	$(8,549)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	19,830	22,103	23,142
Noncash lease expense	26,579	27,853	—
Deferred income tax	10	13,808	(3,016)
Deferred rent and landlord allowances	—	—	(82)
Stock-based compensation expense	2,515	2,335	2,882
Excess tax deficiency from stock-based compensation	—	—	1,089
Asset impairment, store closure and disposal of property and equipment	9,440	1,829	13,762
Other operating activities	723	55	37
Changes in operating assets and liabilities:
Accounts receivable, net	(35)	480	100
Inventories	484	9	43
Prepaid expenses and other assets	617	5,917	(694)
Accounts payable	2,458	(249)	177
Operating lease liabilities	(15,895)	(28,565)	—
Accrued expenses and other liabilities	7,337	(3,822)	2,097
Net cash (used in) provided by operating activities	(11,609)	18,168	30,988

Cash flows from investing activities:
Purchases of property and equipment	(10,920)	(14,365)	(21,395)
Net cash used in investing activities	(10,920)	(14,365)	(21,395)

Cash flows from financing activities:
Borrowings under Credit Facility	61,286	—	—
Repayments under Credit Facility	(55,000)	—	—
Proceeds from Paycheck Protection Program loan	10,000	—	—
Payment of debt issuance costs	(538)	(189)	—
Proceeds from exercise of stock options	—	173	8,244
Employee taxes on certain stock-based payment arrangements	(584)	(91)	(194)
Treasury stock repurchase	—	(4,217)	(22,916)
Distributions to non-controlling interest	(458)	(523)	(580)
Contributions from non-controlling interest	143	75	98
Net cash provided by (used in) financing activities	14,849	(4,772)	(15,348)

Net decrease in cash and cash equivalents	(7,680)	(969)	(5,755)
Cash and cash equivalents at beginning of period	18,806	19,775	25,530
Cash and cash equivalents at end of period	$11,126	$18,806	$19,775

Supplemental cash flow information:
Income taxes paid	$206	$187	$250
Interest paid	896	108	110
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$801	$1,198	$751

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1) Organization and Other Matters

Business

Potbelly Corporation, a Delaware corporation, together with its subsidiaries (collectively referred to as “the Company,” “Potbelly,” “we,” “us”, or “our”), owns and operates 400 company-owned shops in the United States as of December 27, 2020. Additionally, Potbelly franchisees operate over 46 shops domestically.

Basis of Presentation

Beginning with the third quarter of 2020, shop closure and lease termination expenses are presented within impairment, loss on disposal of property and equipment and shop closures on the consolidated statements of operations. Prior to the third quarter of 2020, shop closure and lease termination expenses were presented within general and administrative expenses. Prior period amounts have been reclassified to conform to the current presentation. This reclassification had no impact on the loss from operations, balance sheets or statements of cash flows.

The Company does not have any components of other comprehensive income recorded within its consolidated financial statements and therefore, does not separately present a statement of comprehensive income in its consolidated financial statements.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus ("COVID-19") and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. In response to the pandemic, many states and jurisdictions in which we operate have issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus. To comply with government regulations and guidance, we initially closed the vast majority of our dining rooms and shifted to off-premise operations only, and we experienced a sudden and drastic decrease in revenues. As of the issuance of these financial statements, many of our shops have reopened their dining rooms with restrictions, such as social distancing and limited capacities, to ensure the health and safety of our guests and employees. We continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction.

The disruption in operations and reduction in revenues have led the Company to consider the impact of the COVID-19 pandemic on the recoverability of its assets, including property and equipment, right-of-use assets for operating leases, goodwill and intangible assets, and others.

Due to the impact of the COVID-19 pandemic, the Company evaluated its goodwill, intangible assets, and long-lived assets, which includes property and equipment and right-of-use assets for operating leases for impairment. The Company did not record any impairment to its goodwill or indefinite-lived intangible assets during 2020. The Company recorded impairment charges for its long-lived assets of $10.3 million in 2020, primarily driven by the expected impact of the COVID-19 pandemic on future cash flows. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. See Note 2 for further details.

The Company recognized an income tax benefit of $6.7 million during 2020 due to the impact of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which enabled the Company to obtain a tax refund from the carryback of net operating losses (“NOLs”) and a refund of prior alternative minimum tax (“AMT”) credits. See Note 7 for further details.

To preserve financial flexibility, the Company borrowed the $39.8 million of available capacity under its Revolving Credit Facility on March 17, 2020. The Company subsequently repaid $33.5 million of these borrowings through the end of 2020. On August 10, 2020, the Company entered into a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act. As of December 27, 2020, the Company had total liquidity of $44.6 million, consisting of cash and cash equivalents and amounts available on its Revolving Credit Facility. See Note 9 for further details.

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

(b) Reporting Period

The Company uses a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every five or six years a 53rd week is added. Fiscal years 2020, 2019 and 2018 each consisted of 52 weeks.

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

(k) Indefinite-Lived Intangible Assets

The Company reviews indefinite-lived intangible assets, which includes goodwill and tradenames, annually at fiscal year-end for impairment or more frequently if events or circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based on the most recent information available. The Company assesses the fair values of its intangible assets, and its reporting unit for goodwill testing purposes, using an income-based approach. Under the income approach, fair value is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including forecasted revenues and expenses, appropriate discount rates and other variables. The annual impairment review utilizes the estimated fair value of the intangible assets and the overall reporting unit and compares the estimated fair values to the carrying values as of the testing date. If the carrying value of these intangible assets or the reporting unit exceeds the fair values, the Company would then use the fair values to measure the amount of any required impairment charge. No impairment charge was recognized for intangible assets or goodwill for any of the fiscal periods presented.

(l) Pre-opening Costs

Pre-opening costs consist of costs incurred prior to opening a new shop and are made up primarily of travel, employee payroll and training costs incurred prior to the shop opening, as well as occupancy costs incurred from when the Company takes site possession to shop opening. Shop pre-opening costs are expensed as incurred.

(m) Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations. Advertising expenses were $1.0 million, $4.1 million and $4.3 million in fiscal years 2020, 2019 and 2018, respectively.

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

The Company awards performance share units (“PSUs”) to eligible employees; the PSUs are subject to service and performance vesting conditions. The PSUs will vest based on the Company’s achievement of certain targets specified in the awards which may include adjusted EBITDA, same store sales, or stock price targets. Refer to Note 11 and Note 13 for more details regarding the Company’s Equity Plans.

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

(q) Revenue Recognition

The Company primarily earns revenue at a point in time for sandwich shop sales which can occur in person at the shop, over our online or app platforms, or through a third-party platform. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities. The Company has other revenue generating activities outlined below.

Franchise Revenue

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

Gift Card Redemptions / Breakage Revenue

Potbelly sells gift cards to customers, records the sale as a contract liability and recognizes the associated revenue as the gift card is redeemed. A portion of these gift cards are not redeemed by the customer, which is recognized by the Company as revenue as a percentage of customers gift card redemptions. The expected breakage amount recognized is determined by a historical data analysis on gift card redemption patterns. The Company recognizes gift card breakage income within gross sales in the consolidated statements of operations.

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

At transition of adoption to ASC 842, the Company impaired $0.7 million of pre-tax right-of-use assets related to previously impaired shops. This amount is recorded, net of tax, as an opening reduction to retained earnings. After performing periodic reviews of the long-lived assets, including company-operated shops, during each quarter of 2020, 2019 and 2018, it was determined that indicators of impairment were present for certain long-lived assets, including company-operated shops as a result of continued underperformance. The Company performed an impairment analysis for these long-lived assets and recorded impairment charges of $10.3 million, $2.6 million, and $13.4 million for the fiscal years 2020, 2019, and 2018, respectively, which is included in impairment, loss on disposal of property and equipment and shop closures in the consolidated statements of operations.

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

(3) Revenue

Potbelly primarily earns revenue at a point in time through sales at our sandwich shop locations and records such revenue net of sales-related taxes collected from customers. The payment on these sales is generally due at the time of the customer’s purchase. The Company also has other revenue generating activities, including franchise revenue, gift card redemptions / breakage revenue, and loyalty programs as described in Note 2.

For the fiscal year ended December 27, 2020, revenue recognized from all revenue sources on point in time sales was $290.7 million, and revenue recognized from sales over time was $0.6 million. For the fiscal year ended December 29, 2019, revenue recognized from all revenue sources on point in time sales was $408.8 million, and revenue recognized from sales over time was $0.9 million.

The Company recognized gift card breakage income of $0.2 million, $0.2 million and $0.3 million for the fiscal years ended 2020, 2019 and 2018, respectively, which is recorded within net sandwich shop sales in the consolidated statements of operations

Contract Liabilities

As described in Note 2, the Company records current and noncurrent contract liabilities for initial franchise fees, gift cards, and loyalty programs. There are no other contract liabilities or contract assets recorded by the Company. The opening and closing balances of the Company’s current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 29, 2019	$(1,594)	$(2,054)
Ending balance as of December 27, 2020	(3,138)	(1,707)
Increase (decrease) in contract liability	$1,544	$(347)))

The aggregate value of remaining performance obligations on outstanding contracts was $4.8 million as of December 27, 2020. The overall increase in the liability during the 52 weeks ended December 27, 2020 was a result of purchases of new gift cards and addition of the loyalty programs in 2020 partially offset by gift card redemptions. The Company expects to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity, and gift card and loyalty program redemption patterns:

Years Ending	Amount
2021	$1,854
2022	1,194
2023	240
2024	202
2025	465
Thereafter	890
Total revenue recognized	$4,845

For the 52 weeks ended December 27, 2020, the amount of revenue recognized related to the December 29, 2019 liability ending balance was $1.1 million. For the 52 weeks ended December 29, 2019, the amount of revenue recognized related to the January 1, 2018 liability ending balance was $2.2 million. This revenue related to the recognition of gift card redemptions and upfront franchise fees. For the year ended December 27, 2020 and December 29, 2019, the Company did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.

(4) Earnings (Loss) Per Share

Basic earnings (loss) per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For fiscal years 2020, 2019 and 2018, the Company had a loss per share, therefore, shares were excluded for potential stock option exercises.

The following table summarizes the earnings (loss) per share calculation (in thousands):

	Fiscal Year
	2020	2019	2018
Net loss attributable to Potbelly Corporation	$(65,391)	$(23,992)	$(8,878)
Weighted average common shares outstanding-basic	23,899	23,850	25,173
Plus: Effect of potential stock options exercise	—	—	—
Weighted average common shares outstanding-diluted	23,899	23,850	25,173
Loss per share available to common stockholders- basic	$(2.74)	$(1.01)	$(0.35)
Loss per share available to common stockholders- diluted	$(2.74)	$(1.01)	$(0.35)
Potentially dilutive shares that are considered anti-dilutive:
Shares	2,754	2,334	2,499

(5) Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	December 27,	December 29,
	2020	2019
Leasehold improvements	$158,797	$171,586
Machinery and equipment	46,653	49,943
Furniture and fixtures	33,194	34,325
Computer equipment and software	36,225	38,881
Construction in progress	863	2,615
	275,732	297,350
Less: Accumulated depreciation	(214,539)	(218,318)
	$61,193	$79,032

The Company recognized $0.5 million, $0.4 million and $0.1 million in 2020, 2019, and 2018, respectively, of losses on disposal of property and equipment, primarily related to closures of company-owned shops.

(6) Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 27,	December 29,
	2020	2019
Accrued labor and related expenses	$7,313	$7,403
Accrued Restructuring	1,489	—
Deferred gift card revenue	1,868	1,415
Accrued occupancy expenses	2,275	2,010
Accrued corporate and shop expenses	3,095	1,859
Accrued utilities	1,421	1,137
Accrued sales and use tax	1,477	2,063
Accrued construction	361	293
Accrued legal and professional fees	90	716
Deferred revenue	1,491	376
Accrued income tax	69	171
Accrued other	2,793	3,126
Total	$23,742	$20,569

(a)

The Company incurs expenses associated with exit activity for certain signed lease agreements, which are recognized in general and administrative expenses. Accrued contract termination costs consisted of the following (in thousands):

	December 27,	December 29,
	2020	2019
Accrued contract termination costs—beginning balance	$—	$392
Contract termination costs incurred	3,231	3,449
Contract termination costs settled and paid	(3,231)	(3,841)
Accrued contract termination costs—ending balance	$—	$—

(7) Income Taxes

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain NOLs and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, accelerate refunds of previously generated corporate AMT credits, loosen the business interest limitation under section 163(j), and fix the qualified improvement property regulations in the 2017 Tax Cuts and Jobs Act. As a result of the CARES Act, the Company was able to obtain a tax refund of $6.7 million from the carryback of NOLs and a refund of prior AMT credits. The Company received the entire amount of the refund during the fiscal year 2020. The

Company recognized an income tax benefit of $6.7 million during fiscal year 2020 due to the impact of the CARES Act and the finalization of the Company’s 2019 federal tax return.

Income (loss) before income taxes for the Company’s domestic and foreign operations was as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Domestic operations	$(72,708)	$(9,790)	$(11,381)
Foreign operations	—	395	637
Total	$(72,208)	$(9,395)	$(10,744)

Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year
	2020	2019	2018
Federal:
Current	$(6,739)	$159	$(339)
Deferred	13	9,379	(1,644)
	(6,726)	9,538	(1,983)
State and Local:
Current	185	227	73
Deferred	5	4,425	(305)
	190	4,652	(232)
Foreign:
Current	—	—	20
	—	—	20
Income tax expense (benefit)	$(6,536)	$14,190	$(2,195)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rates to income (loss) before income taxes as a result of the following (in thousands):

	Fiscal Year
	2020	2019	2018
U.S. federal statutory tax	21.0%	21.0%	21.0%
Computed “expected” tax benefit	$(15,164)	$(1,973)	$(2,256)
Increase (reduction) resulting from:
Valuation allowance	14,265	16,116	-
Rate change impact of net operating loss carryback	(2,592)	-	-
Minority interest	74	(107)	(87)
Permanent differences	99	425	220
State and local income taxes, net of federal income tax effect	(3,338)	(361)	(436)
FICA and other tax credits	(248)	(504)	(522)
Equity compensation	477	577	1,089
Other	(109)	(106)	(252)
Tax rate change	—	123	49
	$(6,536)	$14,190	$(2,195)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities reflected in the consolidated balance sheets are presented below (in thousands):

	December 27,	December 29,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$14,364	$3,721
Accrued liabilities	2,152	848
Deferred revenue	573	423
Stock-based compensation	1,993	2,516
Property and equipment	3,505	4,568
Operating lease liabilities	59,230	62,313
Tax credits and other carryforwards	2,319	1,538
Gross deferred tax assets	84,136	75,927
Valuation allowance	(30,381)	(16,116)
Net deferred tax assets	53,755	59,811
Deferred tax liabilities:
Prepaids	(285)	(492)
Right-of-use asset for operating leases	(51,637)	(57,717)
Intangible assets	(1,249)	(1,162)
Smallwares	(482)	(533)
Other	(348)	(134)
Total deferred tax liabilities	(54,001)	(60,038)
Net deferred tax liabilities	$(246)	$(227)

The Company has recorded deferred tax assets related to federal and state income tax net operating loss (“NOL”) carryforwards of approximately $14.3 million and $3.7 million for the years ended December 27, 2020 and December 29, 2019, respectively. The federal NOL, and a portion of the state NOLs, can be carried forward indefinitely, although certain jurisdictions, including federal and numerous states, limit NOL carryforwards to a percentage of current year taxable income.

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of its deferred tax assets will not be realized. In its assessment, the Company considers recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. The Company recorded a full valuation allowance against its net deferred tax assets during the first quarter of 2019, resulting in a non-cash charge to income tax expense of $13.6 million. The Company continued to maintain a valuation allowance against all of its deferred tax assets as of December 27, 2020. The Company did not provide for an income tax benefit on its pre-tax loss for the years ended December 27, 2020 and December 29, 2019. The Company assesses the likelihood of the realization of its deferred tax assets each quarter and the valuation allowance is adjusted accordingly.

As of December 27, 2020, the Company has a valuation allowance related to its deferred tax assets of $30.4 million. As of December 29, 2019, the Company has a valuation allowance related to its deferred tax assets of $16.1 million.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 27, 2020 and December 29, 2019, the Company had no interest or penalties accrued. As of December 27, 2020 and December 29, 2019, the Company had no uncertain tax positions.

The tax years prior to 2015 are generally closed for examination by the United States Internal Revenue Service. However, certain of these tax years are open for examination as a result of net operating losses generated in these years and utilized in subsequent years. The Company’s last IRS examination was for the 2014 tax year; no IRS audits are currently ongoing. State statutes are generally open for audit for the 2015 to 2019 tax years.

(8) Leases

As a result of COVID-19, the Company suspended the payment of rent on the majority of its leases in April 2020 and entered into discussions with landlords regarding the restructuring of those leases in light of various contractual and legal defenses. The Company entered into 321 amendments with our respective landlords during the year ended December 27, 2020. Under these agreements, certain rent payments will be abated, deferred or modified without penalty for various periods, generally covering two to four months of rent payments. In April 2020, the Financial Accounting Standards Board issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. For the lease concessions we received from certain landlords in the form of rent deferrals and abatements which were not substantial, we have elected to not account for these rent concessions as lease modifications.

The gains recognized upon lease terminations are recorded in impairment, loss on disposal of property and equipment and shop closures. The right-of use assets, liabilities and gains recognized upon termination of lease contracts were as follows:

	Fiscal Year	Fiscal Year
	2020	2019
Leases of terminated	28	11
Lease termination fees	$2,832	$3,130
Right-of-use assets derecognized upon lease termination	14,774	6,506
Lease liabilities derecognized upon lease termination	16,103	7,450
Gain recognized upon lease termination	$1,329	$944

Operating lease term and discount rate were as follows:

	December 27,	December 29,
	2020	2019
Weighted average remaining lease term (years)	7.82	8.52
Weighted average discount rate	7.88%	7.95%

Certain of the Company’s operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops. Pass-through charges and payments based on percentage rent are included within variable lease cost.

The components of lease cost were as follows (in thousands):
-		Fiscal Year	Fiscal Year
	Classification	2020	2019
Operating lease cost	Occupancy and general and administrative expenses	$45,350	$45,604
Variable lease cost	Occupancy and general and administrative expenses	11,885	13,692
Total lease cost		$57,235	$59,296

Supplemental disclosures of cash flow information relating to leases is as follows (in thousands):

	Fiscal Year	Fiscal Year
	2020	2019
Operating cash flows rent paid for operating lease liabilities	$35,168	$47,335
Operating right-of-use assets obtained in exchange for new operating lease liabilities	20,369	15,765
Reduction in operating right-of-use assets due to lease terminations	$(14,774)	$(6,506)

Maturities of lease liabilities were as follows at December 27, 2020 (in thousands):

Operating Leases
2021	$51,156
2022	41,151
2023	36,628
2024	34,144
2025	31,481
Thereafter	110,376
Total lease payments	304,936
Less: imputed interest	(80,465)
Present value of lease liabilities	$224,471

(9) Debt and Credit Facilities

The components of long-term debt were as follows:

	December 27,	December 29,
	2020	2019
Revolving Credit Facility	$6,286	$—
Paycheck Protection Program loan	10,000	—
Less: current portion of long-term debt	(333)	—
Total long-term debt	$15,953	$—

Current portion of long-term debt	$333	$—

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

On August 19, 2020, the Company entered into Amendment No. 3 to the Credit Agreement to permit the Company to incur indebtedness in the form of a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million pursuant to the PPP under the CARES Act and (ii) revise financial covenants for the impact of the PPP proceeds.

On November 4, 2020, the Company entered into Amendment No. 4 to the Credit Agreement. The Amendment (i) reduced the periodic minimum liquidity level requirement for the Company through February 28, 2022 from a range of $25.0 million to $37.5 million to a range of $23.0 million to $37.5 million and (ii) adjusted the benchmark replacement rate.

As of December 27, 2020, the Company had $6.3 million outstanding under the Credit Agreement. There were no borrowings outstanding as of December 29, 2019. The Company is currently in compliance with all financial debt covenants.

On February 26, 2021, the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement. The Amendment (i) extends the maturity date from March 31, 2022 to January 31, 2023, (ii) decreases the revolving credit commitment from $40 million to $25 million, (iii) increases the interest rate by 50 basis points with respect to any CBFR Loan, (iv) increases the interest rate by 25 basis points with respect to any Eurodollar Loan, (v) amends the definition of EBITDA to exclude non-cash charges/gains in connection with certain equity interests of the Company, (vi) includes certain borrowing conditions relating to the Company’s Consolidated Cash Balance, (vii) permits the Company to repurchase/redeem its equity interests under certain conditions and (viii) revises the minimum monthly EBITDA and Liquidity thresholds the Company must maintain.

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

The Loan is scheduled to mature five years from the date on which PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company has used all of the PPP proceeds toward qualifying expenses and intends to pursue forgiveness of the Loan amount, but it is not able to determine the likelihood or the amount of forgiveness that will be obtained.

The Company has recorded the amount of the Loan as long-term debt in its consolidated balance sheet as of December 27, 2020 and related interest has been recorded to interest expense on its consolidated statement of operations for the year ended December 27, 2020.

(10) Restructuring

On November 3, 2020, as part of the Company’s COVID-related cost reduction efforts and to better align the Company’s general and administrative expenses with future strategy, we made the determination to reorganize and restructure the Company’s corporate team. The Company expects that this restructuring plan will result in annual general and administrative expense savings of $3.5 to $4.0 million. This was accomplished through corporate expense optimization, consolidating our shop support services, and through other expense and staff reductions. As a result, we reduced corporate employment levels by approximately 35 employees in the fourth quarter of 2020. The restructuring charges recognized in the fourth quarter of 2020 consist primarily of one-time termination benefits to employees. The Company substantially completed its planned restructuring actions during 2020, but we will continue to evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of our ongoing strategy. As such, we may incur additional restructuring related charges or adjustments to previously recorded charges in the future, however, we are unable to estimate the amount of charges at this time.

The accrued restructuring balances as of December 27, 2020 represent expected future cash payments required to satisfy our remaining obligations, which are expected to be paid throughout 2021.

Total
(Thousands)
Balance as of December 29, 2019	$—
Charges incurred	1,667
Payments made	(178)
Balance as of December 27, 2020	$1,489

(11) Capital Stock

As of December 27, 2020 and December 29, 2019, the Company had authorized an aggregate of 210,000 thousand shares of capital stock, of which 200,000 thousand shares were designated as common stock and 10,000 thousand shares were designated as preferred stock. As of December 27, 2020, the Company had issued and outstanding 33,935 thousand and 24,323 thousand shares of common stock, respectively. As of December 29, 2019, the Company had issued and outstanding 33,103 thousand and 23,638 thousand shares of common stock, respectively.

Common Stock

As of December 27, 2020, each share of common stock has the same relative rights and was identical in all respects to each other share of common stock. Each holder of shares of common stock is entitled to one vote for each share held by such holder at all meetings of stockholders.

On May 8, 2018, the Company announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits the Company, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. The Company did not repurchase any shares of its commons stock during 2020. In light of the COVID-19 pandemic, the Company does not have plans to repurchase any common stock under its stock repurchase program at this time. During the fiscal year 2019, the Company repurchased 648 thousand shares of its common stock for approximately $4.2 million under the stock repurchase program. As of December 27, 2020, the remaining dollar value of authorization under the share repurchase program was $37.9 million, which includes commission. Repurchased shares are included as treasury stock in the consolidated balance sheets and the consolidated statements of equity.

(12) Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. The Company made matching contributions of $0.2 million, $0.5 million, and $0.4 million for fiscal years 2020, 2019 and 2018, respectively.

(13) Stock-Based Compensation

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

On May 16, 2019, the Company’s stockholders approved the 2019 Plan and, in connection therewith, all equity awards made after that date were made under the 2019 Plan. On June 10, 2019, the Company registered 1,200 thousand shares of its common stock reserved for issuance under the 2019 Plan. The Amended and Restated 2013 Long-Term Incentive Plan (the “2013 Plan”) had 626 thousand remaining shares of common stock reserved for issuance, which are available for issuance under the 2019 Plan and no future awards will be made under the 2013 Plan. On June 24, 2020 the 2019 Plan was amended and restated effective to increase the number of shares of common stock authorized for issuance by 900 thousand shares, for a total of 2,100 thousand shares. As of December 27, 2020, there have been 2,908 thousand shares of restricted stock units and performance stock units granted under the 2019 Plan. There were no options or shares of common stock granted in 2020 or 2019 under the 2019 Plan. As of December 27, 2020, there are 2,068 thousand shares reserved for future issuance.

Stock Options

Under the Plans, the number of shares and exercise price of each option are determined by the committee designated by the Company’s Board of Directors. The options granted are generally exercisable within a 10-year period from the date of grant. The company awards options to certain employees including the senior leadership team. Options outstanding expire on various dates through the year 2028. The range of exercise prices for options outstanding as of December 27, 2020 is $7.22 to $20.53 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.

A summary of stock option activity is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 31, 2017	3,309	$10.71	$7,699	4.90
Granted	203	11.27
Exercised	(993)	8.30
Canceled	(369)	13.63
Outstanding—December 30, 2018	2,150	$11.49	$378	5.13
Granted	—	—
Exercised	(22)	7.93
Canceled	(354)	12.45
Outstanding—December 29, 2019	1,774	$11.34	$—	4.33
Granted	—	—
Exercised	—	—
Canceled	(541)	12.84
Outstanding—December 27, 2020	1,233	$10.68	$—	2.49
Exercisable—December 27, 2020	1,217	$10.65	$—	2.43

There were no stock option grants in 2020 and 2019. The following table reflects the average assumptions utilized in the Black-Scholes option-pricing model to value the options granted for 2018:

2018
Risk-free interest rate	3.0%
Expected life (years)	6.25
Expected dividend yield	—
Volatility	35.0%
Weighted average grant date fair value	$4.52

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

Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the years ended December 27, 2020, December 29, 2019 and December 30, 2018, the Company recognized stock-based compensation expense related to stock options of $0.1 million, $0.8 million and $1.4 million, respectively. The Company records stock-based compensation expense within general and administrative expenses in the consolidated statements of operations. As of December 27, 2020, unrecognized stock-based compensation expense related to stock options was $0.1 million, which will be recognized through fiscal year 2022.

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

A summary of RSU activity is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 31, 2017	267	$11.79
Granted	131	12.12
Vested	(121)	11.92
Canceled	(30)	11.05
Non-vested as of December 30, 2018	247	$11.99
Granted	402	6.47
Vested	(135)	11.94
Canceled	(51)	8.48
Non-vested as of December 29, 2019	463	$7.59
Granted	1,604	2.79
Vested	(231)	2.87
Canceled	(842)	3.65
Non-vested as of December 27, 2020	994	$3.35

For the years ended December 27, 2020, December 29, 2019 and December 30, 2018, the Company recognized stock-based compensation expense related to RSUs of $1.5 million, $1.5 million and $1.5 million, respectively. As of December 27, 2020, unrecognized stock-based compensation expense for RSUs was $1.3 million, which will be recognized though fiscal year 2023.

Performance stock units

The Company awards performance share units (“PSUs”) to certain employees. The PSUs have certain vesting conditions based upon the Company’s financial performance or the Company’s stock price.

The Company previously granted PSUs that are subject to service and performance vesting conditions. The PSUs will vest based on the Company’s achievement of certain targets related to adjusted EBITDA and same store sales goals. The quantity of shares that will vest ranges from 0% to 200% of the targeted number of shares. If the defined minimum targets are not met, then no shares will vest. For the year ended December 27, 2020, no expense was recognized related to PSUs with performance vesting conditions. These shares were not presented in the PSU table below given they are not expected to vest.

In 2020, the Company granted PSUs with multiple tranches that are subject to service and market vesting conditions. The fair market value was established using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of the Company’s common stock contingent on the Company’s achievement of a stock return on the Company’s common stock. The PSUs may vest during a performance period of five years. Compensation expense for these awards is being amortized over an average expected service period or earlier based on when each tranche’s vesting conditions are met. For the year ended December 27, 2020, the Company recognized stock-based compensation expense for PSUs with market vesting conditions of $0.9 million.

A summary of activity for PSUs with market vesting conditions is as follows:

PSUs	Number of PSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 29, 2019	—	$—
Granted	1,475	1.43
Vested	(501)	4.45
Canceled	(472)	1.50
Non-vested as of December 27, 2020	502	$1.38

(14) Quarterly Financial Data (Unaudited)

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

The following table presents selected unaudited quarterly financial data for periods indicated (in thousands, except per share data):

	Fiscal Year 2020
	March 29	June 28	September 27	December 27
Total revenues	$87,590	$56,162	$72,663	$74,866
Loss from operations	(16,985)	(21,887)	(16,138)	(16,122)
Net loss attributable to Potbelly Corporation	(13,336)	(22,216)	(13,412)	(16,427)
Loss per share attributable to common stockholders-basic	(0.56)	(0.93)	(0.56)	(0.68)
Loss per share attributable to common stockholders-diluted	(0.56)	(0.93)	(0.56)	(0.68)

	Fiscal Year 2019
	March 31	June 30	September 29	December 29
Total revenues	$98,087	$105,630	$104,238	$101,752
Income (loss) from operations	(4,723)	(1,468)	(2,143)	(862)
Loss attributable to Potbelly Corporation	(18,439)	(1,866)	(2,355)	(1,332)
Loss per share attributable to common stockholders-basic	(0.76)	(0.08)	(0.10)	(0.06)
Loss per share attributable to common stockholders-diluted	(0.76)	(0.08)	(0.10)	(0.06)

(15) Commitments and Contingencies

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

(16) Related Party Transactions

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

(17) Subsequent Events

Securities Purchase Agreement

On February 9, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited Purchasers (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement an aggregate of (i) 3,249,668 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 1,299,861 shares of common stock, for an aggregate purchase price of $15.9 million (the “Offering”). The Warrants will be exercisable at an exercise price of $5.45 per share at any time on or after August 13, 2021 and will and expire five years from the date of issuance. The Warrants will be exercisable by net exercise.

The Offering closed on February 12, 2021. The Company received aggregate gross proceeds of approximately $15.9 million, before deducting placement agent fees and offering expenses of approximately $1 million, and excluding the exercise of any warrants.

Credit Facility

A Fifth Amendment to the Credit Agreement was entered into as of February 26, 2021. See Note 9 for further details.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 27, 2020. Based upon that evaluation, we have concluded that, as of December 27, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 27, 2020. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 27, 2020, our internal control over financial reporting was effective, at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this item will be contained in Potbelly’s definitive proxy statement for the 2021 Annual Meeting (our “Proxy Statement”) and is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table presents certain information related to Potbelly’s equity incentive plans under which the equity securities are authorized for issuance as of December 27, 2020 (shares in thousands):

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,233	$10.68	2,068	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,233	$10.68	2,068

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

10.3A

Potbelly Corporate 2019 Long-Term Incentive Plan (As Amended and Restated Effective June 24, 2020) (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed June 30, 2020 and incorporated herein by reference). †

10.4	Potbelly Corporation Non-Employee Director Compensation Plan (filed as Exhibit 10.2 to Form 10-Q (File No. 001-36104) filed August 8, 2019 and incorporated herein by reference). †

10.5

Second Amended and Restated Credit Agreement, dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, (filed as Exhibit 10.1 to Form 10-Q (File No. 001-36104) filed August 8, 2019 and incorporated herein by reference).

10.5A

Amendment No. 1, dated May 15, 2020, to the Second Amended and Restated Credit Agreement, dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to Form 10-Q (File No. 001-36104) filed May 18, 2020 and incorporated herein by reference).

10.5B

Amendment No. 2, dated July 17, 2020, to the Second Amended and Restated Credit Agreement, dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.2 to Form 10-Q (File No. 001-36104) filed August 5, 2020 and incorporated herein by reference).

10.5C

Amendment No. 3, dated August 19, 2020, to the Second Amended and Restated Credit Agreement, dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed August 21, 2020 and incorporated herein by reference).

10.5D

Amendment No. 4, dated November 4, 2020, to the Second Amended and Restated Credit Agreement, dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed November 9, 2020 and incorporated herein by reference).

10.5E

Amendment No. 5, dated February 26, 2021, to the Second Amended and Restated Credit Agreement, dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger.

Exhibit Number	Description of Exhibit

10.6

Form of Securities Purchase Agreement, dated February 9, 2021, by and among the Company and the persons party thereto (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed February 10, 2021 and incorporated herein by reference).

10.7

Form of Warrant to Purchase Common Stock to be issued pursuant to the Securities Purchase Agreement (filed as Exhibit 10.2 to Form 8-K (File No. 001-36104) filed February 10, 2021 and incorporated herein by reference).

10.8

Form of Registration Rights Agreement to be entered into by and among the Company and the persons party thereto (filed as Exhibit 10.3 to Form 8-K (File No. 001-36104) filed February 10, 2021 and incorporated herein by reference).

10.9

Executive Employment Contract between Potbelly Corporation and Alan Johnson dated November 29, 2017 (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed December 1, 2017 and incorporated herein by reference). †

10.10

First Amendment of Executive Employment Agreement between Potbelly Corporation and Alan Johnson dated May 14, 2018 (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed May 14, 2018 and incorporated herein by reference). †

10.11

Executive Employment Agreement, dated July 25, 2013, between Potbelly Corporation and Matthew Revord (filed as Exhibit 10.5 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference) †

10.12

Amendment to Executive Employment Agreement, dated April 22, 2015, between Potbelly Corporation and Matthew Revord (filed as Exhibit 10.6 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference) †

10.13

Retention Agreement between Potbelly Corporation and Matthew Revord, dated July 17, 2017 (filed as Exhibit 10.3 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference) †

10.14

Executive Employment Agreement, dated May 11, 2018, effective June 4, 2018, between Potbelly Corporation and Brandon Rhoten (filed as Exhibit 10.11 to Form 10-K (File No. 001-36104) filed February 27, 2020 and incorporated reference herein).†

10.15

Executive Employment Agreement, dated May 1, 2015, between Potbelly Corporation and Julie Younglove-Webb (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed May 4, 2015 and incorporated herein by reference) †

10.16

Retention Agreement between Potbelly Corporation and Julie Younglove-Webb, dated July 17, 2017 (filed as Exhibit 10.4 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference) †

10.17

Executive Employment Agreement, dated April 6, 2020, between Potbelly Corporation and Steve Cirulis (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed April 13, 2020 and incorporated herein by reference). †

10.18

Executive Employment Agreement, dated July 20, 2020, between Potbelly Corporation and Robert D. Wright (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed July 20, 2020 and incorporated herein by reference). †

10.19

Executive Employment Agreement, dated August 28, 2020, between Potbelly Corporation and Adam Noyes (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed September 1, 2020 and incorporated herein by reference). †

10.20	Executive Employment Agreement, dated September 30, 2019, between Potbelly Corporation and Jeff Douglas †

10.21	Executive Employment Agreement, dated November 11, 2020, between Potbelly Corporation and Adiya Dixon †

10.22	Agreement and General Release, dated August 11, 2020, between Potbelly Corporation and Alan Johnson †

10.23	Agreement and General Release, dated December 4, 2020, between Potbelly Corporation and Brandon Rhoten †

10.24	Agreement and General Release, dated December 18, 2020, between Potbelly Corporation and Matthew Revord †

10.25

Settlement Agreement, dated October 2, 2017, between Potbelly Corporation, Ancora Advisors, LLC, Ancora Catalyst Fund LP, Merlin Partners LP and Frederick DiSanto (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed October 5, 2017 and incorporated herein by reference).

10.26

Settlement Agreement, dated April 12, 2018, between Potbelly Corporation, Privet Fund LP, Privet Fund Management LLC, Ryan Levenson and Ben Rosenzweig (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed April 13, 2018 and incorporated herein by reference).

Exhibit Number	Description of Exhibit

10.27

Settlement Agreement, by and among Potbelly Corporation, Intrinsic Investment Holdings, LLC, the Vann A. Avedisian Trust U/A 8/29/85, Vann A. Avedisian, KGT Investments, LLC, The Khimji Foundation, Mahmood Khimji, Bryant L. Keil, Neil Luthra, David J. Near and Todd W. Smith, dated May 10, 2020 (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed May 11, 2020 and incorporated herein by reference).

10.28

Promissory Note, effective as of August 7, 2020, between Potbelly Sandwich Works, LLC and Harvest Small Business Finance, LLC (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed August 14, 2020 and incorporated by reference herein.)

10.29

Form of stock option agreement for grants during year 2011 for named executive officers pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.11 to Form S-1(File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.30

Form of stock option agreement for grants for non-employee directors pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.13 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.31	Form of stock option agreement pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.14 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.32

Form of Restricted Stock Unit Award Agreement pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.16 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.33

Form of Director Restricted Stock Unit Award Agreement for non-employee directors pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.16 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference)

10.34

Form of Restricted Stock Unit Award Agreement pursuant to 2019 Long-Term Incentive Plan, As Amended and Restated (filed as Annex A to the Definitive Proxy Statement (File No. 001-36104) filed May 20, 2020 and incorporated herein by reference)

10.35	Form of Director Restricted Stock Unit Award Agreement for non-employee directors pursuant to 2019 Long-Term Incentive Plan, As Amended and Restated

10.36

Restricted Stock Unit Inducement Award Agreement effective as of August 5, 2020, between Potbelly Corporation and Robert D. Wright (filed as Exhibit 10.5 to Form 10-Q (File No. 001-36104) filed November 5, 2020 and incorporated herein by reference). †

10.37

Restricted Stock Unit Inducement Award Agreement effective as of August 28, 2020, between Potbelly Corporation and Adam Noyes (filed as Exhibit 10.6 to Form 10-Q (File No. 001-36104) filed November 5, 2020 and incorporated herein by reference). †

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit Number	Description of Exhibit

†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Potbelly Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTBELLY CORPORATION
/s/ Robert Wright
Robert Wright Chief Executive Officer and President March 12, 2021 /s/ Steven Cirulis
Steven Cirulis
By:	Chief Financial Officer March 12, 2021

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Wright and Adiya Dixon and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Wright Robert Wright	Chief Executive Officer and President; Director (Principal Executive Officer)	March 12, 2021
/s/ Steven Cirulis Steven Cirulis	Senior Vice President, Chief Financial Officer, Chief Strategy Officer (Principal Financial Officer, Principal Accounting Officer)	March 12, 2021

/s/ Joseph Boehm Joseph Boehm	Director	March 12, 2021

/s/ Adrian Butler Adrian Butler	Director	March 12, 2021

/s/ Marla Gottschalk Marla Gottschalk	Director	March 12, 2021

/s/ David Head David Head	Director	March 12, 2021

/s/ David Near David Near	Director	March 12, 2021
/s/ Ben Rosenzweig Ben Rosenzweig	Director	March 12, 2021
/s/ Todd W. Smith Todd W. Smith	Director	March 12, 2021