Form 10-Q
period 2021-03-28
POTBELLY CORP
filed 2021-05-06
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission File Number: 001-36104

Potbelly Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-4466837
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)
111 N. Canal Street, Suite 325 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (312) 951-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PBPB	The NASDAQ Stock Market LLC
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

As of April 25, 2021, the registrant had 27,966,488 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Potbelly Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except par value data, unaudited)

	March 28,	December 27,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$11,507	$11,126
Accounts receivable, net of allowances of $11 and $47 as of March 28, 2021 and December 27, 2020, respectively	4,636	4,354
Inventories	2,683	2,989
Prepaid expenses and other current assets	4,516	4,839
Total current assets	23,342	23,308
Property and equipment, net	55,670	61,193
Right-of-use assets for operating leases	181,165	189,141
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred expenses, net and other assets	4,215	4,089
Total assets	$270,018	$283,357
Liabilities and Equity
Current liabilities
Accounts payable	$6,499	$6,206
Accrued expenses	25,574	23,742
Short-term operating lease liabilities	32,098	35,325
Current portion of long-term debt	833	333
Total current liabilities	65,004	65,606
Long-term debt, net of current portion	11,953	15,953
Long-term operating lease liabilities	181,705	189,146
Other long-term liabilities	5,066	7,157
Total liabilities	263,728	277,862
Commitments and contingencies (Note 10)
Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 27,636 and 24,323 shares as of March 28, 2021 and December 27, 2020, respectively	372	339
Warrants	2,566	—
Additional paid-in-capital	450,708	438,174
Treasury stock, held at cost, 9,612 and 9,612 shares as of March 28, 2021, and December 27, 2020, respectively	(113,266)	(113,266)
Accumulated deficit	(333,949)	(319,477)
Total stockholders’ equity	6,431	5,770
Non-controlling interest	(141)	(275)
Total equity	6,290	5,495
Total liabilities and equity	$270,018	$283,357

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(amounts in thousands, except per share data, unaudited)

	For the 13 Weeks Ended
	March 28,	March 29,
	2021	2020
Revenues
Sandwich shop sales, net	$77,501	$86,961
Franchise royalties and fees	562	629
Total revenues	78,063	87,590

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	21,469	24,174
Labor and related expenses	28,614	30,397
Occupancy expenses	13,599	15,028
Other operating expenses	13,335	12,765
Advertising	460	441
General and administrative expenses	7,423	9,834
Depreciation expense	4,174	5,456
Pre-opening costs	—	64
Impairment, loss on disposal of property and equipment and shop closures	3,122	6,416
Total expenses	92,196	104,575
Loss from operations	(14,133)	(16,958)

Interest expense, net	288	74
Loss before income taxes	(14,421)	(17,059)
Income tax expense (benefit)	53	(3,709)
Net loss	(14,474)	(13,350)
Net loss attributable to non-controlling interest	(2)	(14)
Net loss attributable to Potbelly Corporation	$(14,472)	$(13,336)

Net loss per common share attributable to common stockholders:
Basic	$(0.56)	$(0.56)
Diluted	$(0.56)	$(0.56)
Weighted average shares outstanding:
Basic	25,944	23,646
Diluted	25,944	23,646

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts and shares in thousands, unaudited)

For the 13 weeks ended:	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 29, 2019	23,638	331	(112,680)	—	435,278	(254,081)	321	$69,169
Cumulative impact of Topic 326, net of tax of $2	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	(13,336)	(14)	(13,350)
Shares issued under equity compensation plans	68	—	—	—	—	—	—	—
Treasury shares used for stock-based plans	(22)	—	(71)	—	—	—	—	(71)
Distributions to non-controlling interest	—	—	—	—	—	—	(172)	(172)
Contributions from non-controlling interest	—	—	—	—	—	—	143	143
Stock-based compensation expense	—	—	—	—	490	—	—	490
Balance at March 29, 2020	23,684	$331	$(112,751)	$—	$435,768	$(267,422)	$278	$56,204

Balance at December 27, 2020	24,323	339	(113,266)	—	438,174	(319,477)	(275)	$5,495
Net loss	—	—	—	—	—	(14,472)	(2)	(14,474)
Shares issued under equity compensation plans	63	1	—	—	(1)	—	—	—
Issuance of common shares and warrants, net of fees	3,250	32	—	2,566	12,342	—	—	14,940
Contributions from non-controlling interest	—	—	—	—	—	—	136	136
Stock-based compensation expense	—	—	—	—	193	—	—	193
Balance at March 28, 2021	27,636	$372	$(113,266)	$2,566	$450,708	$(333,949)	$(141)	$6,290

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 13 Weeks Ended
	March 28,	March 29,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,474)	$(13,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	4,174	5,456
Noncash lease expense	6,287	7,295
Deferred income tax	5	5
Stock-based compensation expense	193	490
Asset impairment, store closure and disposal of property and equipment	2,741	6,050
Other operating activities	85	20
Changes in operating assets and liabilities:
Accounts receivable, net	(282)	1,620
Inventories	306	228
Prepaid expenses and other assets	(12)	(3,252)
Accounts payable	228	(767)
Operating lease liabilities	(8,991)	(7,467)
Accrued expenses and other liabilities	40	(4,144)
Net cash (used in) provided by operating activities:	(9,700)	(7,816)

Cash flows from investing activities:
Purchases of property and equipment	$(1,300)	$(4,860)
Net cash used in investing activities:	(1,300)	(4,860)

Cash flows from financing activities:
Borrowings under credit facility	$8,000	$39,786
Repayments under credit facility	(11,500)	—
Payment of debt issuance costs	(195)	—
Proceeds from issuance of common shares and warrants, net of fees	14,940	—
Employee taxes on certain stock-based payment arrangements	—	(71)
Distributions to non-controlling interest	—	(172)
Contributions from non-controlling interest	136	143
Net cash provided by (used in) financing activities:	11,381	39,686

Net increase (decrease) in cash and cash equivalents	381	27,010
Cash and cash equivalents at beginning of period	11,126	18,806
Cash and cash equivalents at end of period	$11,507	$45,816

Supplemental cash flow information:
Income taxes paid	$10	$9
Interest paid	238	25
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$421	$1,091

See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company”, “Potbelly”, “we”, “us” or “our”), through its wholly owned subsidiaries, owns and operates 399 company-owned shops in the United States. Additionally, Potbelly franchisees operate 45 shops in the United States.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in our Annual Report on Form 10-K for the year ended December 27, 2020. The unaudited condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly our balance sheet as of March 28, 2021 and December 27, 2020, our statement of operations for the 13 weeks ended March 28, 2021 and March 29, 2020, the statement of equity for the 13 weeks ended March 28, 2021 and March 29, 2020, and our statement of cash flows for the 13 weeks ended March 28, 2021 and March 29, 2020 have been included. The condensed consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

Beginning with the third quarter of 2020, shop closure and lease termination expenses are being presented within impairment, loss on disposal of property and equipment and shop closures in our condensed consolidated statements of operations. Prior to the third quarter of 2020, shop closure and lease termination expenses were presented within general and administrative expenses. Prior period amounts have been reclassified to conform to the current presentation. This reclassification had no impact on the loss from operations, balance sheets or statements of cash flows.

We do not have any components of other comprehensive income recorded within our consolidated financial statements and therefore, does not separately present a statement of comprehensive income in our condensed consolidated financial statements.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus ("COVID-19") and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. In response to the pandemic, many states and jurisdictions in which we operate have issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus. We initially closed the vast majority of our dining rooms and shifted to off-premise operations only, and we experienced a sudden and drastic decrease in revenues. While the pandemic continues to have an impact on our business, the distribution of COVID-19 vaccines and a decline in positive cases and hospitalizations has resulted in a gradual improvement in our sales during the first quarter of 2021. Nearly all of our shops have reopened their dining rooms, many with continued restrictions, such as social distancing and limited capacities, to ensure the health and safety of our guests and employees. We continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Due to the rapid development and fluidity of this situation, we cannot determine the ultimate impact that the COVID-19 pandemic will have on our consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate impact on our consolidated financial condition, liquidity, and future results of operations is uncertain.

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

Fiscal Year

We use a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2021 and 2020 both consist of 52 weeks. The fiscal quarters ended March 28, 2021 and March 29, 2020 each consisted of 13 weeks.

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

Recent Accounting Pronouncements

On December 28, 2020, we adopted Accounting Standard Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). This pronouncement simplifies the accounting for certain financial instruments with liability and equity characteristics, including convertible instruments and contracts on an entity’s own equity. It removes certain criteria that previously had to be satisfied in order to classify a contract as equity and revises the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding a company’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other. There was no impact to our financial statement or loss per share presentation in the period of adoption due to the impact of adopting this pronouncement.

(2) Revenue

We primarily earn revenue at a point in time for sandwich shop sales which can occur in person at the shop, over our online or app platforms, or through a third-party platform. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities. We have other revenue generating activities outlined below.

Franchise Revenue

We earn an initial franchise fee, a franchise development agreement fee and ongoing royalty fees under our franchise agreements. Initial franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. As such, these franchise fees are recognized over the contractual term of the franchise agreement. We record a contract liability for the unearned portion of the initial franchise fees. Franchise development agreement fees represent the exclusivity rights for a geographical area paid by a third party to develop Potbelly shops for a certain period of time. Franchise development agreement fee payments received by us are recorded as deferred revenue in the consolidated balance sheet and amortized over the life of the franchise development agreement. Royalty fees are based on a percentage of sales and are recorded as revenue as the fees are earned and become receivable from the franchisee.

Gift Card Redemptions / Breakage Revenue

We sell gift cards to customers, record the sale as a contract liability and recognize the associated revenue as the gift card is redeemed. A portion of these gift cards are not redeemed by the customer, which is recognized by us as revenue as a percentage of customers gift card redemptions. The expected breakage amount recognized is determined by a historical data analysis on gift card redemption patterns.

We recognized gift card breakage income of $0.1 million and $0.1 million for the 13 weeks ended March 28, 2021, and March 29, 2020, respectively, which is recorded within net sandwich shop sales in our condensed consolidated statements of operations.

Loyalty Program

During the second quarter of 2020, we implemented a new customer loyalty program for customers using the Potbelly Perks application at the point of sale. The customer will typically earn 10 points for every dollar spent in addition to any active promotions, and the customer will earn a free entrée after earning 1,000 points. We defer revenue associated with the estimated selling price of points earned by Potbelly Perks members towards free entrées as each point is earned, and a corresponding liability is established in deferred revenue. The deferral is based on the estimated value of the product for which the reward is expected to be redeemed, net of estimated unredeemed points. Once a customer earns a free entrée, that entrée reward will expire after 30 days. Any point in a customer’s account that does not go toward earning a full entrée will expire a year after the point is earned. When points are redeemed, we recognize revenue for the redeemed product and reduces deferred revenue.

For the 13 weeks ended March 28, 2021 revenue recognized from all revenue sources on point in time sales was $77.5 million, and revenue recognized from sales over time was $0.1 million. For the 13 weeks ended March 29, 2020, revenue recognized from all revenue sources on point in time sales was $87.5 million, and revenue recognized from sales over time was $0.1 million.

Contract Liabilities

As described above, we record current and noncurrent contract liabilities for upfront franchise fees, gift cards and the loyalty program. There are no other contract liabilities or contract assets recorded by us. The opening and closing balances of our current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 27, 2020	$(3,138)	$(1,707)
Ending balance as of March 28, 2021	(2,846)	(1,634)
Decrease in contract liability	$(292)	$(73)

The aggregate value of remaining performance obligations on outstanding contracts was $4.5 million as of March 28, 2021. We expect to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2021	$1,500
2022	1,313
2023	216
2024	183
2025	331
Thereafter	937
Total revenue recognized	$4,480

For the 13 weeks ended March 28, 2021, the amount of revenue recognized related to the December 27, 2020 liability ending balance was $0.6 million. For the 13 weeks ended March 29, 2020, the amount of revenue recognized related to the December 31, 2019 liability ending balance was $0.5 million. This revenue related to the recognition of gift card redemptions and upfront franchise fees. For the 13 weeks ended March 28, 2021 and March 29, 2020, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.

(3) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

We assess potential impairments to our long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the 13 weeks ended March 28, 2021, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $148 thousand for the 13 weeks ended March 28, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

The book value of the long-term debt under the Credit Agreement, subsequently amended most recently as of February 26, 2021 and further discussed in Note 7, is considered to approximate its fair value as of March 28, 2020 as the interest rates are considered in line with current market rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

During the first quarter of 2021, we amended the lease for our corporate Support Center office in Chicago to relocate to a different office space within the same building. As a result of this relocation, the leasehold improvements of the original office space were disposed, resulting in a loss on disposal of $2.5 million based on the remaining net book value of those assets.

(4) Loss Per Share

Basic and diluted income per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the 13 weeks ended March 28, 2021, we had a loss per share, and therefore potentially dilutive shares were excluded from the calculation.

The following table summarizes the loss per share calculation:

	For the 13 Weeks Ended
	March 28,	March 29,
	2021	2020
Net loss attributable to Potbelly Corporation	$(14,472)	$(13,336)
Weighted average common shares outstanding-basic	25,944	23,646
Plus: Effect of potential stock options exercise	—	—
Weighted average common shares outstanding-diluted	25,944	23,646
Loss per share available to common stockholders-basic	$(0.56)	$(0.56)
Loss per share available to common stockholders-diluted	$(0.56)	$(0.56)
Potentially dilutive shares that are considered anti-dilutive:
Common share options	2,544	2,294

(5) Income Taxes

The interim tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that occur during the quarter. We regularly assess the need for a valuation allowance related to our deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019, resulting in a non-cash charge to income tax expense of $13.6 million. We continue to maintain a valuation allowance against all of our deferred tax assets as of March 28, 2021. We did not provide for an income tax benefit on our pre-tax loss for the 13 weeks ended March 28, 2021 and March 29, 2020. We assess the likelihood of the realization of our deferred tax assets each quarter and the valuation allowance is adjusted accordingly.

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain NOLs and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, accelerate refunds of previously generated corporate AMT credits, loosen the business interest limitation under section 163(j), and fix the qualified improvement property regulations in the 2017 Tax Cuts and Jobs Act. As a result of the CARES Act, we estimated that we will be able to obtain a tax refund of $6.7 million from the carryback of NOLs and a refund of prior AMT credits. We received the entire amount of the refund during fiscal year 2020. We recognized $3.7 million of this income tax benefit during the first quarter of 2020.

(6) Leases

We determine if a contract contains a lease at inception. We lease retail shops, warehouse and office space under operating leases. For leases with renewal periods at our option, we determine the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease.

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

Beginning in fiscal year 2020, as a result of COVID-19, we held discussions with landlords regarding restructuring of our leases in light of various contractual and legal defenses and have subsequently entered into a total of 339 amendments with our respective landlords as of March 28, 2021. Under these amendments, certain rent payments have been abated, deferred or modified without penalty for various periods, generally covering two to four months of rent payments. During the 13 weeks ended March 28, 2021, we received concessions from certain landlords in the form of rent deferrals and abatements which were not substantial, and we have elected to not account for these rent concessions as lease modifications.

During the 13 weeks ended March 28, 2021, we terminated 2 leases. We incurred $0.2 million in lease termination fees related to these leases for the 13 weeks ended March 28, 2021. Upon termination of leases during the 13 weeks ended March 28, 2021, we derecognized ROU assets of $0.6 million and lease liabilities of $0.7 million that resulted in a net gain of $0.1 million that is recorded in impairment, loss on disposal of property and equipment and shop closures.

During the first quarter of 2021, we amended the lease for our corporate Support Center office in Chicago to relocate to a different office space within the same building. We accounted for this amendment as a lease modification which resulted in a decrease in the related right-of-use asset and lease liability of $2.7 million.

Operating lease term and discount rate were as follows:

	March 28,	March 29,
	2021	2020
Weighted average remaining lease term (years)	7.65	8.33
Weighted average discount rate	7.83%	7.90%

Certain of our operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops. Pass-through charges and payments based on percentage rent are included within variable lease cost.

The components of lease cost were as follows:

		13 weeks ended
		March 28,	March 29,
	Classification	2021	2020
Operating lease cost	Occupancy and General and administrative expenses	10,411	11,770
Variable lease cost	Occupancy	3,239	3,322
Total lease cost		$13,650	$15,092

Supplemental disclosures of cash flow information related to leases were as follows:

	13 weeks ended
	March 28,	March 29,
	2021	2020
Operating cash flows rent paid for operating lease liabilities	12,914	11,979
Operating right-of-use assets obtained in exchange for new operating lease liabilities	1,718	5,534
Reduction in operating right-of-use assets due to lease terminations and modifications	3,294	1,439

As of March 28, 2021, we had no real estate leases entered into that had not yet commenced.

Maturities of lease liabilities were as follows as of March 28, 2021:

Operating Leases
Remainder of 2021	36,613
2022	39,353
2023	37,229
2024	34,706
2025	31,823
2026	28,224
Thereafter	82,198
Total lease payments	290,146
Less: imputed interest	(76,343)
Present value of lease liabilities	$213,803

(7) Debt and Credit Facilities

The components of long-term debt were as follows:

	March 28,	December 27,
	2021	2020
Revolving credit facility	$2,786	$6,286
Paycheck Protection Program loan	10,000	10,000
Less: current portion of long-term debt	(833)	(333)
Total long-term debt	$11,953	$15,953

Current portion of debt	$833	$333

Revolving credit facility

On August 7, 2019, we entered into a second amended and restated revolving credit facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”) that expires in July 2022. The Credit Agreement amends and restates that certain amended and restated revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. The Credit Agreement provided, among other things, for a revolving credit facility in a maximum principal amount $40 million, with possible future increases of up to $20 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a specified margin or (ii) a prime rate as announced by JP Morgan plus a specified margin. The applicable margin was determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we were required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility. So long as certain total leverage ratios, EBITDA thresholds and minimum liquidity requirements are met and no default or event of default has occurred or would result, there was no limit on the “restricted payments” (primarily distributions and equity repurchases) that we may make, provided that proceeds of the loans under the Credit Agreement may not be used for purposes of making restricted payments.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020, we drew on the credit facility to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic, and we amended the Credit Agreement throughout fiscal year 2020.

Most recently, we entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement on February 26, 2021. As a result of the Amendment (i) the maturity date was extended from March 31, 2022 to January 31, 2023, (ii) the revolving credit commitment decreased from $40 million to $25 million, (iii) the interest rate margin with respect to any Commercial Bank Floating Rate Loan increased to 2.75%, (iv) the interest rate margin with respect to any Eurodollar Loan increased to 5.00%, (v) the definition of EBITDA was amended to exclude non-cash charges/gains in connection with certain equity interests of the Company, (vi) certain borrowing conditions relating to the Company’s Consolidated Cash Balance were instituted, (vii) the Company is permitted to repurchase/redeem its equity interests under certain conditions and (viii) the minimum monthly EBITDA and Liquidity thresholds the Company must maintain were revised.

As of March 28, 2021, we had $2.8 million outstanding under the Credit Agreement. As of March 29, 2020, we had $39.8 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.

Paycheck Protection Program Loan

On August 10, 2020, PSW, an indirect subsidiary of the Company, entered into a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million (the “Loan”), pursuant to the PPP under the CARES Act. The Loan was necessary to support our ongoing operations due to the economic uncertainty resulting from the COVID-19 pandemic and lack of access to alternative sources of liquidity.

The Loan is scheduled to mature five years from the date on which PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. We have used all of the PPP proceeds toward qualifying expenses and intend to pursue forgiveness of the Loan amount, but we are not able to determine the likelihood or the amount of forgiveness that will be obtained.

We have recorded the amount of the Loan as long-term debt in our condensed consolidated balance sheet as of March 28, 2021 and related interest has been recorded to interest expense in our condensed consolidated statement of operations for the 13 weeks ended March 28, 2021.

(8) Restructuring

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

The accrued restructuring balances as of March 28, 2021 represent expected future cash payments required to satisfy our remaining obligations, which are expected to be paid throughout 2021.

Total
(Thousands)
Balance as of December 27, 2020	$1,489
Charges incurred	—
Payments made	(478)
Balance as of March 28, 2021	$1,011

(9) Capital Stock

On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the 13 weeks ended March 28, 2021, we did not repurchase any shares of its common stock. In light of the COVID-19 pandemic, we do not have plans to repurchase any common stock under our stock repurchase program at this time.

On February 9, 2021, we closed on a Securities Purchase Agreement (the “SPA”) for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are initially exercisable commencing August 13, 2021 through their expiration date of August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants was based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method.

(10) Stock-Based Compensation

Stock options

We have awarded stock options to certain employees and certain non-employee members on our Board of Directors. The grants generally vest over a four-year period. The fair value of stock options is determined using the Black-Scholes option pricing model. There were no stock options granted during the 13 weeks ended March 28, 2021.

A summary of stock option activity for the 13 weeks ended March 28, 2021 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 27, 2020	1,233	$10.68	$—	2.49
Granted	—	—
Exercised	—	—
Canceled	(307)	12.61
Outstanding—March 28, 2021	926	10.04	$—	1.81
Exercisable—March 28, 2021	922	$10.03	$—	1.79

Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the 13 weeks ended March 28, 2021, we recognized stock-based compensation expense related to stock options of $0.1 million. For the 13 weeks ended March 29, 2020, we recognized stock-based compensation expense related to stock options of $0.2 million. As of March 28, 2021, unrecognized stock-based compensation expense for stock options was $0.1 million, which will be recognized through fiscal year 2022. We record stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.

Restricted stock units

We award restricted stock units (“RSUs”) to certain employees and certain non-employee members on our Board of Directors. The Board of Director grants have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The employee grants vest in one-third increments over a three-year period. For the 13 weeks ended March 28, 2021, we recognized stock-based compensation expense related to RSUs of $0.1 million. For the 13 weeks ended March 29, 2020, we recognized stock-based compensation expense related to RSUs of $0.3 million. As of March 28, 2021, unrecognized stock-based compensation expense for RSUs was $1.9 million, which will be recognized though fiscal year 2023.

A summary of RSU activity for the 13 weeks ended March 28, 2021 is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 27, 2020	994	$3.35
Granted	179	5.60
Vested	(22)	6.02
Canceled	(13)	—
Non-vested as of March 28, 2021	1,138	$3.59

Performance stock units

We award performance share units (“PSUs”) to certain of its employees. The PSUs have certain vesting conditions based upon our financial performance or our stock price.

We have granted PSUs that are subject to service and market vesting conditions. The fair market value was established using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. The PSUs may vest during a performance period of five years. Compensation expense for these awards is being amortized over an average expected service period or earlier based on when each tranche’s vesting conditions are met. For the 13 weeks ended March 28, 2021, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.1 million.

A summary of activity for PSUs with market vesting conditions for the 13 weeks ended March 28, 2021 is as follows:

PSUs	Number of PSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 27, 2020	502	1.38
Granted	—	—
Vested	(41)	5.66
Canceled	—	—
Non-vested as of March 28, 2021	461	$1.37

(11) Commitments and Contingencies

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

(12) Related Party Transactions

In connection with our sale of common stock and warrants to purchase common stock in February 2021 in a private placement, certain of our stockholders that owned greater than 5% of our outstanding shares prior to the closing of the private placement purchased shares of common stock and warrants to purchase common stock on the same terms as the other shares and warrants that were offered and sold in the offering. The purchasers included the following stockholders, none of which owned more than 8.5% of our outstanding common stock prior to the closing of the private placement: 201,514 shares of common stock and warrants to purchase 80,605 shares of common stock were purchased by 180 Degree Capital Corp., for an aggregate purchase price of approximately $1.0 million and 164,875 shares of common stock and warrants to purchase 65,950 shares of common stock were purchased by B&W Pension Trust (of which 180 Degree Capital Corp. is the investment advisor and may be deemed to be a beneficial owner of such shares), for an aggregate purchase price of approximately $0.8 million; 223,904 shares of common stock and warrants to purchase 89,561 shares of common stock were purchased by Agman Investments LLC, for an aggregate purchase price of approximately $1.1 million; 366,389 shares of common stock and warrants to purchase 146,555 shares of common stock were purchased by funds controlled by Ancora Holdings Inc., for an aggregate purchase price of approximately $1.8 million; 193,372 shares of common stock and warrants to purchase 77,348 shares of common stock were purchased by Chain of Lakes Investment Fund, LLC, for an aggregate purchase price of approximately $0.9 million; and 407,099 shares of common stock were purchased by Intrinsic Investment Holdings, LLC, for an aggregate purchase price of approximately $2.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to: our future financial position and results of operations, estimated costs associated with our closure of underperforming shops, and the implementation and results of strategic initiatives. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, the potential future impact of COVID-19 on our business and results of operations; compliance with covenants in our credit facility; competition; general economic conditions; our ability to successfully implement our business strategy; the success of our initiatives to increase sales and traffic; changes in commodity, energy and other costs; our ability to attract and retain management and employees; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Business

Potbelly Corporation is a neighborhood sandwich concept that has been feeding customers’ smiles with warm, toasty sandwiches, signature salads, hand-dipped shakes and other fresh menu items, customized just the way customers want them, for more than 40 years. Potbelly owns and operates Potbelly Sandwich Shop concepts in the United States. We also have domestic franchise operations of Potbelly Sandwich Shop concepts. Potbelly’s chief operating decision maker is our Chief Executive Officer. Based on how our Chief Executive Officer reviews financial performance and allocates resources on a recurring basis, we have one operating segment and one reportable segment.

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

The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company-	Franchise-	Total
	Operated	Operated	Company
Shops as of December 29, 2019	428	46	474
Shops opened	3	—	3
Shops closed	(4)	—	(4)
Shops as of March 29, 2020	427	46	473

Shops as of December 27, 2020	400	46	446
Shops opened	—	—	—
Shops closed	(1)	(1)	(2)
Shops as of March 28, 2021	399	45	444

Impact of COVID-19 on Our Business

On January 30, 2020, the WHO announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic has significantly impacted economic conditions in the United States where all our shops are located. In response to the pandemic, many states and jurisdictions in which we operate issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus. While most of our company-owned shops remained open in accordance with guidance from local authorities, these measures resulted in us closing the vast majority our dining rooms and shifting to off-premise operations only, and we experienced a sudden and drastic decrease in revenues. While the pandemic continues to have an impact on our business, the distribution of COVID-19 vaccines and a decline in positive cases and hospitalizations has resulted in a gradual improvement in our sales during the first quarter of 2021. Nearly all of our shops have reopened their dining rooms with some restrictions depending on local regulations, such as social distancing and limited capacities, to ensure the health and safety of our guests and employees. We continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction.

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our operations and financial results for the foreseeable future. There are many uncertainties regarding the current COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors, business partners, and distribution channels. We are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties, however, we are continually assessing the evolving impact of the COVID-19 pandemic and intend to make adjustments to our responses accordingly.

As the COVID-19 pandemic emerged, our first priority was and continues to be ensuring the health and safety of our employees as we serve our customers and communities. We have provided masks, gloves, and other personal protective equipment to our shop employees and implemented daily temperature checks and screening before each shift. We continue to adhere to our stringent food safety and quality assurance programs. We have implemented strict sanitation protocols for our shops including disinfecting high-touch areas and providing tamper-evident stickers on all pickup and delivery orders. We are monitoring recommendations from the Centers for Disease Control and will make necessary adjustments to align with emerging best practices. We have been in regular contact with our supply chain partners and we have not experienced, nor do we foresee, material disruptions in our supply chain. As of March 28, 2021, 15 of our shops remain temporarily closed.

Revenue – As our shops have been subject to COVID-19 restrictions on dine-in capacity, our shops have increased off-premise operations, continuing to provide delivery, in-shop pick-up, drive-thru, or curbside pick-up services. We continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop. The majority of our shops have reopened their dining rooms with restrictions, such as social distancing and limited capacities, to ensure the health and safety of our guests and employees. Customers can place off-premise orders through Potbelly.com and the Potbelly app, or through DoorDash, Grubhub, Postmates, Uber Eats and other marketplaces nationwide. We continue to evaluate our product offerings and service methods to ensure we are aligned with the preferences of our customers as the pandemic evolves.

Operating Costs – We have implemented measures to reduce operating costs and general and administrative expenses in response to the negative impact the pandemic has had on our business. We continually adjust shop-level labor and purchases of inventory to align with current levels of demand. At the onset of the pandemic, we implemented a strategy to reduce costs and preserve cash. We continue to be thoughtful and judicious regarding our operating expenses during the uncertainty of the pandemic. Additionally, we announced a corporate restructuring plan that was executed during the fourth quarter of 2020 that is expected to reduce annual general and administrative expenses by $3.5 million to $4.0 million. The Plan will consist of corporate expense optimization, consolidation of shop support services, and other expense and staff reductions.

Beginning in fiscal year 2020, we suspended the payment of rent on the majority of our leases and entered into discussions with our landlords regarding the restructuring of those leases in light of various contractual and legal defenses. As of March 28, 2021, we have amended approximately 319 of the lease agreements for our shops, which include rent abatements, rent deferrals, and/or modified lease terms to reduce ongoing rent, and we have completed early terminations of leases for 29 of our shops.

Shop Development – We halted capital investment in new company-owned shops, except for shops that were substantially complete, as well as all non-essential capital expenditures. We do not have plans to begin construction on any company-owned shops until the impact of the pandemic is behind us.

We will continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, franchisees, stakeholders and communities.

13 Weeks Ended March 28, 2021 Compared to 13 Weeks Ended March 29, 2020

The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	March 28, 2021	% of Revenues	March 29, 2020	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$77,501	99.3%	$86,961	99.3%	$(9,460)	(10.9)%
Franchise royalties and fees	562	0.7	629	0.7	(67)	(10.7)
Total revenues	78,063	100.0	87,590	100.0	(9,527)	(10.9)

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	21,469	27.7	24,174	27.8	(2,705)	(11.2)
Labor and related expenses	28,614	36.9	30,397	35.0	(1,783)	(5.9)
Occupancy expenses	13,599	17.5	15,028	17.3	(1,429)	(9.5)
Other operating expenses	13,335	17.2	12,765	14.7	570	4.5

(Percentages stated as a percent of total revenues)
Advertising	460	0.6	441	0.5	19	4.3
General and administrative expenses	7,423	9.5	9,834	11.2	(2,411)	(24.5)
Depreciation expense	4,174	5.3	5,456	6.2	(1,282)	(23.5)
Pre-opening costs	—	*	64	*	(64)	0.0
Impairment, loss on disposal of property and equipment and shop closures	3,122	4.0	6,416	7.3	(3,294)	(51.3)
Total expenses	92,196	>100	104,575	>100	(12,379)	(11.8)
Loss from operations	(14,133)	(18.1)	(16,985)	(19.4)	2,852	(16.8)

Interest expense, net	288	0.4	74	*	214	>100
Loss before income taxes	(14,421)	(18.5)	(17,059)	(19.5)	2,638	(15.5)
Income tax expense (benefit)	53	0.1	(3,709)	*	3,762	>(100)
Net loss	(14,474)	(18.5)	(13,350)	(15.2)	(1,124)	>100
Net income (loss) attributable to non-controlling interest	(2)	(0.0)	(14)	*	12	>(100)
Net loss attributable to Potbelly Corporation	$(14,472)	(18.5)%	$(13,336)	(15.2)%	$(1,136)	8.5%

*	Amount is less than 0.1%

Revenues

Total revenues decreased by $9.5 million, or 10.9%, to $78.1 million during the 13 weeks ended March 28, 2021, from $87.6 million during the 13 weeks ended March 29, 2020. This decrease was primarily driven by the COVID-19 pandemic and related government restrictions imposed by federal, state and local governments. This resulted in a decrease for the quarter of $2.5 million, or 3.1%, in company-operated comparable store sales, a decrease in sales of $3.9 million due to shops that have permanently closed during the last year, and a decrease in sales of $3.4 million due to shops that were temporarily closed during the first quarter of 2021. These decreases were partially offset by increases in sales from recently opened shops that were not yet in our company-operated comparable store sales population during 2020. The decrease in company-operated comparable store sales resulted from a decrease in traffic partially offset by an increase in average check and certain menu price increases.

Cost of Goods Sold

Cost of goods sold decreased by $2.7 million, or 11.2%, to $21.5 million during the 13 weeks ended March 28, 2021, from $24.2 million during the 13 weeks ended March 29, 2020. This decrease was primarily driven by a decrease in shop revenue. As a percentage of sandwich shop sales, cost of goods sold decreased to 27.7% during the 13 weeks ended March 28, 2021, from 27.8% during the 13 weeks ended March 29, 2020.

Labor and Related Expenses

Labor and related expenses decreased by $1.8 million, or 5.9%, to $28.6 million during the 13 weeks ended March 28, 2021, from $30.4 million for the 13 weeks ended March 29, 2020, primarily due to labor management amid a decrease in shop revenue and a decrease in expense from closed shops, partially offset by wage inflation. As a percentage of sandwich shop sales, labor and related expenses increased to 36.9% during the 13 weeks ended March 28, 2021, from 35.0% for the 13 weeks ended March 29, 2020, primarily driven by sales deleverage in certain labor related costs not directly variable with sales.

Occupancy Expenses

Occupancy expenses decreased by $1.4 million, or 9.5%, to $13.6 million during the 13 weeks ended March 28, 2021, from $15.0 million during the 13 weeks ended March 29, 2020 primarily due to a decrease in expenses related to closed shops. As a percentage of sandwich shop sales, occupancy expenses increased to 17.5% for the 13 weeks ended March 28, 2021, from 17.3% for the 13 weeks ended March 29, 2020, primarily due to sales deleverage and inflation in certain occupancy related costs, including lease renewals, real estate taxes and common area maintenance.

Other Operating Expenses

Other operating expenses increased by $0.5 million, or 4.5%, to $13.3 million during the 13 weeks ended March 28, 2021, from $12.8 million during the 13 weeks ended March 29, 2020. The increase was primarily related to third-party delivery partnerships driven by increased sales in that channel, partially offset by a decrease in certain items variable with sales. As a percentage of sandwich shop sales, other operating expenses increased to 17.2% for the 13 weeks ended March 28, 2021, from 14.7% for the 13 weeks ended March 29, 2020, primarily driven by sales deleverage in operating expense items such as utilities, higher expenses related to third-party delivery partnerships driven by increased sales in that channel and other expenses not directly variable with sales.

Advertising

Advertising expenses increased by 4.3% to $460 thousand during the 13 weeks ended March 28, 2021, from $441 thousand during the 13 weeks ended March 29, 2020.

General and Administrative Expenses

General and administrative expenses decreased by $2.4 million, or 24.5%, to $7.4 million during the 13 weeks ended March 28, 2021, from $9.8 million during the 13 weeks ended March 29, 2020. The decrease was driven primarily by a decrease in payroll costs as a result of furloughs of corporate employees enacted during the second quarter of 2020 as well as the restructuring plan enacted during the fourth quarter of 2020. As a percentage of revenues, general and administrative expenses decreased to 9.5% for the 13 weeks ended March 28, 2021, from 11.2% for the 13 weeks ended March 29, 2020, primarily driven by reductions in payroll costs noted above, partially offset by a decrease in shop revenue.

Depreciation Expense

Depreciation expense decreased by $1.3 million, or 23.5%, to $4.2 million during the 13 weeks ended March 28, 2021, from $5.5 million during the 13 weeks ended March 29, 2020. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. As a percentage of revenues, depreciation was 5.3% during the 13 weeks ended March 28, 2021 and was 6.2% for the 13 weeks ended March 29, 2020.

Pre-Opening Costs

There were no pre-opening costs during the 13 weeks ended March 28, 2021. Pre-opening costs were $64 thousand during the 13 weeks ended March 29, 2020.

Impairment, Loss on Disposal of Property and Equipment and Shop Closures

Impairment, loss on disposal of property and equipment and shop closures decreased by $3.3 million, or 51.3%, to $3.1 million during the 13 weeks ended March 28, 2021, from $6.4 million during the 13 weeks ended March 29, 2020.

We assess potential impairments to our long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the 13 weeks ended March 28, 2021, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $148 thousand for the 13 weeks ended March 28, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

During the 13 weeks ended March 28, 2021, we terminated 2 leases. We incurred $0.2 million in lease termination fees related to these leases for the 13 weeks ended March 28, 2021. Upon termination of leases during the 13 weeks ended March 28, 2021, we derecognized ROU assets of $0.6 million and lease liabilities of $0.7 million that resulted in a net gain of $0.1 million that is recorded in impairment, loss on disposal of property and equipment and shop closures.

During the first quarter of 2021, we amended the lease for our corporate Support Center office in Chicago to relocate to a different office space. As a result of this relocation, the leasehold improvements of the original office space were disposed, resulting in a loss on disposal of $2.5 million.

Interest Expense, Net

Net interest expense was $288 thousand during the 13 weeks ended March 28, 2021 and $74 thousand during the 13 weeks ended March 29, 2020. The increase was primarily driven by an increase in average outstanding borrowings and a higher interest rate on our revolving credit facility.

Income Tax Expense

We recognized income tax expense of $53 thousand for the 13 weeks ended March 28, 2021. We recognized an income tax benefit of $3.7 million for the thirteen weeks ended March 29, 2020 primarily due to a discrete tax benefit recorded for the carryback of NOLs and a refund of prior AMT credits allowed under the CARES Act.

Liquidity and Capital Resources

General

Potbelly’s ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents, and our credit facility. Potbelly’s primary requirements for liquidity and capital are new shop openings, existing shop capital investments, maintenance, lease obligations, working capital and general corporate needs. Potbelly’s requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, Potbelly is able to sell certain inventory items before we need to pay our suppliers for such items. Company shops do not require significant inventories or receivables.

The COVID-19 pandemic’s impact on our operations and revenues had significantly affected our ability to generate cash from operations in 2020. To preserve financial flexibility, we have utilized our revolving credit facility to fund operations.

We ended the first quarter of 2021 with a cash balance of $11.5 million and total liquidity (cash plus amounts available on our Revolving Credit Facility) of $33.5 million compared to a balance of $11.1 million and total liquidity of $44.6 million at December 27, 2020. This decrease is primarily driven by Amendment No. 5 to our Credit Agreement which decreased the revolving credit commitment from $40 million to $25 million. We believe that cash from our operations and borrowings under our revolving credit facility will be provide liquidity through fiscal year 2021.

On February 9, 2021, we closed on a Securities Purchase Agreement (the “SPA”) for the sale of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are initially exercisable commencing August 13, 2021 through their expiration date of August 12, 2026.

Cash Flows

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 13 Weeks Ended
	March 28,	March 29,
	2021	2020
Net cash provided by (used in):
Operating activities	$(9,700)	$(7,816)
Investing activities	(1,300)	(4,860)
Financing activities	11,381	39,686
Net increase (decrease) in cash	$381	$27,010

Operating Activities

Net cash used in operating activities increased to $9.7 million for the 13 weeks ended March 28, 2021, from cash provided by operating activities of $7.8 million for the 13 weeks ended March 28, 2020. The $1.9 million change in operating cash was primarily driven by an increase in loss from operations, a decrease in depreciation and noncash lease expense and by the timing of payment for certain liabilities, including the deferral of rent for many of our shops in the prior year. This was partially offset by a decrease in asset impairment, store closure and disposal of property and equipment compared to the prior year.

Investing Activities

Net cash used in investing activities decreased to $1.3 million for the 13 weeks ended March 28, 2021, from $4.9 million for the 13 weeks ended March 29, 2020. The decrease was primarily due to a reduction of capital expenditures related to new shop construction. Due to the COVID-19 pandemic, capital expenditures have been limited to essential maintenance and safety.

Financing Activities

Net cash provided by financing activities decreased to $11.4 million for the 13 weeks ended March 28, 2021, from $39.7 million for the 13 weeks ended March 29, 2020. The $28.3 million change in financing cash was primarily driven by net borrowings under the Credit Facility, partially offset by the net proceeds from SPA.

Revolving Credit Facility

On August 7, 2019, we entered into a second amended and restated revolving credit facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”) that expires in July 2022. The Credit Agreement amends and restates that certain amended and restated revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. The Credit Agreement provided, among other things, for a revolving credit facility in a maximum principal amount $40 million, with possible future increases of up to $20 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a specified margin or (ii) a prime rate as announced by JP Morgan plus a specified margin. The applicable margin was determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we were required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility. So long as certain total leverage ratios, EBITDA thresholds and minimum liquidity requirements are met and no default or event of default has occurred or would result, there was no limit on the “restricted payments” (primarily distributions and equity repurchases) that we may make, provided that proceeds of the loans under the Credit Agreement may not be used for purposes of making restricted payments.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020, we drew on the credit facility to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic, and we amended the Credit Agreement throughout fiscal year 2020.

Most recently, we entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement on February 26, 2021. As a result of the Amendment (i) the maturity date was extended from March 31, 2022 to January 31, 2023, (ii) the revolving credit commitment decreased from $40 million to $25 million, (iii) the interest rate margin with respect to any Commercial Bank Floating Rate Loan increased to 2.75%, (iv) the interest rate margin with respect to any Eurodollar Loan increased to 5.00%, (v) the definition of EBITDA was amended to exclude non-cash charges/gains in connection with certain equity interests of the Company, (vi) certain borrowing conditions relating to the Company’s Consolidated Cash Balance were instituted, (vii) the Company is permitted to repurchase/redeem its equity interests under certain conditions and (viii) the minimum monthly EBITDA and Liquidity thresholds the Company must maintain were revised.

As of March 28, 2021, we had $2.8 million outstanding under the Credit Agreement. As of March 29, 2020, we had $39.8 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.

Paycheck Protection Program Loan

On August 10, 2020, PSW, an indirect subsidiary of the Company, entered into a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million (the “Loan”), pursuant to the PPP under the CARES Act. The Loan was necessary to support our ongoing operations due to the economic uncertainty resulting from the COVID-19 pandemic and lack of access to alternative sources of liquidity.

The Loan is scheduled to mature five years from the date on which PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. We have used all of the PPP proceeds toward qualifying expenses and intend to pursue forgiveness of the Loan amount, but we are not able to determine the likelihood or the amount of forgiveness that will be obtained.

We have recorded the amount of the Loan as long-term debt in our condensed consolidated balance sheet as of March 28, 2021 and related interest has been recorded to interest expense in our condensed consolidated statement of operations for the 13 weeks ended March 28, 2021.

Stock Repurchase Program

On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. The number of shares of common stock repurchased in the future, and the timing and price of repurchases, will depend upon market conditions, liquidity needs and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.

For the 13 ended March 28, 2021, we did not repurchase any shares of our common stock. In light of the COVID-19 pandemic, we do not have plans to repurchase any common stock under our stock repurchase program at this time.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Significant estimates include amounts for long-lived assets and income taxes. Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of our financial condition and operating results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base estimates on historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Potbelly had no significant changes in our critical accounting estimates since the last annual report. Our critical accounting estimates are identified and described in our annual consolidated financial statements and related notes.

Off-Balance Sheet Arrangements

As of March 28, 2021, we do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

New and Revised Financial Accounting Standards

See Note 1 to the Consolidated Financial Statements for a description of recently issued Financial Accounting Standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2020. Our exposures to market risk have not changed materially since December 27, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 28, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 28, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter ended March 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in Note 11 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2020. There have been no material changes to our Risk Factors as previously reported.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended March 28, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
December 28, 2020 - March 28, 2021	—	$—	—	$37.9
Total:	—		—

(1)	Average price paid per share excludes commissions.
(2)

On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act or in privately negotiated transactions). No time limit has been set for the completion of the repurchase program and the program may be suspended or discontinued at any time. Due to the COVID-19 pandemic, we do not have plans to repurchase any common stock under our stock repurchase program at this time. See Note 9 for further information regarding our stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

10.1

Amendment No. 5, dated February 26, 2021, to the Second Amended and Restated Credit Agreement, dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.5E to Form 10-K (File No. 001-36104) filed on March 12, 2021 and incorporated by reference).

10.2

Form of Securities Purchase Agreement, dated February 9, 2021, by and among the Company and the persons party thereto (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed February 10, 2021 and incorporated herein by reference).

10.3

Form of Warrant to Purchase Common Stock to be issued pursuant to the Securities Purchase Agreement (filed as Exhibit 10.2 to Form 8-K (File No. 001-36104) filed February 10, 2021 and incorporated herein by reference).

10.4

Form of Registration Rights Agreement to be entered into by and among the Company and the persons party thereto (filed as Exhibit 10.3 to Form 8-K (File No. 001-36104) filed February 10, 2021 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTBELLY CORPORATION

Date: May 6, 2021	By:	/s/ Steven Cirulis
Steven Cirulis
Chief Financial Officer
(Principal Financial Officer)