Form 10-Q
period 2021-06-27
POTBELLY CORP
filed 2021-08-05
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

As of July 25, 2021, the registrant had 28,257,050 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Potbelly Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except par value data, unaudited)

	June 27,	December 27,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$11,838	$11,126
Accounts receivable, net of allowances of $12 and $47 as of June 27, 2021 and December 27, 2020, respectively	6,556	4,354
Inventories	2,970	2,989
Prepaid expenses and other current assets	4,268	4,839
Total current assets	25,632	23,308
Property and equipment, net	53,794	61,193
Right-of-use assets for operating leases	175,892	189,141
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred expenses, net and other assets	4,190	4,089
Total assets	$265,134	$283,357
Liabilities and Equity
Current liabilities
Accounts payable	$6,937	$6,206
Accrued expenses	33,345	23,742
Short-term operating lease liabilities	31,508	35,325
Current portion of long-term debt	1,333	333
Total current liabilities	73,123	65,606
Long-term debt, net of current portion	9,453	15,953
Long-term operating lease liabilities	175,220	189,146
Other long-term liabilities	4,808	7,157
Total liabilities	262,604	277,862
Commitments and contingencies (Note 10)
Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 28,171 and 24,323 shares as of June 27, 2021 and December 27, 2020, respectively	378	339
Warrants	2,566	—
Additional paid-in-capital	451,475	438,174
Treasury stock, held at cost, 9,689 and 9,612 shares as of June 27, 2021, and December 27, 2020, respectively	(113,951)	(113,266)
Accumulated deficit	(337,830)	(319,477)
Total stockholders’ equity	2,638	5,770
Non-controlling interest	(108)	(275)
Total equity	2,530	5,495
Total liabilities and equity	$265,134	$283,357

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(amounts in thousands, except per share data, unaudited)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020
Revenues
Sandwich shop sales, net	$96,777	$55,863	$174,279	$142,824
Franchise royalties and fees	714	299	1,277	$928
Total revenues	97,491	56,162	175,556	143,752

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	26,341	16,108	47,810	40,282
Labor and related expenses	31,961	21,884	60,575	52,281
Occupancy expenses	13,562	14,649	27,160	29,677
Other operating expenses	14,696	10,990	28,031	23,755
Advertising	384	120	846	561
General and administrative expenses	9,240	7,878	16,664	17,712
Depreciation expense	4,553	4,955	8,727	10,411
Pre-opening costs	—	—	—	64
Impairment, loss on disposal of property and equipment and shop closures	257	1,465	3,379	7,881
Total expenses	100,994	78,049	193,192	182,624
Loss from operations	(3,503)	(21,887)	(17,636)	(38,872)

Interest expense, net	185	388	472	462
Loss before income taxes	(3,688)	(22,275)	(18,108)	(39,334)
Income tax expense (benefit)	160	41	214	(3,668)
Net loss	(3,848)	(22,316)	(18,322)	(35,666)
Net income (loss) attributable to non-controlling interest	33	(100)	31	(114)
Net loss attributable to Potbelly Corporation	$(3,881)	$(22,216)	$(18,353)	$(35,552)

Net loss per common share attributable to common stockholders:
Basic	$(0.14)	$(0.93)	$(0.68)	$(1.50)
Diluted	$(0.14)	$(0.93)	$(0.68)	$(1.50)
Weighted average shares outstanding:
Basic	27,978	23,773	26,961	23,709
Diluted	27,978	23,773	26,961	23,709

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts and shares in thousands, unaudited)

For the 13 weeks ended:	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at March 29, 2020	23,684	331	(112,751)	—	435,768	(267,422)	278	$56,204
Net income (loss)	—	—	—	—	—	(22,216)	(100)	(22,316)
Stock-based compensation plans	84	2	(6)	—	(2)	—	—	(6)
Shares issued for proxy-related expenses	130	1	—	—	388	—	—	389
Stock-based compensation expense	—	—	—	—	382	—	—	382
Balance at June 28, 2020	23,898	$334	$(112,757)	$—	$436,536	$(289,638)	$178	$34,653

Balance at March 28, 2021	27,636	372	(113,266)	2,566	450,708	(333,949)	(141)	6,290
Net income (loss)	—	—	—	—	—	(3,881)	33	(3,848)
Stock-based compensation plans	535	6	(685)	—	(6)	—	—	(685)
Proceeds from exercise of stock options	—	—	—	—	219	—	—	219
Issuance of common shares and warrants, net of fees	—	—	—	—	(101)	—	—	(101)
Stock-based compensation expense	—	—	—	—	655	—	—	655
Balance at June 27, 2021	28,171	$378	$(113,951)	$2,566	$451,475	$(337,830)	$(108)	$2,530

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts and shares in thousands, unaudited)

For the 26 weeks ended:	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 29, 2019	23,638	331	(112,680)	—	435,278	(254,081)	321	$69,169
Cumulative impact of Topic 326, net of tax of $2	—	—	—	—	—	(5)	—	(5)
Net income (loss)	—	—	—	—	—	(35,552)	(114)	(35,666)
Stock-based compensation plans	130	2	(77)	—	(2)	—	—	(77)
Repurchases of common stock	130	1	—	—	388	—	—	389
Distributions to non-controlling interest	—	—	—	—	—	—	(172)	(172)
Contributions from non-controlling interest	—	—	—	—	—	—	143	143
Stock-based compensation expense	—	—	—	—	872	—	—	872
Balance at June 28, 2020	23,898	$334	$(112,757)	$—	$436,536	$(289,638)	$178	$34,653

Balance at December 27, 2020	24,323	$339	$(113,266)	$—	$438,174	$(319,477)	$(275)	$5,495
Net income (loss)	—	—	—	—	—	(18,353)	31	(18,322)
Stock-based compensation plans	598	7	(685)		(7)	—	—	(685)
Proceeds from exercise of stock options	—	—	—	—	219	—	—	219
Issuance of common shares and warrants, net of fees	3,250	32	—	2,566	12,241	—	—	14,839
Contributions from non-controlling interest	—	—	—	—	—	—	136	136
Stock-based compensation expense	—	—	—	—	848	—	—	848
Balance at June 27, 2021	28,171	$378	$(113,951)	$2,566	$451,475	$(337,830)	$(108)	$2,530

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 26 Weeks Ended
	June 27,	June 28,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,322)	$(35,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,727	10,411
Noncash lease expense	12,662	14,333
Deferred income tax	9	9
Stock-based compensation expense	848	872
Impairment, loss on disposal of property and equipment and shop closures	2,826	7,272
Other operating activities	158	488
Changes in operating assets and liabilities:
Accounts receivable, net	(2,202)	937
Inventories	19	650
Prepaid expenses and other assets	191	(3,000)
Accounts payable	191	3,309
Operating lease liabilities	(17,154)	(3,643)
Accrued expenses and other liabilities	6,593	(895)
Net cash used in operating activities:	(5,454)	(4,923)

Cash flows from investing activities:
Purchases of property and equipment	$(3,333)	$(7,333)
Net cash used in investing activities:	(3,333)	(7,333)

Cash flows from financing activities:
Borrowings under credit facility	$15,500	$39,786
Repayments under credit facility	(21,000)	(16,700)
Payment of debt issuance costs	(195)	(438)
Proceeds from issuance of common shares and warrants, net of fees	14,839	—
Proceeds from exercise of stock options	219	—
Employee taxes on certain stock-based payment arrangements	—	(77)
Distributions to non-controlling interest	—	(172)
Contributions from non-controlling interest	136	143
Net cash provided by financing activities:	9,499	22,542

Net increase in cash and cash equivalents	712	10,286
Cash and cash equivalents at beginning of period	11,126	18,806
Cash and cash equivalents at end of period	$11,838	$29,092

Supplemental cash flow information:
Income taxes paid	$35	$18
Interest paid	398	330
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$811	$183
Unpaid liability for employee taxes on certain stock-based payment arrangements	685	—

See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company”, “Potbelly”, “we”, “us” or “our”), through its wholly owned subsidiaries, owns and operates 398 company-owned shops in the United States. Additionally, Potbelly franchisees operate 45 shops in the United States.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in our Annual Report on Form 10-K for the year ended December 27, 2020. The unaudited condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly our balance sheet as of June 27, 2021 and December 27, 2020, our statement of operations for the 13 and 26 weeks ended June 27, 2021 and June 28, 2020, the statement of equity for the 13 and 26 weeks ended June 27, 2021 and June 28, 2020, and our statement of cash flows for the 26 weeks ended June 27, 2021 and June 28, 2020 have been included. The condensed consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

Beginning with the third quarter of 2020, shop closure and lease termination expenses are being presented within impairment, loss on disposal of property and equipment and shop closures in our condensed consolidated statements of operations. Prior to the third quarter of 2020, shop closure and lease termination expenses were presented within general and administrative expenses. Prior period amounts have been reclassified to conform to the current presentation. This reclassification and certain other reclassifications had no impact on the loss from operations, balance sheets or statements of cash flows.

We do not have any components of other comprehensive income recorded within our consolidated financial statements and therefore, does not separately present a statement of comprehensive income in our condensed consolidated financial statements.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus ("COVID-19") and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. In response to the pandemic, many states and jurisdictions in which we operate issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus, resulting in significant changes to our operations and a sudden and drastic decrease in revenues. While the pandemic continues to have an impact on our business, the distribution of COVID-19 vaccines and a decline in positive cases and hospitalizations has resulted in a gradual improvement in our sales during the first half of 2021. Nearly all of our shops have reopened their dining rooms and are no longer subject to the operating restrictions and capacity limits related to COVID-19. We continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction.

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

Fiscal Year

We use a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2021 and 2020 both consist of 52 weeks. The fiscal quarters ended June 27, 2021 and June 28, 2020 each consisted of 13 weeks.

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

Recent Accounting Pronouncements

On December 28, 2020, we adopted Accounting Standard Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). This pronouncement simplifies the accounting for certain financial instruments with liability and equity characteristics, including convertible instruments and contracts on an entity’s own equity. It removes certain criteria that previously had to be satisfied in order to classify a contract as equity and revises the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding a company’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other. There was no impact to our financial statements or loss per share presentation in the period of adoption due to the impact of adopting this pronouncement.

(2) Revenue

We primarily earn revenue at a point in time for sandwich shop sales, which can occur in person at the shop, over our online or app platforms, or through a third-party platform. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities. We have other revenue generating activities outlined below.

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

We recognized gift card breakage income of $0.1 million and $0.1 million for the 26 weeks ended June 27, 2021, and June 28, 2020, respectively, which is recorded within net sandwich shop sales in our condensed consolidated statements of operations.

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

For the 26 weeks ended June 27, 2021 revenue recognized from all revenue sources on point in time sales was $175.3 million, and revenue recognized from sales over time was $0.3 million. For the 26 weeks ended June 28, 2020, revenue recognized from all revenue sources on point in time sales was $143.5 million, and revenue recognized from sales over time was $0.3 million.

Contract Liabilities

As described above, we record current and noncurrent contract liabilities for upfront franchise fees, gift cards and the loyalty program. There are no other contract liabilities or contract assets recorded by us.

The opening and closing balances of our current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 27, 2020	$(3,138)	$(1,707)
Ending balance as of June 27, 2021	(3,411)	(1,562)
Increase (decrease) in contract liability	$273	$(145)

The aggregate value of remaining performance obligations on outstanding contracts was $5.0 million as of June 27, 2021. We expect to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2021	$1,698
2022	1,502
2023	285
2024	198
2025	299
Thereafter	991
Total revenue recognized	$4,973

For the 13 and 26 weeks ended June 27, 2021, the amount of revenue recognized related to the December 27, 2020 liability ending balance was $0.3 million and $0.9 million, respectively. For the 13 weeks and 26 weeks ended June 28, 2020, the amount of revenue recognized related to the December 31, 2019 liability ending balance was $0.4 million and $0.9 million, respectively. This revenue related to the recognition of gift card redemptions and upfront franchise fees. For the 13 and 26 weeks ended June 27, 2021 and June 28, 2020, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.

(3) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The book value of the long-term debt under the Credit Agreement, subsequently amended most recently as of February 26, 2021 and further discussed in Note 7, is considered to approximate its fair value as of June 27, 2021 as the interest rates are considered in line with current market rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

We assess potential impairments to our long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the 13 weeks and 26 weeks ended June 27, 2021, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance, primarily related to the impacts of COVID-19. We performed an impairment analysis related to these shops and recorded an impairment charge of $281 thousand and $429 thousand for the 13 and 26 weeks ended June 27, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

During the first quarter of 2021, we amended the lease for our corporate Support Center office in Chicago to relocate to a different office space within the same building. As a result of this relocation, the leasehold improvements of the original office space were disposed, resulting in a loss on disposal of $2.5 million based on the remaining net book value of those assets.

(4) Loss Per Share

Basic and diluted income per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share attributable to common stockholders is computed by dividing the income allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the 13 and 26 weeks ended June 27, 2021 and June 28, 2020, we had a loss per share, and therefore potentially dilutive shares were excluded from the calculation.

The following table summarizes the loss per share calculation:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020
Net loss attributable to Potbelly Corporation	$(3,881)	$(22,216)	$(18,353)	$(35,552)
Weighted average common shares outstanding-basic	27,978	23,773	26,961	23,709
Plus: Effect of potential stock options exercise	—	—	—	—
Weighted average common shares outstanding-diluted	27,978	23,773	26,961	23,709
Loss per share available to common stockholders-basic	$(0.14)	$(0.93)	$(0.68)	$(1.50)
Loss per share available to common stockholders-diluted	$(0.14)	$(0.93)	$(0.68)	$(1.50)
Potentially dilutive shares that are considered anti-dilutive:
Common share options	2,002	2,998	2,048	2,646

(5) Income Taxes

The interim tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that occur during the quarter. We regularly assess the need for a valuation allowance related to our deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019, resulting in a non-cash charge to income tax expense of $13.6 million. We continue to maintain a valuation allowance against all of our deferred tax assets as of June 27, 2021. We did not provide for an income tax benefit on our pre-tax loss for the 13 and 26 weeks ended June 27, 2021 and June 28, 2020. We assess the likelihood of the realization of our deferred tax assets each quarter and the valuation allowance is adjusted accordingly.

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain NOLs and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, accelerate refunds of previously generated corporate AMT credits, loosen the business interest limitation under section 163(j), and fix the qualified improvement property regulations in the 2017 Tax Cuts and Jobs Act. As a result of the CARES Act, we estimated that we would be able to obtain a tax refund of $6.7 million from the carryback of NOLs and a refund of prior AMT credits. We received the entire amount of the refund during fiscal year 2020. We recognized $3.7 million of this income tax benefit during the first quarter of 2020.

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

In fiscal year 2020, as a result of COVID-19, we held discussions with landlords regarding restructuring of our leases in light of various contractual and legal defenses, and we subsequently entered into a total of 342 amendments with our respective landlords through June 27, 2021. The vast majority of these lease amendments were completed during fiscal year 2020, and we are substantially complete with COVID-19-related lease amendments as of June 27, 2021.

During the 13 and 26 weeks ended June 27, 2021, we terminated 1 lease and 3 leases, respectively. We incurred $0 million and $0.2 million in lease termination fees related to these leases for the 13 and 26 weeks ended June 27, 2021. Upon termination of leases during the 13 weeks ended June 27, 2021, we derecognized ROU assets of $0.8 million and lease liabilities of $0.9 million that resulted in a net gain of $0.1 million that is recorded in impairment, loss on disposal of property and equipment and shop closures. Upon termination of the leases during the 26 weeks ended June 27, 2021, we derecognized ROU assets of $1.4 million and lease liabilities of $1.6 million that resulted in a net gain of $0.1 million that is recorded in impairment, loss on disposal of property and equipment and shop closures.

Operating lease term and discount rate were as follows.
	June 27,	June 28,
	2021	2020
Weighted average remaining lease term (years)	7.50	8.16
Weighted average discount rate	7.90%	7.90%

Certain of our operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops. Pass-through charges and payments based on percentage rent are included within variable lease cost.

The components of lease cost were as follows:

		13 weeks ended		26 weeks ended
		June 27,	June 28,	June 27,	June 28,
	Classification	2021	2020	2021	2020
Operating lease cost	Occupancy and General and administrative expenses	10,296	11,817	20,707	23,587
Variable lease cost	Occupancy	3,236	2,918	6,475	6,240
Total lease cost		$13,532	$14,735	$27,182	$29,827

Supplemental disclosures of cash flow information related to leases were as follows:

	13 weeks ended		26 weeks ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020
Operating cash flows rent paid for operating lease liabilities	12,137	1,528	25,051	13,507
Operating right-of-use assets obtained in exchange for new operating lease liabilities	2,938	8,002	4,656	13,536
Reduction in operating right-of-use assets due to lease terminations	846	3,442	4,140	4,881

As of June 27, 2021, we had no real estate leases entered into that had not yet commenced.

Maturities of lease liabilities were as follows as of June 27, 2021:
Operating Leases
Remainder of 2021	24,678
2022	41,201
2023	37,129
2024	34,517
2025	31,611
2026	27,824
Thereafter	81,849
Total lease payments	278,809
Less: imputed interest	(72,081)
Present value of lease liabilities	$206,728

(7) Debt and Credit Facilities

The components of long-term debt were as follows:

	June 27,	December 27,
	2021	2020
Revolving credit facility	$786	$6,286
Paycheck Protection Program loan	10,000	10,000
Less: current portion of long-term debt	(1,333)	(333)
Total long-term debt	$9,453	$15,953

Current portion of debt	$1,333	$333

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020, during 2020, we drew on the credit facility to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic, and we amended the Credit Agreement throughout fiscal year 2020.

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

As of June 27, 2021, we had $786 thousand outstanding under the Credit Agreement. As of December 27, 2020, we had $6.3 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.

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

The Loan is scheduled to mature five years from the date on which PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. We have used all of the PPP proceeds toward qualifying expenses and are pursuing forgiveness of the full Loan amount, but we are not able to determine the likelihood or the amount of forgiveness that will be obtained.

We have recorded the amount of the Loan as long-term debt in our condensed consolidated balance sheet as of June 27, 2021, net of the current portion of the Loan which represents the payments that would be due in the next twelve months if we are not able to obtain forgiveness. The related interest has been recorded to interest expense in our condensed consolidated statement of operations for the 13 and 26 weeks ended June 27, 2021.

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

The accrued restructuring balances as of June 27, 2021 represent expected future cash payments required to satisfy our remaining obligations, which are expected to be paid throughout 2021.

Total
(Thousands)
Balance as of December 27, 2020	$1,489
Charges incurred	—
Payments made	(803)
Balance as of June 27, 2021	$686

(9) Capital Stock

On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the 13 and 26 weeks ended June 27, 2021, we did not repurchase any shares of our common stock. In light of the COVID-19 pandemic, we do not have plans to repurchase any common stock under our stock repurchase program at this time.

On February 9, 2021, we closed on a Securities Purchase Agreement (the “SPA”) for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are initially exercisable commencing August 13, 2021 through their expiration date of August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method.

(10) Stock-Based Compensation

Stock options

We have awarded stock options to certain employees and certain non-employee members on our Board of Directors. The grants generally vest over a four-year period. The fair value of stock options is determined using the Black-Scholes option pricing model. There were no stock options granted during the 13 and 26 weeks ended June 27, 2021.

A summary of stock option activity for the 26 weeks ended June 27, 2021 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 27, 2020	1,233	$10.68	$—	2.49
Granted	—	—
Exercised	(31)	7.24
Canceled	(664)	9.75
Outstanding—June 27, 2021	538	12.03	$—	2.75
Exercisable—June 27, 2021	535	$12.02	$—	2.73

Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the 13 and 26 weeks ended June 27, 2021, we recognized stock-based compensation expense related to stock options of less than $0.1 million. For the 13 and 26 weeks ended June 28, 2020, we recognized stock-based compensation expense related to stock options of $0.1 million and $0.3 million, respectively. As of June 27, 2021, unrecognized stock-based compensation expense for stock options was less than 0.1 million, which will be recognized through fiscal year 2022. We record stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.

Restricted stock units

We award restricted stock units (“RSUs”) to certain employees and certain non-employee members on our Board of Directors. Prior to 2021, the Board of Director grants had a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. Beginning with the annual grant made in the second quarter of 2021, the Board of Director grants fully vest on the first anniversary of the grant date, or upon termination from the Board of Directors for any reason other than for cause, a pro rata portion of the shares vest on the termination date. The employee grants vest in one-third increments over a three-year period. For the 13 and 26 weeks ended June 27, 2021, we recognized stock-based compensation expense related to RSUs of $0.3 million and $0.4 million, respectively. For the 13 and 26 weeks ended June 28, 2020, we recognized stock-based compensation expense related to RSUs of $0.3 million and $0.6 million. As of June 27, 2021, unrecognized stock-based compensation expense for RSUs was $4.1 million, which will be recognized though fiscal year 2024.

A summary of RSU activity for the 26 weeks ended June 27, 2021 is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 27, 2020	994	$3.35
Granted	595	6.12
Vested	(143)	7.90
Canceled	(13)	—
Non-vested as of June 27, 2021	1,433	$4.39

Performance stock units

We award performance share units (“PSUs”) to certain of our employees. The PSUs have certain vesting conditions based upon our financial performance or our stock price.

We grant PSUs that are subject to service and market vesting conditions. The fair market value of each grant was established using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the 13 and 26 weeks ended June 27, 2021, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.3 million and $0.4 million, respectively.

A summary of activity for PSUs with market vesting conditions for the 26 weeks ended June 27, 2021 is as follows:

PSUs	Number of PSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 27, 2020	502	1.38
Granted	130	8.43
Vested	(502)	6.76
Canceled	—	—
Non-vested as of June 27, 2021	130	$8.43

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to our future financial position and results of operations, estimated costs associated with our closure of underperforming shops, and the implementation and results of strategic initiatives. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, the potential future impact of COVID-19 on our business and results of operations; compliance with covenants in our credit facility; competition; general economic conditions; our ability to successfully implement our business strategy; the success of our initiatives to increase sales and traffic; changes in commodity, energy and other costs; our ability to attract and retain management and employees; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

Our shop model is designed to generate, and has generated, strong cash flow, attractive shop-level financial results and high returns on investment. We operate our shops successfully in a wide range of geographic markets, population densities and real estate settings. We aim to generate average shop-level profit margins, a non-GAAP measure, that range from the mid to high teens to above 20%. Our ability to achieve such margins and returns depends on a number of factors. For example, we face increasing labor and commodity costs, which we have partially offset by increasing menu prices. Although there is no guarantee that we will be able to maintain these returns, we believe our attractive shop economics support our ability to profitably grow our brand in new and existing markets.

The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company-	Franchise-	Total
	Operated	Operated	Company
Shops as of December 29, 2019	428	46	474
Shops opened	3	—	3
Shops closed	(7)	(2)	(9)
Shops as of June 28, 2020	424	44	468

Shops as of December 27, 2020	400	46	446
Shops opened	—	1	1
Shops closed	(2)	(2)	(4)
Shops as of June 27, 2021	398	45	443

Impact of COVID-19 on Our Business

On January 30, 2020, the WHO announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic has significantly impacted economic conditions in the United States where all our shops are located. In response to the pandemic, many states and jurisdictions in which we operate issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus, resulting in significant changes to our operations and a sudden and drastic decrease in revenues. While the pandemic continues to have an impact on our business, the distribution of COVID-19 vaccines and a decline in positive cases and hospitalizations has resulted in a gradual improvement in our sales during the first half of 2021. Nearly all of our shops have reopened their dining rooms and are no longer subject to operating restrictions and capacity limits related to COVID-19. We continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction.

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

As the COVID-19 pandemic emerged, our first priority was and continues to be ensuring the health and safety of our employees as we serve our customers and communities. We continue to adhere to our stringent food safety and quality assurance programs. We have implemented strict sanitation protocols for our shops including disinfecting high-touch areas and providing tamper-evident stickers on all pickup and delivery orders. We are monitoring recommendations from the Centers for Disease Control and will make necessary adjustments to align with emerging best practices. We have been in regular contact with our supply chain partners and we have not experienced, nor do we foresee, material disruptions in our supply chain. As of June 27, 2021, 6 of our shops remain temporarily closed.

Revenue – Many of our shops, specifically those in suburban and urban residential locations are now operating near or above pre-COVID-19 levels, but other shops, especially those in central business districts, are still operating materially below those levels. While the majority of our shops have reopened their dining rooms and are operating without mandated restrictions, we continue to offer convenient off-premise options for customers. Customers can place off-premise orders through Potbelly.com and the Potbelly app, or through DoorDash, Grubhub, Postmates, Uber Eats and other marketplaces nationwide. We continue to evaluate our product offerings and service methods to ensure we are aligned with the preferences of our customers as the pandemic evolves.

Operating Costs – We implemented measures to reduce operating costs and general and administrative expenses in response to the negative impact the pandemic has had on our business. We continually adjust shop-level labor and purchases of inventory to align with current levels of demand. At the onset of the pandemic, we implemented a strategy to reduce costs and preserve cash, and we continue to be thoughtful and judicious regarding our operating expenses during the uncertainty of the pandemic. Additionally, we announced a corporate restructuring plan that was executed during the fourth quarter of 2020 that is expected to reduce annual general and administrative expenses by $3.5 million to $4.0 million. The Plan consisted of corporate expense optimization, consolidation of shop support services, and other expense and staff reductions.

In fiscal year 2020, we suspended the payment of rent on the majority of our leases and entered into discussions with our landlords regarding the restructuring of those leases in light of various contractual and legal defenses. As of June 27, 2021, we have amended approximately 342 of the lease agreements for our shops, which include rent abatements, rent deferrals, and/or modified lease terms to reduce ongoing rent, and we have completed early terminations of leases for 30 of our shops. The vast majority of these lease amendments were completed during fiscal year 2020, and we are substantially complete with COVID-19-related lease amendments as of June 27, 2021.

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

13 Weeks Ended June 27, 2021 Compared to 13 Weeks Ended June 28, 2020

The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	June 27, 2021	% of Revenues	June 28, 2020	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$96,777	99.3%	$55,863	99.5%	$40,914	73.2%
Franchise royalties and fees	714	0.7	299	0.5	415	138.8
Total revenues	97,491	100.0	56,162	100.0	41,329	73.6

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	26,341	27.2	16,108	28.8	10,233	63.5
Labor and related expenses	31,961	33.0	21,884	39.2	10,077	46.0
Occupancy expenses	13,562	14.0	14,649	26.2	(1,087)	(7.4)
Other operating expenses	14,696	15.2	10,990	19.7	3,706	33.7

(Percentages stated as a percent of total revenues)
Advertising	384	0.4	120	0.2	264	220.0
General and administrative expenses	9,240	9.5	7,878	14.0	1,362	17.3
Depreciation expense	4,553	4.7	4,955	8.8	(402)	(8.1)
Pre-opening costs	—	*	—	*	—	0.0
Impairment, loss on disposal of property and equipment and shop closures	257	0.3	1,465	2.6	(1,208)	(82.5)
Total expenses	100,994	>100	78,049	>100	22,945	29.4
Loss from operations	(3,503)	(3.6)	(21,887)	(39.0)	18,384	(84.0)

Interest expense, net	185	0.2	388	0.7	(203)	(52.3)
Loss before income taxes	(3,688)	(3.8)	(22,275)	(39.7)	18,587	(83.4)
Income tax expense (benefit)	160	*	41	*	119	290.2
Net loss	(3,848)	(3.9)	(22,316)	(39.7)	18,468	(82.8)
Net income (loss) attributable to non-controlling interest	33	0.0	(100)	*	133	>(100)
Net loss attributable to Potbelly Corporation	$(3,881)	(4.0)%	$(22,216)	(39.6)%	$18,335	(82.5)%

*	Amount is less than 0.1%

Revenues

Total revenues increased by $41.3 million, or 73.6%, to $97.5 million during the 13 weeks ended June 27, 2021, from $56.2 million during the 13 weeks ended June 28, 2020. This increase was primarily driven by the easing of the government restrictions previously imposed by federal, state and local governments, as a result of the COVID-19 pandemic. This resulted in an increase for the quarter of $38.1 million, or 70.0%, in company-operated comparable store sales. The increases in sales during the second quarter of 2021 also included sales of $3.9 million due to shops that were temporarily closed in the prior year and have since reopened, partially offset by shops that have permanently closed in the last year. Additionally, revenue from franchise royalties and fees increased by $0.4 million, or 138.8%.

Cost of Goods Sold

Cost of goods sold increased by $10.2 million, or 63.5%, to $26.3 million during the 13 weeks ended June 27, 2021, from $16.1 million during the 13 weeks ended June 28, 2020. This increase was primarily driven by an increase in shop revenue. As a percentage of sandwich shop sales, cost of goods sold decreased to 27.2% during the 13 weeks ended June 27, 2021, from 28.8% during the 13 weeks ended June 28, 2020, primarily driven by increased menu prices, including differential pricing on third-party delivery marketplaces.

Labor and Related Expenses

Labor and related expenses increased by $10.1 million, or 46.0%, to $32.0 million during the 13 weeks ended June 27, 2021, from $21.9 million for the 13 weeks ended June 28, 2020, primarily driven by an increase in shop revenue. As a percentage of sandwich shop sales, labor and related expenses decreased to 33.0% during the 13 weeks ended June 27, 2021, from 39.2% for the 13 weeks ended June 28, 2020, primarily driven by sales leverage in certain labor related costs not directly variable with sales.

Occupancy Expenses

Occupancy expenses decreased by $1.1 million, or 7.4%, to $13.6 million during the 13 weeks ended June 27, 2021, from $14.6 million during the 13 weeks ended June 28, 2020, primarily due to a decrease in expenses related to closed shops. As a percentage of sandwich shop sales, occupancy expenses decreased to 14.0% for the 13 weeks ended June 28, 2021, from 26.2% for the 13 weeks ended June 28, 2020, primarily due to increased sales leverage in certain occupancy related costs which are not variable with sales, as well as the impact of lease concessions and restructurings over the last year.

Other Operating Expenses

Other operating expenses increased by $3.7 million, or 33.7%, to $14.7 million during the 13 weeks ended June 27, 2021, from $11.0 million during the 13 weeks ended June 28, 2020. The increase was primarily related to an increase in certain items variable with sales, including fees to third-party delivery partners. As a percentage of sandwich shop sales, other operating expenses decreased to 15.2% for the 13 weeks ended June 27, 2021, from 19.7% for the 13 weeks ended June 28, 2020, primarily driven by sales leverage in operating expense items that are not directly variable with sales.

Advertising

Advertising expenses increased by 220.8% to $385 thousand during the 13 weeks ended June 27, 2021, from $120 thousand during the 13 weeks ended June 27, 2020.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 17.3%, to $9.2 million during the 13 weeks ended June 27, 2021, from $7.9 million during the 13 weeks ended June 27, 2020. The increase was driven primarily by the accrual of annual bonuses for 2021. As a percentage of revenues, general and administrative expenses decreased to 9.5% for the 13 weeks ended June 27, 2021, from 14.0% for the 13 weeks ended June 27, 2020, primarily driven by increased sales leverage.

Depreciation Expense

Depreciation expense decreased by $0.4 million, or 8.1%, to $4.6 million during the 13 weeks ended June 27, 2021, from $5.0 million during the 13 weeks ended June 28, 2020. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. As a percentage of revenues, depreciation was 4.7% during the 13 weeks ended June 27, 2021 and was 8.8% for the 13 weeks ended June 28, 2020.

Pre-Opening Costs

There were no pre-opening costs during the 13 weeks ended June 27, 2021 and June 28, 2020.

Impairment, Loss on Disposal of Property and Equipment and Shop Closures

Impairment, loss on disposal of property and equipment and shop closures decreased by $1.2 million, or 82.5%, to $0.3 million during the 13 weeks ended June 27, 2021, from $1.5 million during the 13 weeks ended June 28, 2020.

After performing a periodic review of our shops during the 13 weeks ended June 27, 2021, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $281 thousand for the 13 weeks ended June 27, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

During the 13 weeks ended June 27, 2021, we terminated 1 lease. We incurred $0 million in lease termination fees related to the lease for the 13 weeks ended June 27, 2021. Upon termination of the lease during the 13 weeks ended June 27, 2021, we derecognized ROU assets of $0.8 million and lease liabilities of $0.9 million that resulted in a net gain of $0.1 million that is recorded in impairment, loss on disposal of property and equipment and shop closures.

Interest Expense, Net

Net interest expense was $185 thousand during the 13 weeks ended June 27, 2021 and $388 thousand during the 13 weeks ended June 28, 2020. The increase was primarily driven by a decrease in average outstanding borrowings on our revolving credit facility.

Income Tax Expense

We recognized income tax expense of $160 thousand for the 13 weeks ended June 27, 2021. We recognized income tax expense of $41 thousand for the thirteen weeks ended June 28, 2020.

26 Weeks Ended June 27, 2021 Compared to 26 Weeks Ended June 28, 2020

The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands):

	For the 26 Weeks Ended
	June 27, 2021	% of Revenues	June 28, 2020	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$174,279	99.3%	$142,824	99.4%	$31,455	22.0%
Franchise royalties and fees	$1,277	0.7	928	0.6	349	37.6
Total revenues	175,556	100.0	143,752	100.0	31,804	22.1

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	47,810	27.4	40,282	28.2	7,528	18.7
Labor and related expenses	60,575	34.8	52,281	36.6	8,294	15.9
Occupancy expenses	27,160	15.6	29,677	20.8	(2,517)	(8.5)
Other operating expenses	28,031	16.1	23,755	16.6	4,276	18.0

(Percentages stated as a percent of total revenues)
Advertising	846	0.5	561	0.4	285	50.8
General and administrative expenses	16,664	9.5	17,712	12.3	(1,048)	(5.9)
Depreciation expense	8,727	5.0	10,411	7.2	(1,684)	(16.2)
Pre-opening costs	—	*	64	*	(64)	(100.0)
Impairment, loss on disposal of property and equipment and shop closures	3,379	1.9	7,881	5.5	(4,502)	(57.1)
Total expenses	193,192	>100	182,624	>100	10,568	5.8
Loss from operations	(17,636)	(10.0)	(38,872)	(27.0)	21,236	(54.6)

Interest expense, net	472	0.3	462	0.3	10	2.2
Loss before income taxes	(18,108)	(10.3)	(39,334)	(27.4)	21,226	(54.0)
Income tax expense (benefit)	214	*	(3,668)	*	3,882	>(100)
Net loss	(18,322)	(10.4)	(35,666)	(24.8)	17,344	(48.6)
Net income attributable to non- controlling interests	31	*	(114)	(0.1)	145	>(100)
Net loss attributable to Potbelly Corporation	$(18,353)	(10.5)%	$(35,552)	(24.7)%	$17,199	(48.4)

*	Amount is less than 0.1%

Revenues

Total revenues increased by $31.8 million, or 22.1%, to $175.6 million during the 26 weeks ended June 27, 2021, from $143.8 million during the 26 weeks ended June 28, 2020. This increase was primarily driven by the easing of the government restrictions previously imposed by federal, state and local governments, as a result of the COVID-19 pandemic. This resulted in an increase of $35.6 million, or 26.6%, in company-operated comparable store sales, partially offset by a decrease in sales of $5.4 million due to shops that have permanently closed during the last year. Additionally, revenue from franchise royalties and fees increased by $0.3 million, or 37.6%.

Cost of Goods Sold

Cost of goods sold increased by $7.5 million, or 18.7%, to $47.8 million during the 26 weeks ended June 27, 2021, from $40.3 million during the 26 weeks ended June 28, 2020. This increase was primarily driven by an increase in shop revenue. As a percentage of sandwich shop sales, cost of goods sold decreased to 27.4% during the 26 weeks ended June 27, 2021, from 28.2% during the 26 weeks ended June 28, 2020, primarily driven by increased menu prices.

Labor and Related Expenses

Labor and related expenses increased by $8.3 million, or 15.9%, to $60.6 million during the 26 weeks ended June 27, 2021, from $52.3 million for the 26 weeks ended June 28, 2020, primarily driven by an increase in shop revenue. As a percentage of sandwich shop sales, labor and related expenses decreased to 34.8% during the 26 weeks ended June 27, 2021, from 36.6% for the 26 weeks ended June 28, 2020, primarily driven by sales leverage in certain labor related costs not directly variable with sales.

Occupancy Expenses

Occupancy expenses decreased by $2.5 million, or 8.5%, to $27.2 million during the 26 weeks ended June 27, 2021, from $29.7 million during the 26 weeks ended June 28, 2020 primarily due to a decrease in expenses related to closed shops. As a percentage of sandwich shop sales, occupancy expenses decreased to 15.6% for the 26 weeks ended June 27, 2021, from 20.8% for the 26 weeks ended June 28, 2020, primarily due to increased sales leverage in certain occupancy related costs, including lease concessions and renewals.

Other Operating Expenses

Other operating expenses increased by $4.3 million, or 18.0%, to $28.0 million during the 26 weeks ended June 27, 2021, from $23.8 million during the 26 weeks ended June 28, 2020. The increase was primarily related to an increase in certain items variable with sales, including fees to third-party delivery partners. As a percentage of sandwich shop sales, other operating expenses decreased to 16.1% for the 26 weeks ended June 27, 2021, from 16.6% for the 26 weeks ended June 28, 2020, primarily driven by sales leverage in operating expense items that are not directly variable with sales.

Advertising

Advertising expenses increased by 51.0% to $847 thousand during the 26 weeks ended June 27, 2021, from $561 thousand during the 26 weeks ended June 28, 2020.

General and Administrative Expenses

General and administrative expenses decreased by $1.0 million, or 5.9%, to $16.7 million during the 26 weeks ended June 21, 2021, from $17.7 million during the 26 weeks ended June 28, 2020. This decrease was primarily driven by a decrease in payroll costs as a result of the restructuring plan enacted during the fourth quarter of 2020 and decreased professional fees associated with the shareholder proxy matter in the second quarter of 2020, partially offset by increased expense for the accrual of annual bonuses for 2021. As a percentage of revenues, general and administrative expenses decreased to 9.5% for the 26 weeks ended June 27, 2021, from 12.3% for the 26 weeks ended June 28, 2020, primarily driven by increased sales leverage.

Depreciation Expense

Depreciation expense decreased by $1.7 million, or 16.2%, to $8.7 million during the 26 weeks ended June 27, 2021, from $10.4 million during the 26 weeks ended June 28, 2020. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. As a percentage of revenues, depreciation was 5.0% during the 26 weeks ended June 27, 2021, and was 7.2% for the 26 weeks ended June 28, 2020.

Pre-Opening Costs

There were no pre-opening costs during the 26 weeks ended June 27, 2021. Pre-opening costs were $64 thousand during the 26 weeks ended June 28, 2020.

Impairment, Loss on Disposal of Property and Equipment and Shop Closures

Impairment, loss on disposal of property and equipment and shop closures decreased by $4.5 million, or 57.1%, to $3.4 million during the 26 weeks ended June 27, 2021, from $7.9 million during the 26 weeks ended June 28, 2020.

After performing a periodic review of our shops during the 26 weeks ended June 27, 2021, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $429 thousand for the 26 weeks ended June 27, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

During the 26 weeks ended June 27, 2021, we terminated 3 leases. We incurred $0.2 million in lease termination fees related to these leases for the 26 weeks ended June 27, 2021. Upon termination of leases during the 26 weeks ended June 27, 2021, we derecognized ROU assets of $1.4 million and lease liabilities of $1.6 million that resulted in a net gain of $0.1 million that is recorded in impairment, loss on disposal of property and equipment and shop closures.

During the first quarter of 2021, we amended the lease for our corporate Support Center office in Chicago to relocate to a different office space. As a result of this relocation, the leasehold improvements of the original office space were disposed, resulting in a loss on disposal of $2.5 million.

Interest Expense, Net

Net interest expense was $472 thousand during the 26 weeks ended June 27, 2021 and $462 thousand during the 26 weeks ended June 28, 2020.

Income Tax Expense

We recognized income tax expense of $214 thousand for the 26 weeks ended June 27, 2021. We recognized an income tax benefit of $3.7 million for the 26 weeks ended June 28, 2020 primarily due to a discrete tax benefit recorded for the carryback of NOLs and a refund of prior AMT credits allowed under the CARES Act.

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

We ended the second quarter of 2021 with a cash balance of $11.8 million and total liquidity (cash plus amounts available on our Revolving Credit Facility) of $35.3 million compared to a balance of $11.5 million and total liquidity of $33.5 million at the end of the previous quarter. We believe that cash from our operations and borrowings under our revolving credit facility will be able to provide sufficient liquidity for at least the next twelve months.

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

Cash Flows

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 26 Weeks Ended
	June 27,	June 28,
	2021	2020
Net cash provided by (used in):
Operating activities	$(5,454)	$(4,923)
Investing activities	(3,333)	(7,333)
Financing activities	9,499	22,542
Net increase (decrease) in cash	$712	$10,286

Operating Activities

Net cash used in operating activities increased to $5.5 million for the 26 weeks ended June 27, 2021, from cash used in operating activities of $4.9 million for the 26 weeks ended June 28, 2020. The $0.6 million change in operating cash was primarily driven by the timing of payment for certain liabilities, including the deferral of rent for many of our shops in the prior year. Approximately $3.7 million of deferred rent from 2020 was repaid in the 26 weeks ended June 27, 2021. This was partially offset by a decrease in loss from operations compared to the prior year.

Investing Activities

Net cash used in investing activities decreased to $3.3 million for the 26 weeks ended June 27, 2021, from $7.3 million for the 26 weeks ended June 28, 2020. The $4.0 million decrease was primarily due to a reduction of capital expenditures related to new shop construction. Due to the COVID-19 pandemic, capital expenditures have been reduced and no new company shop construction is planned.

Financing Activities

Net cash provided by financing activities decreased to $9.5 million for the 26 weeks ended June 27, 2021, from $22.5 million for the 26 weeks ended June 28, 2020. The $13.0 million change in financing cash was primarily driven by net borrowings under the Credit Facility, partially offset by the net proceeds from the SPA.

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

As of June 27, 2021, we had $786 thousand outstanding under the Credit Agreement. As of June 27, 2020, we had $23.1 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.

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

The Loan is scheduled to mature five years from the date on which PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. We have used all of the PPP proceeds toward qualifying expenses and are pursuing forgiveness of the full Loan amount, but we are not able to determine the likelihood or the amount of forgiveness that will be obtained.

We have recorded the amount of the Loan as long-term debt in our condensed consolidated balance sheet as of June 27, 2021, net of the current portion of the Loan which represents the payments that would be due in the next twelve months if we are not able to obtain forgiveness. The related interest has been recorded to interest expense in our condensed consolidated statement of operations for the 13 and 26 weeks ended June 27, 2021.

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

For the 26 ended June 27, 2021, we did not repurchase any shares of our common stock. In light of the COVID-19 pandemic, we do not have plans to repurchase any common stock under our stock repurchase program at this time.

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

Off-Balance Sheet Arrangements

As of June 27, 2021, we do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 27, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter ended June 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended June 27, 2021 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
March 29, 2021 -June 27, 2021	77	$8.90	—	$37,982
Total:	77		—
(1)	Represents shares of our common stock surrendered by employees to satisfy withholding obligations resulting from the vesting of equity awards.
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

POTBELLY CORPORATION

Date: August 5, 2021	By:	/s/ Steven Cirulis
Steven Cirulis
Chief Financial Officer
(Principal Financial Officer)