Form 10-Q
period 2021-09-26
POTBELLY CORP
filed 2021-11-04
CIK 1195734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

As of October 24, 2021, the registrant had 28,750,836 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Potbelly Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(amounts in thousands, except par value data, unaudited)

	September 26,	December 27,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$9,836	$11,126
Accounts receivable, net of allowances of $21 and $47 as of September 26, 2021 and December 27, 2020, respectively	5,732	4,354
Inventories	3,186	2,989
Prepaid expenses and other current assets	4,352	4,839
Total current assets	23,106	23,308
Property and equipment, net	52,578	61,193
Right-of-use assets for operating leases	171,343	189,141
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred expenses, net and other assets	4,107	4,089
Total assets	$256,760	$283,357
Liabilities and Equity
Current liabilities
Accounts payable	$5,452	$6,206
Accrued expenses	29,523	23,742
Short-term operating lease liabilities	30,924	35,325
Current portion of long-term debt	1,833	333
Total current liabilities	67,732	65,606
Long-term debt, net of current portion	13,967	15,953
Long-term operating lease liabilities	170,594	189,146
Other long-term liabilities	4,717	7,157
Total liabilities	257,010	277,862
Commitments and contingencies (Note 11)
Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 28,369 and 24,323 shares as of September 26, 2021 and December 27, 2020, respectively	380	339
Warrants	2,566	—
Additional paid-in-capital	452,113	438,174
Treasury stock, held at cost, 9,774 and 9,612 shares as of September 26, 2021, and December 27, 2020, respectively	(114,511)	(113,266)
Accumulated deficit	(340,778)	(319,477)
Total stockholders’ equity	(230)	5,770
Non-controlling interest	(20)	(275)
Total equity	(250)	5,495
Total liabilities and equity	$256,760	$283,357

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(amounts in thousands, except per share data, unaudited)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2021	2020	2021	2020
Revenues
Sandwich shop sales, net	$100,996	$72,189	$275,274	$215,013
Franchise royalties and fees	698	474	1,974	1,402
Total revenues	101,694	72,663	277,248	216,415

Expenses
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	28,225	20,721	76,035	61,003
Labor and related expenses	33,087	25,809	93,662	78,090
Occupancy expenses	13,437	13,904	40,598	43,581
Other operating expenses	16,312	12,126	44,343	35,881
Advertising	896	233	1,740	794
General and administrative expenses	7,612	9,588	24,275	27,300
Depreciation expense	3,610	4,699	12,337	15,110
Pre-opening costs	—	—	—	64
Impairment, loss on disposal of property and equipment and shop closures	1,118	1,721	4,497	9,602
Total expenses	104,297	88,801	297,487	271,425
Loss from operations	(2,603)	(16,138)	(20,239)	(55,010)

Interest expense, net	241	268	713	730
Loss before income taxes	(2,844)	(16,406)	(20,952)	(55,740)
Income tax expense (benefit)	16	(2,917)	230	(6,585)
Net loss	(2,860)	(13,489)	(21,182)	(49,155)
Net income (loss) attributable to non-controlling interest	88	(77)	119	(191)
Net loss attributable to Potbelly Corporation	$(2,948)	$(13,412)	$(21,301)	$(48,964)

Net loss per common share attributable to common stockholders:
Basic	$(0.10)	$(0.56)	$(0.78)	$(2.06)
Diluted	$(0.10)	$(0.56)	$(0.78)	$(2.06)
Weighted average shares outstanding:
Basic	28,264	23,957	27,395	23,792
Diluted	28,264	23,957	27,395	23,792

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts and shares in thousands, unaudited)

For the 13 weeks ended:	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at June 28, 2020	23,898	334	(112,757)	—	436,536	(289,638)	178	$34,653
Net income (loss)	—	—	—	—	—	(13,412)	(77)	(13,489)
Stock-based compensation plans	314	4	(509)	—	(4)	—	—	(509)
Distributions to non-controlling interest	—	—	—	—	—	—	(172)	(172)
Stock-based compensation expense	—	—	—	—	1,608	—	—	1,608
Balance at September 27, 2020	24,212	$338	$(113,266)	$—	$438,140	$(303,050)	$(71)	$22,091

Balance at June 27, 2021	28,171	378	(113,951)	2,566	451,475	(337,830)	(108)	2,530
Net income (loss)	—	—	—	—	—	(2,948)	88	(2,860)
Stock-based compensation plans	198	2	(560)	—	(2)	—	—	(560)
Stock-based compensation expense	—	—	—	—	640	—	—	640
Balance at September 26, 2021	28,369	$380	$(114,511)	$2,566	$452,113	$(340,778)	$(20)	$(250)

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(amounts and shares in thousands, unaudited)

For the 39 weeks ended:	Common Stock		Treasury		Additional Paid-In-	Accumulated	Non- Controlling
	Shares	Amount	Stock	Warrants	Capital	Deficit	Interest	Total Equity
Balance at December 29, 2019	23,638	331	(112,680)	—	435,278	(254,081)	321	$69,169
Cumulative impact of Topic 326, net of tax of $2	—	—	—	—	—	(5)	—	(5)
Net income (loss)	—	—	—	—	—	(48,964)	(191)	(49,155)
Stock-based compensation plans	444	6	(586)	—	(6)	—	—	(586)
Repurchases of common stock	130	1	—	—	388	—	—	389
Distributions to non-controlling interest	—	—	—	—	—	—	(344)	(344)
Contributions from non-controlling interest	—	—	—	—	—	—	143	143
Stock-based compensation expense	—	—	—	—	2,480	—	—	2,480
Balance at September 27, 2020	24,212	$338	$(113,266)	$—	$438,140	$(303,050)	$(71)	$22,091

Balance at December 27, 2020	24,323	$339	$(113,266)	$—	$438,174	$(319,477)	$(275)	$5,495
Net income (loss)	—	—	—	—	—	(21,301)	119	(21,182)
Stock-based compensation plans	796	9	(1,245)	—	(9)	—	—	(1,245)
Proceeds from exercise of stock options	—	—	—	—	219	—	—	219
Issuance of common shares and warrants, net of fees	3,250	32	—	2,566	12,241	—	—	14,839
Contributions from non-controlling interest	—	—	—	—	—	—	136	136
Stock-based compensation expense	—	—	—	—	1,488	—	—	1,488
Balance at September 26, 2021	28,369	$380	$(114,511)	$2,566	$452,113	$(340,778)	$(20)	$(250)

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(amounts in thousands, unaudited)

	For the 39 Weeks Ended
	September 26,	September 27,
	2021	2020
Cash flows from operating activities:
Net loss	$(21,182)	$(49,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,337	15,110
Noncash lease expense	19,199	20,151
Deferred income tax	14	14
Stock-based compensation expense	1,488	2,480
Impairment, loss on disposal of property and equipment and shop closures	3,944	8,873
Other operating activities	232	582
Changes in operating assets and liabilities:
Accounts receivable, net	(1,378)	(281)
Inventories	(197)	749
Prepaid expenses and other assets	626	49
Accounts payable	(1,130)	1,918
Operating lease liabilities	(24,932)	(10,776)
Accrued expenses and other liabilities	3,841	2,542
Net cash used in operating activities:	(7,138)	(7,744)

Cash flows from investing activities:
Purchases of property and equipment	$(7,543)	$(8,702)
Net cash used in investing activities:	(7,543)	(8,702)

Cash flows from financing activities:
Borrowings under revolving credit facility	$28,000	$49,786
Repayments under revolving credit facility	(28,486)	(37,400)
Proceeds from Paycheck Protection Program loan	—	10,000
Payment of debt issuance costs	(195)	(553)
Proceeds from issuance of common shares and warrants, net of fees	14,839	—
Proceeds from exercise of stock options	219	—
Employee taxes on certain stock-based payment arrangements	(1,122)	(585)
Distributions to non-controlling interest	—	(344)
Contributions from non-controlling interest	136	143
Net cash provided by financing activities:	13,391	21,047

Net increase (decrease) in cash and cash equivalents	(1,290)	4,601
Cash and cash equivalents at beginning of period	11,126	18,806
Cash and cash equivalents at end of period	$9,836	$23,407

Supplemental cash flow information:
Income taxes paid	$185	$240
Interest paid	482	468
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$599	$350
Unpaid liability for employee taxes on certain stock-based payment arrangements	124	—

See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Other Matters

Business

Potbelly Corporation (the “Company”, “Potbelly”, “we”, “us” or “our”), through its wholly owned subsidiaries, owns and operates 397 company-owned shops in the United States. Additionally, Potbelly franchisees operate 46 shops in the United States.

Basis of Presentation

The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in our Annual Report on Form 10-K for the year ended December 27, 2020. The unaudited condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly our balance sheet as of September 26, 2021 and December 27, 2020, our statement of operations for the 13 and 39 weeks ended September 26, 2021 and September 27, 2020, the statement of equity for the 13 and 39 weeks ended September 26, 2021 and September 27, 2020, and our statement of cash flows for the 39 weeks ended September 26, 2021 and September 27, 2020 have been included. The condensed consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year. Any reclassifications made had no impact on the loss from operations, balance sheets or statements of cash flows.

We do not have any components of other comprehensive income recorded within our consolidated financial statements and therefore, does not separately present a statement of comprehensive income in our condensed consolidated financial statements.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus ("COVID-19") and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. In response to the pandemic, many states and jurisdictions in which we operate issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus, resulting in significant changes to our operations and a sudden and drastic decrease in revenues. While the pandemic continues to have an impact on our business, the distribution of COVID-19 vaccines and a decline in positive cases and hospitalizations has resulted in a gradual improvement during 2021. Nearly all of our shops have reopened their dining rooms and are no longer subject to the operating restrictions and capacity limits related to COVID-19. We will continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including mask mandates, hours of operation, and the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction and restaurant operating protocols, which could result in lower in-shop dining revenue or higher operating costs.

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our operations and financial results for the foreseeable future. There are many uncertainties regarding the current COVID-19 pandemic, and we continue to closely monitor the impact of the pandemic on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors, business partners, and distribution channels. We are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties, however, we are continually assessing the evolving impact of the COVID-19 pandemic and intend to make adjustments to our responses accordingly.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works, LLC (“PSW”); seven of PSW’s wholly owned subsidiaries and PSW’s six joint ventures, collectively, the “Company.” All intercompany balances and transactions have been eliminated in consolidation. For consolidated joint ventures, non-controlling interest represents a non-controlling partner’s share of the assets, liabilities and operations related to the seven joint venture investments. Potbelly has ownership interests ranging from 51-80% in these consolidated joint ventures.

Fiscal Year

We use a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2021 and 2020 both consist of 52 weeks. The fiscal quarters ended September 26, 2021 and September 27, 2020 each consisted of 13 weeks.

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

(2) Revenue

We primarily earn revenue at a point in time for sandwich shop sales, which can occur in person at the shop, over our online or app platform, or through a third-party platform. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities. We have other revenue generating activities outlined below.

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

We recognized gift card breakage income of $0.1 million and $0.1 million for the 39 weeks ended September 26, 2021, and September 27, 2020, respectively, which is recorded within net sandwich shop sales in our condensed consolidated statements of operations.

Loyalty Program

During the second quarter of 2020, we implemented a new customer loyalty program for customers using the Potbelly Perks application at the point of sale. The customer will typically earn 10 points for every dollar spent in addition to any active promotions, and the customer will earn a free entrée after earning 1,000 points. We defer revenue associated with the estimated selling price of points earned by Potbelly Perks members towards free entrées as each point is earned, and a corresponding liability is established in deferred revenue. The deferral is based on the estimated value of the product for which the reward is expected to be redeemed, net of estimated unredeemed points. Once a customer earns a free entrée, that entrée reward will expire after 30 days. Earned but unredeemed points expire after one year of inactivity on that customer’s account. When points are redeemed, we recognize revenue for the redeemed product and reduce deferred revenue.

For the 39 weeks ended September 26, 2021 revenue recognized from all revenue sources on point in time sales was $276.8 million, and revenue recognized from sales over time was $0.4 million. For the 39 weeks ended September 27, 2020, revenue recognized from all revenue sources on point in time sales was $216.0 million, and revenue recognized from sales over time was $0.4 million.

Contract Liabilities

As described above, we record current and noncurrent contract liabilities for upfront franchise fees, gift cards and the loyalty program. There are no other contract liabilities or contract assets recorded by us.

The opening and closing balances of our current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 27, 2020	$3,138	$1,707
Ending balance as of September 26, 2021	3,357	1,489
Increase (decrease) in contract liability	$219	$(218)

The aggregate value of remaining performance obligations on outstanding contracts was $4.8 million as of September 26, 2021. We expect to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2021	$1,077
2022	1,834
2023	370
2024	227
2025	314
Thereafter	1,025
Total revenue recognized	$4,847

For the 13 and 39 weeks ended September 26, 2021, the amount of revenue recognized related to the December 27, 2020 liability ending balance was $0.2 million and $1.1 million, respectively. For the 13 weeks and 39 weeks ended September 27, 2020, the amount of revenue recognized related to the December 31, 2019 liability ending balance was $0.1 million and $0.9 million, respectively. This revenue related to the recognition of gift card redemptions and upfront franchise fees. For the 13 and 39 weeks ended September 26, 2021 and September 27, 2020, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.

(3) Fair Value Measurement

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.

The book value of the long-term debt under the Credit Agreement, subsequently amended most recently as of February 26, 2021 and further discussed in Note 7, is considered to approximate its fair value as of September 26, 2021 as the interest rates are considered in line with current market rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

We assess potential impairments to our long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the 13 weeks and 39 weeks ended September 26, 2021, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance, primarily related to the impacts of COVID-19. We performed an impairment analysis related to these shops and recorded an impairment charge of $1.0 million and $1.5 million for the 13 and 39 weeks ended September 26, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

During the first quarter of 2021, we amended the lease for our corporate Support Center office in Chicago to relocate to a different office space within the same building. As a result of this relocation, the leasehold improvements of the original office space were disposed, resulting in a loss on disposal of $2.5 million based on the remaining net book value of those assets.

(4) Loss Per Share

Basic and diluted loss per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted loss per common share attributable to common stockholders is computed by dividing the loss allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the 13 and 39 weeks ended September 26, 2021 and September 27, 2020, we had a loss per share, and therefore potentially dilutive shares were excluded from the calculation.

The following table summarizes the loss per share calculation:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2021	2020	2021	2020
Net loss attributable to Potbelly Corporation	$(2,948)	$(13,412)	$(21,301)	$(48,964)
Weighted average common shares outstanding-basic	28,264	23,957	27,395	23,792
Plus: Effect of potential stock options exercise	—	—	—	—
Weighted average common shares outstanding-diluted	28,264	23,957	27,395	23,792
Loss per share available to common stockholders-basic	$(0.10)	$(0.56)	$(0.78)	$(2.06)
Loss per share available to common stockholders-diluted	$(0.10)	$(0.56)	$(0.78)	$(2.06)
Potentially dilutive shares that are considered anti-dilutive:
Common share options	1,888	3,015	1,994	2,769

(5) Income Taxes

The interim tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that occur during the quarter. We regularly assess the need for a valuation allowance related to our deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019, resulting in a non-cash charge to income tax expense of $13.6 million. We continue to maintain a valuation allowance against all of our deferred tax assets as of September 26, 2021. We did not provide for an income tax benefit on our pre-tax loss for the 13 and 39 weeks ended September 26, 2021 and September 27, 2020. We assess the likelihood of the realization of our deferred tax assets each quarter and the valuation allowance is adjusted accordingly.

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain NOLs and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, accelerate refunds of previously generated corporate AMT credits, loosen the business interest limitation under section 163(j), and fix the qualified improvement property regulations in the 2017 Tax Cuts and Jobs Act. As a result of the CARES Act, we received a tax refund of $6.7 million during fiscal year 2020 from the carryback of NOLs and a refund of prior AMT credits.

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

In fiscal year 2020, as a result of COVID-19, we held discussions with landlords regarding restructuring of our leases in light of various contractual and legal defenses, and we subsequently entered into a total of 350 amendments with our respective landlords through September 26, 2021. The vast majority of these lease amendments were completed during fiscal year 2020, and we are substantially complete with COVID-19-related lease amendments as of September 26, 2021.

During the 13 weeks ended September 26, 2021, we did not terminate any leases. During the 39 weeks ended September 26, 2021, we terminated 3 leases. We incurred $0.2 million in lease termination fees related to these leases for the 39 weeks ended September 26, 2021. Upon termination of the leases during the 39 weeks ended September 26, 2021, we derecognized ROU assets of $1.4 million and lease liabilities of $1.5 million that resulted in a net gain of $0.1 million that is recorded in impairment, loss on disposal of property and equipment and shop closures.

Operating lease term and discount rate were as follows:

	September 26,	September 27,
	2021	2020
Weighted average remaining lease term (years)	7.33	8.02
Weighted average discount rate	7.93%	7.89%

Certain of our operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops. Pass-through charges and payments based on percentage rent are included within variable lease cost.

The components of lease cost were as follows:

		For the 13 Weeks Ended		For the 39 Weeks Ended
		September 26,	September 27,	September 26,	September 27,
	Classification	2021	2020	2021	2020
Operating lease cost	Occupancy and General and administrative expenses	10,310	11,112	31,017	34,699
Variable lease cost	Occupancy	3,090	2,879	9,565	9,119
Total lease cost		$13,400	$13,991	$40,582	$43,818

Supplemental disclosures of cash flow information related to leases were as follows:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2021	2020	2021	2020
Operating cash flows rent paid for operating lease liabilities	11,688	10,693	36,739	24,200
Operating right-of-use assets obtained in exchange for new operating lease liabilities	2,302	5,264	6,958	18,800
Reduction in operating right-of-use assets due to lease terminations and modifications	—	7,973	4,140	12,855

As of September 26, 2021, we had no real estate leases entered into that had not yet commenced.

Maturities of lease liabilities were as follows as of September 26, 2021:
Operating Leases
Remainder of 2021	13,026
2022	42,129
2023	37,972
2024	34,893
2025	31,976
2026	28,199
Thereafter	81,997
Total lease payments	270,192
Less: imputed interest	(68,674)
Present value of lease liabilities	$201,518

(7) Debt and Credit Facilities

The components of long-term debt were as follows:

	September 26,	December 27,
	2021	2020
Revolving credit facility	$5,800	$6,286
Paycheck Protection Program loan	10,000	10,000
Less: current portion of long-term debt	(1,833)	(333)
Total long-term debt	$13,967	$15,953

Current portion of debt	$1,833	$333

Revolving credit facility

On August 7, 2019, we entered into a second amended and restated revolving credit facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”). The Credit Agreement amends and restates that certain amended and restated revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. The Credit Agreement provided, among other things, for a revolving credit facility in a maximum principal amount $40 million, with possible future increases of up to $20 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a specified margin or (ii) a prime rate as announced by JP Morgan plus a specified margin. The applicable margin was determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we were required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility. So long as certain total leverage ratios, EBITDA thresholds and minimum liquidity requirements are met and no default or event of default has occurred or would result, there was no limit on the “restricted payments” (primarily distributions and equity repurchases) that we may make, provided that proceeds of the loans under the Credit Agreement may not be used for purposes of making restricted payments.

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

As of September 26, 2021, we had $5.8 million outstanding under the Credit Agreement. As of December 27, 2020, we had $6.3 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.

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

We have recorded the amount of the Loan as long-term debt in our condensed consolidated balance sheet as of September 26, 2021, net of the current portion of the Loan which represents the payments that would be due in the next twelve months if we are not able to obtain forgiveness. The related interest has been recorded to interest expense in our condensed consolidated statement of operations for the 13 and 39 weeks ended September 26, 2021.

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

The accrued restructuring balances as of September 26, 2021 represent expected future cash payments required to satisfy our remaining obligations, nearly all of which are expected to be paid by the end of 2021.

Total
(Thousands)
Balance as of December 27, 2020	$1,489
Charges incurred	—
Payments made	(1,107)
Balance at September 26, 2021	$382

(9) Capital Stock

On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the 13 and 39 weeks ended September 26, 2021, we did not repurchase any shares of our common stock under the stock repurchase program. In light of the COVID-19 pandemic, we do not have plans to repurchase any common stock under our stock repurchase program at this time.

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

(10) Stock-Based Compensation

Stock options

We have awarded stock options to certain employees and certain non-employee members of our Board of Directors. The grants generally vest over a four-year period. The fair value of stock options is determined using the Black-Scholes option pricing model. There were no stock options granted during the 13 and 39 weeks ended September 26, 2021.

A summary of stock option activity for the 39 weeks ended September 26, 2021 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 27, 2020	1,233	$10.68	$—	2.49
Granted	—	—
Exercised	(31)	7.24
Canceled	(664)	9.75
Outstanding—September 26, 2021	538	12.03	$—	2.50
Exercisable—September 26, 2021	535	$12.02	$—	2.48

Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the 13 and 39 weeks ended September 26, 2021, we recognized stock-based compensation expense related to stock options of less than $0.1 million. For the 13 weeks ended September 27, 2020, we recognized stock-based compensation credit of $0.1 million due to forfeiture credits. For the 39 weeks ended September 27, 2020, we recognized stock-based compensation expense related to stock options of $0.2 million.  As of September 26, 2021, unrecognized stock-based compensation expense for stock options was less than $0.1 million, which will be recognized through fiscal year 2022. We record stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.

Restricted stock units

We award restricted stock units (“RSUs”) to certain employees and certain non-employee members of our Board of Directors. Prior to 2021, the Board of Director grants had a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. Beginning with the annual grant made in the second quarter of 2021, the Board of Director grants fully vest on the first anniversary of the grant date, or upon termination from the Board of Directors for any reason other than for cause, a pro rata portion of the shares vest on the termination date. The employee grants vest in one-third increments over a three-year period. For the 13 and 39 weeks ended September 26, 2021, we recognized stock-based compensation expense related to RSUs of $0.6 million and $1.0 million, respectively. For the 13 and 39 weeks ended September 27, 2020, we recognized stock-based compensation expense related to RSUs of $1.0 million and $1.6 million. As of September 26, 2021, unrecognized stock-based compensation expense for RSUs was $4.4 million, which will be recognized through fiscal year 2024.

A summary of RSU activity for the 39 weeks ended September 26, 2021 is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 27, 2020	994	$3.35
Granted	649	6.16
Vested	(419)	7.12
Canceled	(13)	—
Non-vested as of September 26, 2021	1,211	$4.47

Performance stock units

We award performance share units (“PSUs”) to certain of our employees. The PSUs have certain vesting conditions based upon our financial performance or our stock price.

We grant PSUs that are subject to service and market vesting conditions. The fair market value of each grant was established using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the 13 and 39 weeks ended September 26, 2021, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.1 million and $0.5 million, respectively.

A summary of activity for PSUs with market vesting conditions for the 39 weeks ended September 26, 2021 is as follows:

PSUs	Number of PSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 27, 2020	502	1.38
Granted	130	8.43
Vested	(502)	6.76
Canceled	—	—
Non-vested as of September 26, 2021	130	$8.43

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

(13) Subsequent Events

On November 3, 2021, we entered into a certain Equity Sales Agreement (the “Sales Agreement”) with William Blair & Company, L.L.C., as agent (“William Blair”) pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40,000,000 (the “Shares”), from time to time, in our sole discretion, through an “at the market” equity offering program under which William Blair will act as sales agent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to our future financial position and results of operations, our ability to grow our brand in new and existing markets, and the implementation and results of strategic initiatives, including our “Traffic-Driven Profitability” 5-pillar strategic plan. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, the potential future impact of COVID-19 on our business and results of operations; compliance with covenants in our credit facility; competition; general economic conditions; our ability to successfully implement our business strategy; the success of our initiatives to increase sales and traffic; changes in commodity, energy and other costs; our ability to attract and retain management and employees; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company-	Franchise-	Total
	Operated	Operated	Company
Shops as of December 29, 2019	428	46	474
Shops opened	4	2	6
Shops closed	(26)	(2)	(28)
Shops as of September 27, 2020	406	46	452

Shops as of December 27, 2020	400	46	446
Shops opened	—	3	3
Shops closed	(3)	(3)	(6)
Shops as of September 26, 2021	397	46	443

Impact of COVID-19 on Our Business

On January 30, 2020, the WHO announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic has significantly impacted economic conditions in the United States where all our shops are located. In response to the pandemic, many states and jurisdictions in which we operate issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus, resulting in significant changes to our operations and a sudden and drastic decrease in revenues. While the pandemic continues to have an impact on our business, the distribution of COVID-19 vaccines and a decline in positive cases and hospitalizations has resulted in a gradual improvement during 2021. Nearly all of our shops have reopened their dining rooms and are no longer subject to operating restrictions and capacity limits related to COVID-19. As of September 26, 2021, 5 of our shops remain temporarily closed. We will continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including mask mandates, hours of operation, and the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction and restaurant operating protocols, which could result in lower in-shop dining revenue or higher operating costs.

As the COVID-19 pandemic emerged, our first priority was and continues to be ensuring the health, safety, and wellness of our employees as we serve our customers and communities. We continue to adhere to our stringent food safety and quality assurance programs. We have implemented strict sanitation protocols for our shops including disinfecting high-touch areas and providing tamper-evident stickers on all pickup and delivery orders. We are monitoring recommendations from the Centers for Disease Control and the Occupational Safety and Health Administration and will make necessary adjustments to align with requirements and emerging best practices.

Specifically, COVID-19 has affected our financial results and performance as follows:

•

Revenue – Many of our shops, specifically those in suburban and urban residential locations are now operating near or above pre-COVID-19 levels, but other shops, especially those in central business districts, are still operating materially below those levels. While the majority of our shops have reopened their dining rooms and are operating without mandated restrictions, the pandemic has affected consumer behavior including more significant focus on digital sales. As such, we continue to offer convenient off-premise options for customers. Customers can place off-premise orders through Potbelly.com and the Potbelly app, or through DoorDash, Grubhub, Postmates, Uber Eats and other marketplaces nationwide. We also continue to evaluate our product offerings and service methods to ensure we are aligned with the preferences of our customers as the pandemic evolves.

•

Operating Costs – We implemented measures to reduce operating costs and general and administrative expenses in response to the negative impact the pandemic has had on our business. We continually adjust shop-level labor and purchases of inventory to align with current levels of demand. At the onset of the pandemic, we implemented a strategy to reduce costs and preserve cash, and we continue to be thoughtful and judicious regarding our operating expenses during the uncertainty of the pandemic. We negotiated rent abatements, rent deferrals, and other modified lease terms with the majority of our shop landlords in order to preserve liquidity and reduce ongoing occupancy costs. Additionally, we announced a corporate restructuring plan that was executed during the fourth quarter of 2020 that is expected to reduce annual general and administrative expenses by $3.5 million to $4.0 million. The restructuring plan consisted of corporate expense optimization, consolidation of shop support services, and other expense and staff reductions.

As a result of COVID-19, during the 13 weeks ended September 26, 2021, some of our food and paper suppliers have experienced shortages in labor and transportation resources, which in some cases, has resulted in increased costs of our food and paper, which we expect will continue to a certain extent through the remainder of the year. We have worked closely with our suppliers to ensure availability of products and, to date, there has been minimal disruption to the availability of our products, though it is possible that more significant disruptions could occur if the COVID-19 pandemic and labor and supply chain availability challenges continue to worsen.

In addition, during the 13 weeks ended September 26, 2021, we experienced labor availability challenges in certain restaurants. We are managing the labor availability impact on these restaurants by selectively raising wages and limiting our hours of operation or closing dining rooms, when necessary.

Although we have been able to manage costs relating to compliance with our stringent food safety and quality assurance programs and implementation and maintenance of strict sanitation protocols for our shops, to the extent new requirements or actions are mandated or we deem them advisable, we may incur additional costs to comply with such requirements to take such actions.

During 2021 we have increased, and plan to continue to increase, menu prices as necessary in order to offset additional costs as a result of COVID-19 and a higher inflationary economic environment in the U.S. These price increase may not be sufficient to mitigate additional unexpected higher costs and further increases may negatively impact consumer behavior and purchases.

•

Shop Development – We halted capital investment in new company-owned shops, except for shops that were substantially complete, as well as all non-essential capital expenditures. We currently do not have plans to begin construction on any company-owned shops until the impact of the pandemic is behind us.

We will continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, franchisees, stakeholders and communities.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how the business is performing are comparable store sales, shop-level profit margins, and adjusted EBITDA.

Company-Operated Comparable Store Sales

Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable store base to include those shops open for 15 months or longer. As of the quarters ended September 26, 2021 and September 27, 2020, there were 365 and 367 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the comparable store sales calculation, a transaction is defined as an entree, which includes sandwiches, salads and bowls of soup or mac and cheese.

Number of Company-Operated Shop Openings

The number of company-operated shop openings reflects the number of shops opened during a particular reporting period. Before we open new shops, we incur pre-opening costs. Often, new shops open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. While sales volumes are generally higher during the initial opening period, new shops typically experience normal inefficiencies in the form of higher cost of sales, labor and other direct operating expenses and as a result, shop-level profit margins are generally lower during the start-up period of operation. The average start-up period is 10 to 13 weeks. The number and timing of shop openings has had, and is expected to continue to have, an impact on the our results of operations.

Shop-Level Profit (Loss) Margin

Shop-level profit (loss) margin is defined as net company-operated sandwich shop sales less company-operated sandwich shop operating expenses, including cost of goods sold, labor and related expenses, other operating expenses and occupancy expenses, as a percentage of net company-operated sandwich shop sales. Shop-level profit (loss) margin is not required by or presented in accordance with GAAP. We believe shop-level profit (loss) margin is important in evaluating shop-level productivity, efficiency and performance.

Adjusted EBITDA

We define adjusted EBITDA as net income before depreciation and amortization, interest expense and provision for income taxes, adjusted for the impact of the following items that we do not consider representative of ongoing operating performance: stock-based compensation expense, impairment of long-lived assets, gain or loss on disposal of property and equipment and shop closure expenses, pre-opening expenses and CEO transition costs as well as other one-time, non-recurring charges. We believe that adjusted EBITDA is a more appropriate measure of operating performance, as it provides a clearer picture of operating results by eliminating expenses that are not reflective of underlying business performance.

13 Weeks Ended September 26, 2021 Compared to 13 Weeks Ended September 27, 2020

The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands):

	For the 13 Weeks Ended
	September 26, 2021	% of Revenues	September 27, 2020	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$100,996	99.3%	$72,189	99.3%	$28,807	39.9%
Franchise royalties and fees	698	0.7	474	0.7	224	47.3
Total revenues	101,694	100.0	72,663	100.0	29,031	40.0

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	28,225	27.9	20,721	28.7	7,504	36.2
Labor and related expenses	33,087	32.8	25,809	35.8	7,278	28.2
Occupancy expenses	13,437	13.3	13,904	19.3	(467)	(3.4)
Other operating expenses	16,312	16.2	12,126	16.8	4,186	34.5

(Percentages stated as a percent of total revenues)
Advertising	896	0.9	233	0.3	663	284.5
General and administrative expenses	7,612	7.5	9,588	13.2	(1,976)	(20.6)
Depreciation expense	3,610	3.5	4,699	6.5	(1,089)	(23.2)
Impairment, loss on disposal of property and equipment and shop closures	1,118	1.1	1,721	2.4	(603)	(35.0)
Total expenses	104,297	>100	88,801	>100	15,496	17.5
Loss from operations	(2,603)	(2.6)	(16,138)	(22.2)	13,535	(83.9)

Interest expense, net	241	0.2	268	0.4	(27)	(10.1)
Loss before income taxes	(2,844)	(2.8)	(16,406)	(22.6)	13,562	(82.7)
Income tax expense (benefit)	16	*	(2,917)	(4.0)	2,933	>(100)
Net loss	(2,860)	(2.8)	(13,489)	(18.6)	10,629	(78.8)
Net income (loss) attributable to non-controlling interest	88	0.1	(77)	*	165	>(100)
Net loss attributable to Potbelly Corporation	$(2,948)	(2.9)%	$(13,412)	(18.5)%	$10,464	(78.0)%

*	Amount is less than 0.1%

Revenues

Total revenues increased by $29.0 million, or 40.0%, to $101.7 million during the 13 weeks ended September 26, 2021, from $72.7 million during the 13 weeks ended September 27, 2020. This increase was primarily driven by the easing of the government restrictions previously imposed by federal, state and local governments, as a result of the COVID-19 pandemic, as well as the national rollout of our new menu, which increased traffic and average check during the quarter. This resulted in an increase for the quarter of $24.1 million, or 33.7%, in company-operated comparable store sales. The increases in sales during the third quarter of 2021 also included sales of $4.8 million due to shops that were temporarily closed in the prior year and have since re-opened, partially offset by a decrease in sales of $0.6 million due to shops that have permanently closed during the last year. Additionally, revenue from franchise royalties and fees increased by $0.2 million, or 47.3%.

Cost of Goods Sold

Cost of goods sold increased by $7.5 million, or 36.2%, to $28.2 million during the 13 weeks ended September 26, 2021, from $20.7 million during the 13 weeks ended September 27, 2020. This increase was primarily driven by an increase in shop revenue and increased costs of our food and paper as a result of some of our suppliers experiencing shortages in labor and transportation resources. As a percentage of sandwich shop sales, cost of goods sold decreased to 27.9% during the 13 weeks ended September 26, 2021, from 28.7% during the 13 weeks ended September 27, 2020, primarily driven by increased menu prices, including differential pricing on third-party delivery marketplaces.

Labor and Related Expenses

Labor and related expenses increased by $7.3 million, or 28.2%, to $33.1 million during the 13 weeks ended September 26, 2021, from $25.8 million for the 13 weeks ended September 27, 2020, primarily driven by an increase in shop revenue and higher shop labor wage rates as a result of labor availability challenges in certain restaurants. As a percentage of sandwich shop sales, labor and related expenses decreased to 32.8% during the 13 weeks ended September 26, 2021, from 35.8% for the 13 weeks ended September 27, 2020, primarily driven by sales leverage in certain labor related costs not directly variable with sales.

Occupancy Expenses

Occupancy expenses decreased by $0.5 million, or 3.4%, to $13.4 million during the 13 weeks ended September 26, 2021, from $13.9 million during the 13 weeks ended September 27, 2020, primarily due to a decrease in expenses related to closed shops. As a percentage of sandwich shop sales, occupancy expenses decreased to 13.3% for the 13 weeks ended September 26, 2021, from 19.3% for the 13 weeks ended September 27, 2020, primarily due to increased sales leverage in certain occupancy related costs which are not variable with sales, as well as the impact of lease concessions and restructurings over the last year.

Other Operating Expenses

Other operating expenses increased by $4.2 million, or 34.5%, to $16.3 million during the 13 weeks ended September 26, 2021, from $12.1 million during the 13 weeks ended September 27, 2020. The increase was primarily related to an increase in certain items variable with sales, including fees to third-party delivery partners. As a percentage of sandwich shop sales, other operating expenses decreased to 16.2% for the 13 weeks ended September 26, 2021, from 16.8% for the 13 weeks ended September 27, 2020, primarily driven by sales leverage in operating expense items that are not directly variable with sales.

Advertising

Advertising expenses increased by 284.5% to $896 thousand during the 13 weeks ended September 26, 2021, from $233 thousand during the 13 weeks ended September 27, 2020, as we purposely reduced our advertising spend in 2020 as a result of the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses decreased by $2.0 million, or 20.6%, to $7.6 million during the 13 weeks ended September 26, 2021, from $9.6 million during the 13 weeks ended September 27, 2020. This decrease was primarily driven by a decrease in payroll costs as a result of the restructuring plan enacted during the fourth quarter of 2020. As a percentage of revenues, general and administrative expenses decreased to 7.5% for the 13 weeks ended September 26, 2021, from 13.2% for the 13 weeks ended September 27, 2020, primarily driven by increased sales leverage.

Depreciation Expense

Depreciation expense decreased by $1.1 million, or 23.2%, to $3.6 million during the 13 weeks ended September 26, 2021, from $4.7 million during the 13 weeks ended September 27, 2020. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. As a percentage of revenues, depreciation was 3.5% during the 13 weeks ended September 26, 2021 and was 6.5% for the 13 weeks ended September 27, 2020.

Impairment, Loss on Disposal of Property and Equipment and Shop Closures

Impairment, loss on disposal of property and equipment and shop closures decreased by $0.6 million, or 35.0%, to $1.1 million during the 13 weeks ended September 26, 2021, from $1.7 million during the 13 weeks ended September 27, 2020.

After performing a periodic review of our shops during the 13 weeks ended September 26, 2021, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $1.0 million for the 13 weeks ended September 26, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

During the 13 weeks ended September 26, 2021, we did not terminate any leases. As a result, we did not incur any lease termination fees for the 13 weeks ended September 26, 2021.

Interest Expense, Net

Net interest expense was $241 thousand during the 13 weeks ended September 26, 2021 versus $268 thousand during the 13 weeks ended September 27, 2020, as a result of lower debt balances.

Income Tax Expense

We recognized income tax expense of $16 thousand for the 13 weeks ended September 26, 2021. We recognized income tax benefit of $2.9 million for the 13 weeks ended September 27, 2020. The increase in tax expense was primarily due to a discrete tax benefit recorded for the carryback of NOLs and a refund of prior AMT credits allowed under the CARES act in the prior year.

39 weeks Ended September 26, 2021 Compared to 39 weeks Ended September 27, 2020

The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands):

	For the 39 Weeks Ended
	September 26, 2021	% of Revenues	September 27, 2020	% of Revenues	Increase (Decrease)	Percent Change
Revenues
Sandwich shop sales, net	$275,274	99.3%	$215,013	99.4%	$60,261	28.0%
Franchise royalties and fees	1,974	0.7	1,402	0.6	572	40.8
Total revenues	277,248	100.0	216,415	100.0	60,833	28.1

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses
Cost of goods sold, excluding depreciation	76,035	27.6	61,003	28.4	15,032	24.6
Labor and related expenses	93,662	34.0	78,090	36.3	15,572	19.9
Occupancy expenses	40,598	14.7	43,581	20.3	(2,983)	(6.8)
Other operating expenses	44,343	16.1	35,881	16.7	8,462	23.6

(Percentages stated as a percent of total revenues)
Advertising	1,740	0.6	794	0.4	946	119.1
General and administrative expenses	24,275	8.8	27,300	12.6	(3,025)	(11.1)
Depreciation expense	12,337	4.4	15,110	7.0	(2,773)	(18.4)
Pre-opening costs	—	*	64	*	(64)	(100.0)
Impairment, loss on disposal of property and equipment and shop closures	4,497	1.6	9,602	4.4	(5,105)	(53.2)
Total expenses	297,487	>100	271,425	>100	26,062	9.6
Loss from operations	(20,239)	(7.3)	(55,010)	(25.4)	34,771	(63.2)

Interest expense, net	713	0.3	730	0.3	(17)	(2.3)
Loss before income taxes	(20,952)	(7.6)	(55,740)	(25.8)	34,788	(62.4)
Income tax expense (benefit)	230	0.1	(6,585)	(3.0)	6,815	>(100)
Net loss	(21,182)	(7.6)	(49,155)	(22.7)	27,973	(56.9)
Net income attributable to non- controlling interests	119	*	(191)	(0.1)	310	>(100)
Net loss attributable to Potbelly Corporation	$(21,301)	(7.7)%	$(48,964)	(22.6)%	$27,663	(56.5)

*	Amount is less than 0.1%

Revenues

Total revenues increased by $60.8 million, or 28.1%, to $277.2 million during the 39 weeks ended September 26, 2021, from $216.4 million during the 39 weeks ended September 27, 2020. This increase was primarily driven by the easing of the government restrictions previously imposed by federal, state and local governments, as a result of the COVID-19 pandemic, as well as the national rollout of our new menu in the third quarter of 2021, which increased traffic and average check during the quarter. This resulted in an increase of $60.0 million, or 29.1%, in company-operated comparable store sales. The increases in sales during 2021 also included sales of $4.7 million due to shops that were temporary closed in the prior year and have since re-opened, partially offset by a decrease in sales of $6.0 million due to shops that have permanently closed during the last year. Additionally, revenue from franchise royalties and fees increased by $0.6 million, or 40.8%.

Cost of Goods Sold

Cost of goods sold increased by $15.0 million, or 24.6%, to $76.0 million during the 39 weeks ended September 26, 2021, from $61.0 million during the 39 weeks ended September 27, 2020. This increase was primarily driven by an increase in shop revenue and increased costs of our food and paper as a result of some of our suppliers experiencing shortages in labor and transportation resources. As a percentage of sandwich shop sales, cost of goods sold decreased to 27.6% during the 39 weeks ended September 26, 2021, from 28.4% during the 39 weeks ended September 27, 2020, primarily driven by increased menu prices, including differential pricing on third-party delivery marketplaces.

Labor and Related Expenses

Labor and related expenses increased by $15.6 million, or 19.9%, to $93.7 million during the 39 weeks ended September 26, 2021, from $78.1 million for the 39 weeks ended September 27, 2020, primarily driven by an increase in shop revenue and higher shop labor wage rates as a result of labor availability challenges in certain restaurants. As a percentage of sandwich shop sales, labor and related expenses decreased to 34.0% during the 39 weeks ended September 26, 2021, from 36.3% for the 39 weeks ended September 27, 2020, primarily driven by sales leverage in certain labor related costs not directly variable with sales.

Occupancy Expenses

Occupancy expenses decreased by $3.0 million, or 6.8%, to $40.6 million during the 39 weeks ended September 26, 2021, from $43.6 million during the 39 weeks ended September 27, 2020 primarily due to a decrease in expenses related to closed shops. As a percentage of sandwich shop sales, occupancy expenses decreased to 14.7% for the 39 weeks ended September 26, 2021, from 20.3% for the 39 weeks ended September 27, 2020, primarily due to increased sales leverage in certain occupancy related costs, including lease concessions and renewals.

Other Operating Expenses

Other operating expenses increased by $8.5 million, or 23.6%, to $44.3 million during the 39 weeks ended September 26, 2021, from $35.9 million during the 39 weeks ended September 27, 2020. The increase was primarily related to an increase in certain items variable with sales, including fees to third-party delivery partners. As a percentage of sandwich shop sales, other operating expenses decreased to 16.1% for the 39 weeks ended September 26, 2021, from 16.7% for the 39 weeks ended September 27, 2020, primarily driven by sales leverage in operating expense items that are not directly variable with sales.

Advertising

Advertising expenses increased by 119.1% to $1.7 million during the 39 weeks ended September 26, 2021, from $0.8 million during the 39 weeks ended September 27, 2020, as we purposely reduced our advertising spend in 2020 as a result of the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses decreased by $3.0 million, or 11.1%, to $24.3 million during the 39 weeks ended September 26, 2021, from $27.3 million during the 39 weeks ended September 27, 2020. This decrease was primarily driven by a decrease in payroll costs as a result of the restructuring plan enacted during the fourth quarter of 2020 and decreased professional fees associated with the shareholder proxy matter in the second quarter of 2020, partially offset by increased expense for the accrual of annual bonuses for 2021. As a percentage of revenues, general and administrative expenses decreased to 8.8% for the 39 weeks ended September 26, 2021, from 12.6% for the 39 weeks ended September 27, 2020, primarily driven by increased sales leverage.

Depreciation Expense

Depreciation expense decreased by $2.8 million, or 18.4%, to $12.3 million during the 39 weeks ended September 26, 2021, from $15.1 million during the 39 weeks ended September 27, 2020. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. As a percentage of revenues, depreciation was 4.4% during the 39 weeks ended September 26, 2021, and was 7.0% for the 39 weeks ended September 27, 2020.

Pre-Opening Costs

There were no pre-opening costs during the 39 weeks ended September 26, 2021. Pre-opening costs were $64 thousand during the 39 weeks ended September 27, 2020.

Impairment, Loss on Disposal of Property and Equipment and Shop Closures

Impairment, loss on disposal of property and equipment and shop closures decreased by $5.1 million, or 53.2%, to $4.5 million during the 39 weeks ended September 26, 2021, from $9.6 million during the 39 weeks ended September 27, 2020.

After performing a periodic review of our shops during the 39 weeks ended September 26, 2021, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $1.5 million for the 39 weeks ended September 26, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

During the 39 weeks ended September 26, 2021, we terminated 3 leases. We incurred $0.2 million in lease termination fees related to these leases for the 39 weeks ended September 26, 2021. Upon termination of leases during the 39 weeks ended September 26, 2021, we derecognized ROU assets of $1.4 million and lease liabilities of $1.5 million that resulted in a net gain of $0.1 million that is recorded in impairment, loss on disposal of property and equipment and shop closures.

During the first quarter of 2021, we amended the lease for our corporate Support Center office in Chicago to relocate to a different office space. As a result of this relocation, the leasehold improvements of the original office space were disposed, resulting in a loss on disposal of $2.5 million.

Interest Expense, Net

Net interest expense was $713 thousand during the 39 weeks ended September 26, 2021, versus $730 thousand during the 39 weeks ended September 27, 2020, as a result of lower debt balances.

Income Tax Expense

We recognized income tax expense of $230 thousand for the 39 weeks ended September 26, 2021. We recognized an income tax benefit of $6.6 million for the 39 weeks ended September 27, 2020, primarily due to a discrete tax benefit recorded for the carryback of NOLs and a refund of prior AMT credits allowed under the CARES Act.

Liquidity and Capital Resources

General

Potbelly’s ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents, and our credit facility. In the short term, Potbelly’s primary requirements for liquidity and capital are existing shop capital investments, maintenance, lease obligations, working capital and general corporate needs. Potbelly’s requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, Potbelly is able to sell certain inventory items before we need to pay our suppliers for such items. Company shops do not require significant inventories or receivables.

The COVID-19 pandemic’s impact on our operations and revenues had significantly affected our ability to generate cash from operations in 2020. To preserve financial flexibility, we have utilized our revolving credit facility to fund operations.

We ended the third quarter of 2021 with a cash balance of $9.8 million and total liquidity (cash plus amounts available on our Revolving Credit Facility) of $28.3 million compared to a balance of $11.8 million and total liquidity of $35.3 million at the end of the previous quarter. We believe that cash from our operations and borrowings under our revolving credit facility will be able to provide sufficient liquidity for at least the next twelve months.

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

Cash Flows

The following table presents summary cash flow information for the periods indicated (in thousands):

	For the 39 Weeks Ended
	September 26,	September 27,
	2021	2020
Net cash provided by (used in):
Operating activities	$(7,138)	$(7,744)
Investing activities	(7,543)	(8,702)
Financing activities	13,391	21,047
Net increase (decrease) in cash	$(1,290)	$4,601

Operating Activities

Net cash used in operating activities decreased to $7.1 million for the 39 weeks ended September 26, 2021, from cash used in operating activities of $7.7 million for the 39 weeks ended September 27, 2020. The $0.6 million change in operating cash was primarily driven by a decrease in loss from operations compared to the prior year. This was partially offset by the timing of payment for certain liabilities, including the deferral of rent for many of our shops in the prior year and payments related to our restructuring plan.

Investing Activities

Net cash used in investing activities decreased to $7.5 million for the 39 weeks ended September 26, 2021, from $8.7 million for the 39 weeks ended September 27, 2020. The $1.2 million decrease was primarily due to a reduction of capital expenditures related to new shop construction. Capital expenditures consist primarily of ongoing investment in our company-owned shops and investment in digital technology. No new company shop construction is currently planned.

Financing Activities

Net cash provided by financing activities decreased to $13.4 million for the 39 weeks ended September 26, 2021, from $21.0 million for the 39 weeks ended September 27, 2020. The $7.6 million change in financing cash was primarily driven by net repayments under the Credit Facility in 2021 versus net borrowings under the Credit Facility in 2021. This was partially offset by the net proceeds from the SPA.

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

As of September 26, 2021, we had $5.8 million outstanding under the Credit Agreement. As of December 27, 2020, we had $6.3 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.

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

We have recorded the amount of the Loan as long-term debt in our condensed consolidated balance sheet as of September 26, 2021, net of the current portion of the Loan which represents the payments that would be due in the next twelve months if we are not able to obtain forgiveness. The related interest has been recorded to interest expense in our condensed consolidated statement of operations for the 13 and 39 weeks ended September 26, 2021.

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

For the 39 weeks ended September 26, 2021, we did not repurchase any shares of our common stock. In light of the COVID-19 pandemic, we do not have plans to repurchase any common stock under our stock repurchase program at this time.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Significant estimates include amounts for long-lived assets and income taxes. Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of our financial condition and operating results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base estimates on historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We have made no significant changes in our critical accounting estimates since the last annual report. Our critical accounting estimates are identified and described in our annual consolidated financial statements and related notes.

Off-Balance Sheet Arrangements

As of September 26, 2021, we do not have any off-balance sheet arrangements, synthetic leases, investments in special purpose entities or undisclosed borrowings or debt that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Exchange Act.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 26, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 26, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter ended September 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended September 26, 2021 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
June 28, 2021 -September 26, 2021	85	$6.59	—	$37,982
Total:	85		—
(1)	Represents shares of our common stock surrendered by employees to satisfy withholding obligations resulting from the vesting of equity awards.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 14, 2021, the Compensation Committee of our Board of Directors (“Committee”) approved a one-time payment of $100,000 to Robert D. Wright, our President and Chief Executive Officer. The payment was designed to offset a loss in value to Mr. Wright upon vesting of Mr. Wright’s restricted stock units in March 2021, as a result of execution by our designated broker that was not in accordance with the Committee’s intention.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description

10.1

Equity Sales Agreement, dated as of November 3, 2021, by and between Potbelly Corporation and William Blair & Company, L.L.C. (filed as an Exhibit 1.1 to Form 8-K (File No. 001-36104) filed on November 3, 2021 and incorporated by reference).

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

POTBELLY CORPORATION

Date: November 4, 2021	By:	/s/ Steven Cirulis
Steven Cirulis
Chief Financial Officer
(Principal Financial Officer)