Form 10-K
period 2021-12-26
POTBELLY CORP
filed 2022-03-03
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K
___________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-36104
___________________________________________________________________________
POTBELLY CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________________________________________________

Delaware	36-4466837
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
111 N. Canal Street, Suite 325 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (312) 951-0600
___________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PBPB	The NASDAQ Stock Market LLC
(Nasdaq Global Select Market)
___________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 27, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $247.5 million, based on the closing price of the registrant’s common stock on such date as reported on the Nasdaq Global Select Market. For the purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 20, 2022, 28,761,080 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in “Risk Factors” in Item 1A, which include, but are not limited to, the following:
•the potential future impact of COVID-19 on our business and results of operations;
•competition in the restaurant industry, which is highly competitive and includes many larger, more well-established companies;
•risks of food safety and food-borne illnesses and other health concerns about our food;
•changes in economic conditions, including the effects of consumer confidence and discretionary spending;
•our ability to successfully implement our business strategy;
•our reliance on a limited number of suppliers for our major products and on a distribution network with a limited number of distribution partners for the majority of our national distribution program;
•the success of our initiatives to increase sales and traffic, including menu optimization, off-premises sales options and increased marketing and brand awareness programs;
•the future cost and availability of credit, and the liquidity or operations of our suppliers and other service providers;
•fluctuation in price and availability of commodities, including but not limited to items such as beef, poultry, grains, dairy and produce and energy supplies, where prices could increase or decrease more than we expect;
•our ability to successfully identify, open and operate new shops (which is dependent upon various factors such as the availability of attractive sites for new shops);
•our ability to negotiate suitable lease terms, terminate on acceptable terms or sublease or assign leases for underperforming shops;
•our ability to obtain all required governmental permits including zoning approvals on a timely basis;
•our ability to control construction and development costs and obtain capital to fund such costs;
•our ability to recruit, train and retain qualified operating personnel;
•changes in consumer tastes and lack of acceptance or awareness of our brand in existing or new markets;
•failure of our marketing efforts to attract and retain customers;
•damage to our reputation caused by, for example, any perceived reduction in the quality of our food, service or staff or an adverse change in our culture;
•local, regional, national and international economic and political conditions;
•the seasonality of our business;
•demographic trends;
•traffic patterns and our ability to effectively respond in a timely manner to changes in traffic patterns;
•the cost of advertising and media;
•inflation or deflation, unemployment rates, interest rates, and increases in various costs, such as real estate and insurance costs;

•adverse weather conditions, local strikes, natural disasters and other disasters, especially in local or regional areas in which our shops are concentrated;
•our ability to grow our digital business;
•litigation or legal complaints alleging, among other things, illness, injury or violations of federal and state workplace and employment laws and our ability to obtain and maintain required licenses and permits;
•government actions and policies; tax and other legislation; regulation of the restaurant industry; and accounting standards or pronouncements;
•security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions or the failure of our information technology system;
•actions taken by activist stockholders;
•our ability to adequately protect our intellectual property; and
•other factors discussed under “Business” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
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
As of December 26, 2021, we had 443 shops in 33 states and the District of Columbia. Of these, we operated 397 shops and franchisees operated 46 shops.
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
Our Business Strategy
We strive to be proactive and deliberate in our efforts to drive profitable growth in our existing business. Our “Traffic-Driven Profitability” 5-pillar strategic plan includes a prioritized set of low-cost strategic investments that we believe will deliver strong returns. The 5 pillars are:
•Craveable Quality Food at a Great Value
•People Creating Good Vibes
•Customer Experiences that Drive Traffic Growth
•Digitally Driven Awareness, Connection and Traffic
•Franchise Focused Development
These initiatives include improvements to our overall customer experience, an updated, simplified menu and further enhanced Potbelly Perks program. They also include improvements to drive a better digital customer experience, payment technology and loyalty programs.
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
Franchising. In 2010, we initiated a program to franchise shops in selected markets in the U.S. As of December 26, 2021, we had franchise shops in Arkansas, Florida, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Mississippi, Nebraska, North Carolina, North Dakota, South Dakota, Tennessee, Texas, Virginia, and Nevada. As we further develop our franchise program, we intend to expand the number of franchise shops on a disciplined basis. We focus on markets we believe have appropriate characteristics for our franchise shops and on franchisees that are compatible with the Potbelly culture. As of December 26, 2021, our franchisees operated 46 shops. See “—Franchising” for more information about our franchise programs. Although we do not expect franchise activities to result in significant revenue in the near term, we see the expansion of our franchising efforts to be a valuable potential growth opportunity over time.
Our Food
Our Menu
Each of our shops offers freshly-made food with high quality ingredients. The majority of our sales are generated during lunch, but other parts of the day are also important to our business. Our menu currently includes toasty warm sandwiches, signature salads, soups, chili, sides, desserts and, in our breakfast locations, breakfast sandwiches.
Overall, we believe our menu of high quality food at reasonable prices offers considerable value to our customers. In fiscal 2021, our system-wide average check per entree was approximately $9.81, up from $9.08 in 2020.
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
Human Capital Resources
As of December 26, 2021, we employed approximately 5,500 persons, of which approximately 100 are corporate personnel, 1,500 are shop management personnel and the remainder are hourly shop personnel.
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

Our Values are expressed by How We Lead and How We Behave.
•How We Lead
◦Build and Inspire Teams: Select great talent, capture their hearts and minds, empower them to flourish
◦Embrace Change: Continually evolve and innovate
◦Create Potbelly “Fans”: Deliver the Potbelly Experience that creates customer love and loyalty
◦Deliver Results: Use tools and best practices to drive consistently excellent results
•How We Behave
◦Teamwork: Respect diverse backgrounds and points of view, work together to support the success of the team
◦Accountability: Own it – by meeting commitments, making priorities and expectations clear and providing feedback
◦Positive Energy: Be passionate about our jobs and create a fun, friendly and caring environment
◦Coaching: Increase the competence, confidence and capabilities of others
◦Food Loving: We love great food, made right
◦Integrity: Act with dignity, honesty and respect
Our culture helps us to attract and retain employees and has contributed to our better-than-industry-average turnover rate for the year ended December 26, 2021. Employees are further encouraged to perform at their personal best through an ongoing scorecard measuring system that is tied directly to a pay for performance compensation program. We believe our sustainable process to hire, train and develop our people enables us to deliver a positive customer experience. A typical Potbelly shop consists of one manager, and as many as 5 to 14 employees during our peak hours.
Many of our managers live in the neighborhood in which their shop is located. We believe this allows them to get to know their customers, understand the unique character of each neighborhood and form deep roots within the community. The shop manager has primary responsibility for the day-to-day operation of the shop and is required to abide by Potbelly’s operating standards. Our Management Training Program provides new managers with five to nine weeks of training that emphasizes culture, standards, strategy and procedures to prepare them for success, and is followed by on-going, in-shop coaching with their District or Regional manager. Our shop managers report to District Managers who typically report to a Regional Director, and ultimately to our Chief Operations Officer. In addition, members of senior management visit shops regularly to help ensure that our culture, strategy and quality standards are being adhered to in all aspects of our operations.
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
Restaurant Portfolio
As of December 26, 2021, we had 443 shops in 33 states and the District of Columbia. Of these, the company operates 397 shops and franchisees operate 46 shops.

In 2021, we did not open any new company shops. In 2020 and 2019, we opened 5 and 2, new company-operated shops, respectively, and expanded Boston, Chicago, and District of Colombia. In the near term we will continue to close underperforming shops and limit our rate of company-operated shop growth. In 2022, we do not expect to open any new company-operated shops.
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
Advertising
We promote our brand in all markets where we have shops. The use of digital media is the most common advertising vehicle. Additionally, we rely on in-shop materials to communicate and market to our customers.
Digital Marketing
We have increased our use of digital marketing tools, which enable us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We believe that our customers will use social media to make dining decisions or to share dining experiences, therefore we advertise on Facebook, Instagram, Twitter and several other social media platforms. We also leverage our Potbelly App to communicate with our customers and personalize offers for them. These platforms allow them to transact with us digitally by ordering ahead, paying with their phone and earning tasty treats.
Potbelly Perks
We offer a customer loyalty program for customers using the Potbelly Perks application at the point of sale. The customer will typically earn 10 points for every dollar spent, and the customer will earn a free entrée after earning 1,000 points. Once a customer earns a free entrée, that entrée reward will expire after 30 days. Any point in a customer’s account that does not go toward earning a full entrée will expire after the customer's account has been inactive for a year.
Sourcing and Supply Chain
Our supply chain team sources, negotiates and purchases food supplies for our shops. We believe in using safe, high quality ingredients while maintaining our value position in the marketplace. We benchmark our products against the competition using consumer panels. We contract with Distribution Market Advantage, Inc. ("DMA"), a cooperative of multiple food distributors located throughout the nation. DMA is a broker through which we negotiate and gain access to third-party food distributors and suppliers. For fiscal year 2021, distributors through our DMA arrangement supplied us with more than 85% of our food supplies through six primary distributors: Reinhart FoodService, L.L.C., Ben E. Keith Company, Harbor Foodservice, Shamrock Foods, Gordon Food Service and Nicholas & Co. Our remaining food supplies are distributed by other distributors under separate contracts. Our distributors deliver inventory to our shops approximately two to three times per week.
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
Currently we have pricing arrangements of varying lengths with our distributors and suppliers, including distributors and suppliers of meats, dairy, bread, cookie dough and other products. Meats represent about approximately 30% of our product purchasing composition. In fiscal year 2021, more than 90% of our meat products were sourced from 10 suppliers under non-exclusive contracts. We have a non-exclusive contract with Campagna-Turano Bakery, Inc. for our signature multigrain bread. Campagna-Turano Bakery, Inc. produces bread items in a primary and secondary production facility. We have secondary suppliers in place for many of our significant meats, and we believe we would be able to source our meat and bread requirements from different suppliers if doing so became necessary. However, changes in the price or availability of certain products may affect the profitability of certain items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.

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
Information Technology
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
Available Information
We were incorporated in Delaware in June 2001 as Potbelly Sandwich Works, Inc. and changed our name to Potbelly Corporation in 2002. Our principal offices are located at 111 North Canal Street, Suite 325, Chicago, Illinois 60606 and our telephone number is (312) 951-0600. We maintain a website with the address www.potbelly.com. On our website, we make available at no charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and our proxy statement, as soon as reasonably practicable after these materials are filed with or furnished to the SEC. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The contents of our website are not incorporated by reference into this Form 10-K.

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

The COVID-19 pandemic and related federal, state and local government responses to COVID-19 and our responses to the pandemic and such restrictions have and may continue to impact customer traffic at our shops, may make it more difficult to staff our shops and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or cause closures of our affected shops, possibly for prolonged periods of time. While some of our shops remained fully operational, some were temporarily only open for delivery, pick-up, take-out or drive-thru services for extended periods during portions of 2020 and 2021, as we were required to close or reduce service hours or access to many of our shops to comply with government restrictions. During that time, we also implemented temporary closures, modified hours or reductions in on-site staff, resulting in cancelled shifts for some of our employees. Although our shops are currently all open for business, we continue to experience labor shortages and supply chain issues as a result of new surges of COVID-19 variants and continued regulatory action.

Specifically, our operations could be disrupted if any of our employees or employees of our franchisees were suspected of having COVID-19 since this could require us or our franchisees to quarantine some or all such employees or close and disinfect our shop facilities. If a significant percentage of our workforce or the workforce of our franchisees are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.

Furthermore, the risk of contracting COVID-19 has caused employees and guests to avoid gathering in public places, which has had, and could further have, adverse effects on our shop guest traffic or the ability to adequately staff shops. We would also be adversely affected if government authorities impose additional restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Currently, several states and municipalities in the U.S. where we operate have instituted mask mandates and otherwise temporarily restricted the operation of restaurants in light of COVID-19. Any future additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business. Such perceived risk of infection or health risk may adversely affect our business, liquidity, financial condition and results of operations.

Moreover, our business has been disrupted and could be further disrupted to the extent our suppliers, distributors, and/or third-party delivery partners are adversely impacted by the COVID-19 pandemic. If our suppliers, distributors, and/or third-party delivery partners experience labor shortages or their employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face cost increases, shortages of food items, shortages of delivery services, and/or shortages of other supplies across our restaurants, and our results could be adversely impacted by such interruptions.

COVID-19 has also adversely affected our ability to implement our business strategy, including our ability to build in both new and existing markets, increase brand awareness and expand our franchising efforts. These changes and any additional changes may materially adversely affect our business or results of operations, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time.

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

The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to food safety and quality, ambience, service, price and value and location. We compete in the restaurant industry with national, regional and locally owned limited-service restaurants and full-service restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well established in markets in which we have existing shops or intend to locate new shops. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we have shops. Any inability to successfully compete with the restaurants in our markets will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenues and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Further, we face growing competition from the supermarket industry, with the improvement of their “convenient meals” in the deli section, and from limited-service and fast casual restaurants, as a result of higher-quality food and beverage offerings by those restaurants. Meal kit delivery companies and other eat-at-home options also present some degree of competition for our shops. In addition, some of our competitors have in the past implemented programs which provide price discounts on certain menu offerings, and they may continue to do so in the future. If we are unable to continue to compete effectively, our traffic, sales and shop-level profit margins could decline, and our business, financial condition and results of operations would be adversely affected.
Food safety and food-borne illness concerns may have an adverse effect on our business by reducing demand and increasing costs.

Food safety is a top priority, and we dedicate substantial resources to help ensure that our customers enjoy safe, quality food products. However, food-borne illnesses and food safety issues have occurred in the food industry in the past and could occur in the future. Any report or publicity linking us to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brand and reputation as well as our revenues and profits. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales.

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

We do not own any real property and all of our company-owned shops are located in leased premises. The leases for our shop locations generally have initial terms of ten years and typically provide for two renewal options in five-year increments as well as for rent escalations. Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If we close a shop, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close shops in desirable locations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Fiscal year 2021 (52 Weeks) Compared to Fiscal year 2019 (52 Weeks)-Revenues” in Item 7.

We may sublease or assign properties and face future liability if subtenants or assignees default or incur contingent liabilities.

For the underperforming shops we have closed, we have negotiated lease termination agreements on terms that are acceptable to us for a majority of them. However, in some cases we may seek to either assign leases and retain contingent liability for rent and other lease obligations or to retain the tenant’s obligations under the lease and sublease the shop premises to a third party. But we may be unable to enter into such arrangements on acceptable terms and even if we do such arrangements may result in our incurring liabilities and expenses in future periods or the rent payments, we receive from subtenants being less than our rent obligations under the leases. Under these circumstances, we would be responsible for any shortfall.
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

In addition, franchisees may not have access to the financial or management resources that they need to open the shops contemplated by their agreements with us or be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and governmental approvals or meet construction schedules. Any of these problems could slow our growth from franchise operations and reduce our franchise revenues. Additionally, financing from banks and other financial institutions may not always be available to franchisees to construct and open new shops. The lack of adequate financing could adversely affect the number and rate of new shop openings by our franchisees and adversely affect our future franchise revenues.
Risks Related to Labor and Supply Chain
Increased commodity, energy and other costs could decrease our shop-level profit margins or cause us to limit or otherwise modify our menus, which could adversely affect our business.

Our profitability depends in part on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, COVID-19, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu options. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and shop-level profit margins. We enter into certain forward pricing arrangements with our suppliers from time to time, which may result in fixed or formula-based pricing with respect to certain food products. See “Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk” in Item 7A. However, these arrangements generally are relatively short in duration and may provide only limited protection from price changes, and the extent to which we use these arrangements varies substantially from time to time. In addition, the use of these arrangements may limit our ability to benefit from favorable price movements.

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

We have a limited number of suppliers for our major products, such as bread. In 2021, we purchased almost all of our bread from one supplier, Campagna-Turano Bakery, Inc., and more than 90% of our meat products from ten suppliers. In addition, we contract with a distribution network with a limited number of distribution partners located throughout the nation to provide the majority of our food distribution services in the U.S. Through our arrangement, our food supplies are largely distributed through six primary distributors. Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs. See “Business-Sourcing and Supply Chain” in Item 1.
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

Inability to attract, train and retain top-performing personnel could adversely impact our financial results, business and ability to operate our shops.

We believe that our continued success will depend, in part, on our ability to attract, motivate and retain a sufficient number of qualified managers and the services of skilled personnel. A sufficient number of qualified individuals may be in short supply in some communities. Competition in these communities for qualified staff and significant improvement in regional or national economic conditions could increase the difficulty of attracting and retaining qualified individuals and could result in the need to pay higher wages and provide greater benefits. The loss of the services of, or our inability to attract and retain, such personnel could have a material adverse effect on our business, including reduced restaurant operating hours. We believe good managers and staff are a key part of our success and devote significant resources to recruiting and training our restaurant managers and staff. We aim to reduce turnover among our restaurant staff and managers in an effort to retain top performing employees and better realize our investment in training new employees. Any failure to do so may adversely impact our operating results by increasing training costs and making it more difficult to deliver outstanding customer service, which could have a material adverse effect on our financial results. Additionally, any inability to recruit and retain qualified individuals could delay the planned openings of new shops and could adversely impact our existing shops. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in shop openings could adversely affect our business and results of operations.
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

If we are unable to staff and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.

Similar to the broader economy, we are experiencing labor shortfalls relative to our sales levels in certain parts of our workforce. If we are unable to attract and retain qualified people, our restaurants could be short staffed, we may be forced to incur overtime expenses, and our ability to operate and expand our concepts effectively and to meet our customers' demand could be limited, any of which could materially adversely affect our financial performance.

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

The number and timing of new shops opened during any given period may be negatively impacted by a number of factors including, without limitation:

•the identification and availability of attractive sites for new shops and the ability to negotiate suitable lease terms;
•anticipated commercial, residential and infrastructure development near our new shops;
•the proximity of potential sites to an existing shop;
•the cost and availability of capital to fund construction costs and pre-opening expenses;
•our ability to control construction and development costs of new shops;
•recruitment and training of qualified operating personnel in the local market;
•our ability to obtain all required governmental permits, including zoning approvals, on a timely basis;
•competition in new markets, including competition for appropriate sites;
•unanticipated increases in costs, any of which could give rise to delays or cost overruns; and
•avoiding the impact of inclement weather, natural disasters and other calamities.

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

Our growth plan includes a combination of new shops and increasing same store sales. Our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure or be able to hire or retain the necessary management and operating personnel, which could harm our business, financial condition or results of operations.

Our inability to successfully implement our business strategy could negatively impact our business and future profitability and growth.

We strive to grow profitability and create value for our stockholders through a strategy of continued excellence in shop-level execution, building company-operated shops in both new and existing markets, increasing brand awareness and expansion of our franchising efforts. There are, however, risks associated with identifying, opening and operating new shops, increased costs in branding marketing, and signing new franchisees, and if we do not successfully implement our business strategy, it could negatively impact our business and our future profitability and growth.

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

The success of our franchisees is important to our future growth.

We have a significant percentage of system-wide restaurants owned and operated by our franchisees. While our franchise agreements are designed to require our franchisees to maintain brand consistency, the franchise relationship reduces our direct day-to-day oversight of these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control. Our reputation and financial results may be negatively impacted by: franchisee defaults in their obligations to us; limitations on our ability to enforce franchise obligations due to bankruptcy proceedings or differences in legal remedies in international markets; franchisee failures to participate in business strategy changes due to financial constraints; franchisee failures to meet obligations to pay employees; and franchisees’ failure to comply with food quality and preparation requirements.

Additionally, our international franchisees are subject to risks not encountered by our domestic franchisees, and royalties paid to us may decrease if their businesses are negatively impacted. These risks include:

•Difficulties in achieving consistency of product quality and service as compared to domestic operations;
•Changes to recipes and menu offerings to meet cultural norms;
•Challenges to obtain adequate and reliable supplies necessary to provide menu items and maintain food quality; and
•Differences, changes or uncertainties in economic, regulatory, legal, cultural, social and political conditions.

Our inability to successfully and sufficiently raise menu prices could result in a decline in profitability.

We utilize menu price increases to help offset cost increases, including increased cost for commodities, minimum wages, employee benefits, insurance arrangements, construction, utilities and other key operating costs. If our selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, our financial results could be negatively affected.

New information or attitudes regarding diet and health could result in changes in regulations and consumer eating habits that could adversely affect our revenues.

Regulations and consumer eating habits may change because of new information or attitudes regarding diet and health. These changes may include regulations that impact the ingredients and nutritional content of our menu items at our restaurants. For example, a number of states, counties and cities are enacting menu-labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests or restrict the sales of certain types of ingredients in restaurants. The success of our restaurant operations is dependent, in part, upon our ability to respond effectively to changes in consumer health and disclosure regulations and to adapt our menu offerings to trends in eating habits. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete certain menu items. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer demand and have an adverse impact on our revenues.

Evolving consumer preferences and tastes may adversely affect our business.

Our continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by a shift in consumer spending away from outside-the-home food and beverages (such as the disruption caused by online commerce that results in reduced foot traffic to “brick & mortar” retail stores); lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new products or higher input costs), brands (such as the global expansion of the Starbucks brand) and platforms (such as features of our mobile technology, changes in our loyalty rewards programs and our delivery services initiatives); or customers reducing their demand for our current offerings as new products are introduced. In addition, some of our products contain caffeine, dairy products, sugar and other compounds and allergens, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. Particularly in the U.S., there is increasing consumer awareness of health risks, including obesity, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. While we have a variety of beverage and food items, including items that are caffeine-free and have reduced calories, an unfavorable report on the health effects of caffeine or other compounds present in our products, whether accurate or not, imposition of additional taxes on certain types of food and beverage components, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our beverages and food products and could materially harm our business and results of operations. Furthermore, our financial results have been and could continue to be adversely affected by the impact of the COVID-19 pandemic, which has resulted in a disruption of customer routines, changes to employer “work-from-home” policies, reduced business and recreational travel and changes in consumer behavior and the ability or willingness to spend discretionary income on our products.
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

Any intentional attack or an unintentional event that results in unauthorized access to systems to disrupt operations, corrupt data or steal or expose confidential information or intellectual property that compromises the information of our customers or employees could result in widespread negative publicity, damage to our reputation, a loss of customers, disruption of our business and legal liabilities. As our reliance on technology has grown, the scope and severity of risks posed to our systems from cyber threats has increased. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until attacks are launched or have been in place for a period of time. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, malware and other events that could have a security impact; however, there can be no assurance that these or any measures will be effective.

Additionally, the majority of our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ confidential or personal information and credit or debit card information. Most states have also enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Additionally, the California Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on our business.

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

If we are unable to protect our customers’ credit card data, we could be exposed to data loss, litigation, and liability, and our reputation could be significantly harmed.

In connection with credit card sales, we transmit confidential credit card information by way of secure private retail networks. Although we use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit card sales, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation, and liability, and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.
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

We are subject to federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, and applicable requirements concerning the minimum wage, overtime, family leave, working conditions, safety standards, immigration status, unemployment tax rates, workers’ compensation rates and state and local payroll taxes) and federal and state laws which prohibit discrimination. As significant numbers of our associates are paid at rates related to the applicable minimum wage, further increases in the minimum wage or other changes in these laws could increase our labor costs. For example, the state of Illinois recently approved a minimum wage increase effective January 1, 2022 which increased the minimum wage to $12.00 per hour. As other jurisdictions implement minimum wage increases, we expect our business labor costs will continue to increase. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers. Our distributors and suppliers could also be affected by higher minimum wages, financial condition benefit standards and compliance costs, which could result in higher costs for goods and results services supplied to us.

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

On December 26, 2021 we had $9.9 million outstanding under our Revolving Credit Facility. Our Revolving Credit Facility places certain conditions on us, including that it:
•limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
•makes us more vulnerable to increases in interest rates, as borrowings under our Revolving Credit Facility are at variable rates;
•limits our ability to obtain additional financing in the future for working capital or other purposes; and
•could place us at a competitive disadvantage compared to our competitors.
Our Revolving Credit Facility places certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in our Revolving Credit Facility, we may incur substantial additional indebtedness under that facility and may incur obligations that do not constitute indebtedness under that facility. The Revolving Credit Facility also places certain limitations on, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure and to guarantee certain indebtedness. The Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions. These restrictions limit or prohibit, among other things, our ability to:
•pay dividends on, redeem or repurchase our stock or make other distributions;
•incur or guarantee additional indebtedness;
•create or incur liens;
•make acquisitions or investments;
•transfer or sell certain assets or merge or consolidate with or into other companies;
•enter into swap agreements;
•enter into certain sale and leaseback transactions; and
•enter into certain transactions with our affiliates.
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

We may not be able to obtain forgiveness for all or part of the loan we received through the Paycheck Protection Program ("PPP").
On August 10, 2020, Potbelly Sandwich Works, LLC, an indirect subsidiary of ours, entered into a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million (the “Loan”), pursuant to the PPP under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The Loan was necessary to support our ongoing operations due to the economic uncertainty resulting from the COVID-19 pandemic and lack of access to alternative sources of liquidity.
Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the lender and determined, subject to limitations, based on factors set forth in the CARES Act and other guidance from the SBA.
The SBA has stated, to help ensure PPP loans are limited to eligible borrowers in need, that it will review all loans in excess of $2 million. The Loan application required us to certify, among other things, that the current economic uncertainty made the Loan request necessary to support our ongoing operations. In 2020 following submission of our application and receipt of funds, the SBA, in consultation with the Department of Treasury, issued new guidance requiring borrowers to consider their ability to access other sources of liquidity before certifying in their loan applications that current economic uncertainty makes this loan request necessary to support the ongoing operations. The SBA further stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. We made the certification in good faith after analyzing our financial situation and access to capital, but the SBA guidance and criteria is subject to interpretation. We requested forgiveness for the full amount of the Loan, and strongly believe that we satisfied all eligibility requirements for the Loan when granted and for forgiveness of the full Loan amount. However, no assurance can be given that we will ultimately obtain forgiveness of the Loan in whole or in part. If the Loan is ultimately not forgiven, we will be required to repay the Loan which is currently reported as a liability on our balance sheet over 5 years at a 1% interest rate which could materially impact our financial results and liquidity.
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

Our financial performance is highly dependent on shops located in Illinois, Texas, Michigan, Maryland, Washington, D.C. and Virginia, which comprised approximately 69.0% of our total domestic shops as of December 26, 2021. Shops located in the Chicago metropolitan area comprised approximately 29.0% of our total domestic shops as of such date. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our shops in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters.

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

We also plan to continue to emphasize mobile and other digital ordering, delivery and pick-up orders, and catering. These efforts may not succeed to the degree we expect or may result in unexpected operational challenges that adversely impact our costs. We may also seek to introduce new menu items that may not generate the level of sales we expect. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to. Should our competitors increase spending on marketing and advertising, or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

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

We have experienced and continue to experience significant labor cost inflation. If we are unable to offset higher labor costs, our cost of doing business will significantly increase, which could materially adversely impact our financial performance.

Increases in minimum wages and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs and a diminishing pool of potential staff members when the unemployment rate falls and legal immigration is restricted, especially in certain localities, could significantly increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance. We believe the United States federal government may significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than what is currently required under federal law. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs.

Our labor expenses include significant costs related to our health benefit plans. Health care costs continue to rise and are especially difficult to project. Material increases in costs associated with medical claims, or an increase in the severity or frequency of such claims, may cause health care costs to vary substantially from year-over-year. Given the unpredictable nature of actual health care claims trends, including the severity or frequency of claims, in any given year our health care costs could significantly exceed our estimates, which could materially adversely affect our financial performance. Any significant changes to the healthcare insurance system could impact our healthcare costs. Material increases in healthcare costs could materially adversely affect our financial performance. While we try to offset labor cost increases through price increases, more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that these efforts will be successful. If we are unable to effectively anticipate and respond to increased labor costs, our financial performance could be materially adversely affected.

Failure of our internal control over financial reporting could adversely affect our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Risks Related to Ownership of Our Common Stock

Our business could be negatively affected as a result of actions of activist stockholders.

From time to time, we may be subject to proposals by stockholders urging us to take certain corporate action. If activist stockholder activities ensue, our business could be adversely impacted because:

•responding to actions by activist stockholders can be costly and time-consuming, and divert the attention of our management and employees;
•perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and
•pursuit of an activist stockholder’s agenda may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

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

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The stock market in general has been highly volatile, and this may be especially true for our common stock given our growth strategy and stage of development. As a result, the market price of our common stock is likely to be similarly volatile. You may experience a decrease, which could be substantial, in the value of your stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of your investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this Annual Report and others such as:

•actual or anticipated fluctuations in our quarterly or annual operating results and the performance of our competitors;
•publication of research reports by securities analysts about us, our competitors or our industry;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•additions and departures of key personnel;
•sales, or anticipated sales, of large blocks of our stock or of shares held by our stockholders, directors or executive officers;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•the passage of legislation or other regulatory developments affecting us or our industry;
•speculation in the press or investment community, whether or not correct, involving us, our suppliers or our competitors;
•changes in accounting principles;
•litigation and governmental investigations;
•terrorist acts, acts of war or periods of widespread civil unrest;
•a food-borne illness outbreak;
•severe weather, natural disasters and other calamities; and
•changes in general market and economic conditions.

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

Our certificate of incorporation and by-laws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our company or changes in our management, including, among other things:

•restrictions on the ability of our stockholders to fill a vacancy on the board of directors;

•our ability to issue preferred stock with terms that the board of directors may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the inability of our stockholders to call a special meeting of stockholders;
•the absence of cumulative voting in the election of directors, which may limit the ability of minority stockholders to elect directors;
•advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of directors or otherwise attempting to obtain control of us; and
•our by-laws may only be amended by the affirmative vote of the holders of at least 66-2/3% of the voting power of outstanding shares of our capital stock entitled to vote generally in the election of directors or by our board of directors.

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

It is not possible to predict the aggregate proceeds resulting from sales made under the Sales Agreement.

On November 3, 2021, we entered into an equity sales agreement (the “Sales Agreement”) with William Blair & Company, L.L.C. (the “Sales Agent”), pursuant to which we may issue and sell from time to time shares of our common stock having an aggregate offering price of up to $40 million through the Sales Agent (the “At-the-Market Offering”). Subject to certain limitations in the Sales Agreement and compliance with applicable law, we have the discretion to deliver a placement notice to the Sales Agent at any time throughout the term of the Sales Agreement. The number of shares that are sold through the Sales Agent after delivering a placement notice will fluctuate based on a number of factors, including the market price of our common stock during the sales period, the limits we set with the Sales Agent in any applicable placement notice, and the demand for our common stock during the sales period. Because the price per share of each share sold will fluctuate during the sales period, it is not currently possible to predict the aggregate proceeds to be raised in connection with those sales.

We may not be able to access sufficient funds under the Sales Agreement when needed.

The Sales Agent is only obligated to act as our agent in the sale of shares pursuant to the Sales Agreement on a commercially reasonable efforts basis and subject to certain conditions set forth in the Sales Agreement. Therefore, we may not in the future, have access to the full amount available to us under the Sales Agreement. Any amounts we sell under the Sales Agreement may not satisfy all of our funding needs, even if we are able and choose to sell and issue all of our common stock currently registered.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We do not own any real property. As of December 26, 2021, we had the following number of company-operated shops located in the following areas:

Location	Number of Shops	Location	Number of Shops
Illinois	111	Washington	10
Texas	62	Indiana	9
Michigan	30	Massachusetts	6
Maryland	28	Oregon	5
District of Columbia	22	Kansas	3
Virginia	21	Kentucky	1
Minnesota	20	Missouri	1
Ohio	16	New Jersey	1
Wisconsin	14	Oklahoma	1
New York	13	Pennsylvania	1
Colorado	11	Utah	1
Arizona	10	Total	397
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
As of December 26, 2021, we occupied approximately 15,000 square feet of office space in Chicago, Illinois for our corporate headquarters which is leased through March 31, 2027.

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
Not Applicable

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
Our common stock is listed on the NASDAQ under the symbol “PBPB”.
As of February 20, 2022, there were 36 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of the business and for repurchases of our common stock, and therefore we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Potbelly board of directors, subject to compliance with covenants in future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that the board of directors deems relevant. In addition, in certain circumstances, the Revolving Credit Facility restricts Potbelly’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” in Item 7.
Purchases of Equity Securities by the Issuer
There were no purchases of our common stock made by or on behalf of Potbelly Corporation during the year ended December 26, 2021.
Performance Graph
The following graph and accompanying table show the cumulative total return to stockholders of Potbelly Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, S&P 600 SmallCap Index and S&P 600 Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from December 26, 2016 to December 26, 2021. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

5 Year Cumulative Total Return
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
December 2016
March 2017
June 2017
September 2017
December 2017
March 2018
June 2018
September 2018
December 2018
April 2019
July 2019
September 2019
December 2019
March 2020
June 2020
September 2020
December 2020
March 2021
June 2021
September 2021
December 2021
Potbelly Corporation
NASDAQ Composite- Total Return
S&P 600 SmallCap Index
S&P 600 Restaurants Index

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included in Item 8. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause Potbelly results to differ materially from expectations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those described in “Risk Factors” in Item 1A and elsewhere in this report.

This section of this Form 10-K generally discusses our results of operations and financial condition for the year ended December 26, 2021. For a discussion of similar topics for the years ended December 27, 2020 and December 29, 2019, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K, filed on March 12, 2021, which is incorporated herein by reference.
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
The table below sets forth a rollforward of company-operated and franchise-operated activities:

	Company- Operated	Franchise-Operated			Total Company
		Domestic	International	Total
Shops as of December 30, 2018	437	41	8	49	486
Shops opened	2	7	—	7	9
Shops closed	(11)	(2)	(8)	(10)	(21)
Shops as of December 29, 2019	428	46	—	46	474
Shops opened	5	3	—	3	8
Shops closed	(33)	(3)	—	(3)	(36)
Shops as of December 27, 2020	400	46	—	46	446
Shops opened	—	3	—	3	3
Shops closed	(3)	(3)	—	(3)	(6)
Shops as of December 26, 2021	397	46	—	46	443

Impact of COVID-19 on Our Business

On January 30, 2020, the WHO announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic significantly impacted economic conditions in the United States where all our shops are located during portions of 2020 and 2021. In response to the pandemic, many states and jurisdictions in which we operate issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus, resulting in significant changes to our operations and a sudden and drastic decrease in revenues during those periods. While the pandemic continues to have an impact on our business, the distribution of

COVID-19 vaccines and lifting of local restrictions resulted in a gradual improvement to our sales during 2021. Nearly all of our shops have reopened their dining rooms and are no longer subject to operating restrictions and capacity limits related to COVID-19. As of December 26, 2021, 5 of our shops remain temporarily closed. We will continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including mask mandates, hours of operation, and the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction and restaurant operating protocols, which could result in lower in-shop dining revenue or higher operating costs.

Specifically, COVID-19 affected our financial results and performance as follows:

•Revenue – Many of our shops, specifically those in suburban and urban residential locations are now operating near or above pre-COVID-19 levels, but other shops, especially those in central business districts, are still operating materially below those levels. While the majority of our shops have reopened their dining rooms and are operating without mandated restrictions, the pandemic has affected consumer behavior including more significant focus on digital sales. As such, we continue to offer convenient off-premise options for customers. Customers can place off-premise orders through Potbelly.com and the Potbelly app, or through DoorDash, Grubhub, Postmates, Uber Eats and other marketplaces nationwide. We also continue to evaluate our product offerings and service methods to ensure we are aligned with the preferences of our customers as the pandemic evolves.

•Operating Costs – We implemented measures to reduce operating costs and general and administrative expenses in response to the negative impact the pandemic has had on our business. We continually adjust shop-level labor and inventory to align with current levels of demand. At the onset of the pandemic, we implemented a strategy to reduce costs and preserve cash, and we continue to be thoughtful and judicious regarding our operating expenses during the uncertainty of the pandemic. We negotiated rent abatements, rent deferrals, and other modified lease terms with the majority of our shop landlords in order to preserve liquidity and reduce ongoing occupancy costs. Additionally, we announced and executed a corporate restructuring plan during the fourth quarter of 2020 which reduced annual general and administrative expenses in 2021. The restructuring plan consisted of corporate expense optimization, consolidation of shop support services, and other expense and staff reductions.

As a result of COVID-19, during fiscal year 2021, some of our food and paper suppliers have experienced shortages in labor and transportation resources, which in some cases, has resulted in increased costs of our food and paper, which we expect will continue to a certain extent through 2022. We have worked closely with our suppliers to ensure availability of products and, to date, there has been minimal disruption to the availability of our products, though it is possible that more significant disruptions could occur if the COVID-19 pandemic and labor and supply chain availability challenges continue to worsen.

In addition, during fiscal year 2021, we experienced labor availability challenges in certain shops. We are managing the labor availability impact on these restaurants by selectively raising wages and limiting our hours of operation or closing dining rooms, when necessary.

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

•Shop Development – We halted capital investment in new company-owned shops, except for shops that were substantially complete, as well as all non-essential capital expenditures. We currently do not have plans to begin construction on any company-owned shops.

We will continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, franchisees, stakeholders and communities.
Fiscal Year
Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal years 2021, 2020, and 2019 were a 52-

week year. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.
Key Performance Indicators
In assessing the performance of the Company’s business, Potbelly considers a variety of performance and financial measures. The key measures for determining how the business is performing are comparable store sales, shop-level profit margins and adjusted EBITDA.
Company-Operated Comparable Store Sales
Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. Potbelly defines the comparable store base to include those shops open for 15 months or longer. As of the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019 there were 366, 378 and 423 shops, respectively, in Potbelly’s comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the comparable store sales calculation, a transaction is defined as an entree, which includes sandwiches, salads and bowls of soup or mac and cheese.
Number of Company-Operated Shop Openings
The number of company-operated shop openings reflects the number of shops opened during a particular reporting period. Before Potbelly opens new shops, we incur pre-opening costs, which are defined below. Often, new shops open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. While sales volumes are generally higher during the initial opening period, new shops typically experience normal inefficiencies in the form of higher cost of sales, labor and other direct operating expenses and as a result, shop-level profit margins are generally lower during the start-up period of operation. The average start-up period is 10 to 13 weeks. The number and timing of shop openings has had, and is expected to continue to have, an impact on our results of operations.
Shop-Level Profit (Loss) Margin
Shop-level profit (loss) margin is defined as net company-operated sandwich shop sales less company-operated sandwich shop operating expenses, excluding depreciation, which consists of food, beverage and packaging costs, labor and related expenses, occupancy expenses, and other operating expenses, as a percentage of net company-operated sandwich shop sales. Shop-level profit (loss) margin is not required by, or presented in accordance with GAAP. Potbelly believes shop-level profit (loss) margin is important in evaluating shop-level productivity, efficiency and performance.
Adjusted EBITDA
Potbelly defines adjusted EBITDA as net income before depreciation and amortization, interest expense and provision for income taxes, adjusted for the impact of the following items that we do not consider representative of ongoing operating performance: stock-based compensation expense, impairment and shop closure expenses, gain or loss on disposal of property and equipment, and pre-opening expenses as well as other one-time, non-recurring charges, such as CEO transition costs. Potbelly believes that adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.
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

Food, beverage and packaging costs
    The components of food, beverage and packaging costs are variable in nature, change with sales volume, are influenced by menu mix and are subject to increases or decreases based on fluctuations in commodity costs.
Labor and Related Expenses
Labor and related expenses include all shop-level management and hourly labor costs, including salaries, wages, benefits and performance incentives, labor taxes and other indirect labor costs.
Occupancy Expenses
Occupancy expenses include fixed and variable portions of rent, common area maintenance and real estate taxes.
Other Operating Expenses
Other operating expenses include all other shop-level operating costs, excluding depreciation, the major components of which are credit card fees, fees to third-party marketplace partners, operating supplies, utilities, repair and maintenance costs, and shop-level marketing costs.
Advertising
Advertising expenses include production and media costs related to brand advertising which are expensed as incurred and are included in the consolidated statement of operations.
General and Administrative Expenses
General and administrative expenses is comprised of expenses associated with corporate and administrative functions that support the development and operations of shops, including compensation and benefits, travel expenses, stock-based compensation costs, legal and professional fees, costs related to abandoned new shop development sites and other related corporate costs.
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
Restructuring Costs
Restructuring costs consists of one-time employee termination benefits and other charges accrued related to approved restructuring plans.

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

Results of Operations
Fiscal Year 2021 (52 Weeks) Compared to Fiscal Year 2020 (52 Weeks)
The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2021	% of Revenues	2020	% of Revenues	2019	% of Revenues
Revenues
Sandwich shop sales, net	$377,283	99.3%	$289,337	99.3%	$406,688	99.3%
Franchise royalties and fees	2,769	0.7	1,944	0.7	3,019	0.7
Total revenues	380,052	100.0	291,281	100.0	409,707	100.0

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	105,035	27.8	82,154	28.4	108,326	26.6
Labor and related expenses	127,099	33.7	105,241	36.4	128,403	31.6
Occupancy expenses	53,821	14.3	56,882	19.7	58,977	14.5
Other operating expenses	59,265	15.7	49,054	17.0	50,178	12.3

(Percentages stated as a percent of total revenues)
Advertising	2,999	0.8	1,020	0.4	4,111	1.0
General and administrative expenses	33,287	8.8	33,989	11.7	40,720	9.9
Depreciation expense	15,909	4.2	19,830	6.8	22,103	5.4
Pre-opening costs	—	*	229	*	35	*
Impairment and loss on disposal of property and equipment	5,125	1.3	12,346	4.2	6,050	1.5
Restructuring costs	—	*	1,668	0.6	—	*
Total expenses	402,540	105.9	362,413	124.4	418,903	102.2
Loss from operations	(22,488)	(5.9)	(71,132)	(24.4)	(9,196)	(2.2)

Interest expense	963	0.3	1,076	0.4	199	*
Loss before income taxes	(23,451)	(6.2)	(72,208)	(24.8)	(9,395)	(2.3)
Income tax expense (benefit)	172	*	(6,536)	(2.2)	14,190	3.5
Net loss	(23,623)	(6.2)	(65,672)	(22.5)	(23,585)	(5.8)
Net income attributable to non- controlling interests	161	*	(281)	(0.1)	407	*
Net loss attributable to Potbelly Corporation	$(23,784)	(6.3)%	$(65,391)	(22.4)%	$(23,992)	(5.9)%

	Fiscal Year
Other Key Performance Indicators	2021		2020		2019
Comparable store sales	30.3%		(24.7)%		(3.0)%
Shop-level profit margin	8.5%		(1.4)%		15.0%
Adjusted EBITDA	$522		$(32,684)		$25,501
_____________________________
*    Amount is less than 0.1%

This section of this Form 10-K generally discusses our results of operations and financial condition for the year ended December 26, 2021. For a discussion of similar topics for the years ended December 27, 2020 and December 29, 2019, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K, filed on March 12, 2021, which is incorporated herein by reference.
Revenues
Revenues increased by $88.8 million, or 30.5%, to $380.1 million for the fiscal year 2021, from $291.3 million for the fiscal year 2020. This increase was primarily driven by the easing of the government restrictions previously imposed by federal, state and local governments, as a result of the COVID-19 pandemic, as well as the national rollout of our new menu, which increased traffic and average check during the second half of 2021. This drove an increase of $84.6 million, or 30.3%, in comparable store sales.
The increase in sales also included sales of $8.3 million from shops that were temporarily closed in 2020 due to the impact of COVID-19 but have since re-opened. Revenues also increased by $2.4 million from shops which attained comparable status for the first time since opening during this timeframe. These increases were partially offset by a decrease in sales of $6.4 million from the 38 shops that have permanently closed over the last two years.
During 2021 we increased, and plan to continue to increase, menu prices as necessary in order to offset additional costs as a result of COVID-19 and a higher inflationary economic environment in the U.S. These price increases may not be sufficient to mitigate additional unexpected higher costs and further increases may negatively impact consumer behavior and purchases.
Food, beverage and packaging costs
Food, beverage and packaging costs increased by $22.9 million, or 27.9%, to $105.0 million for the fiscal year 2021, compared to $82.2 million for the fiscal year 2020, primarily driven by an increase in shop revenue. As a percentage of sandwich shop sales, food, beverage and packaging costs decreased to 27.8% for the fiscal year 2021, from 28.4% for the fiscal year 2020, primarily driven by increased menu prices, including differential pricing on third-party delivery marketplaces, partially offset by inflation in certain products.
As a result of COVID-19, some of our food and paper suppliers have experienced shortages in labor and transportation resources, which in some cases, has resulted in increased food, beverage and packaging costs, which we expect will continue to a certain extent in the near future. We have worked closely with our suppliers to ensure availability of products and, to date, there has been minimal disruption to the availability of our products, though it is possible that more significant disruptions could occur if the COVID-19 pandemic and labor and supply chain availability challenges continue to worsen.
Labor and Related Expenses
Labor and related expenses increased by $21.9 million, or 20.8%, to $127.1 million for the fiscal year 2021, from $105.2 million for the fiscal year 2020, primarily driven by an increase in shop revenue and higher shop labor wage rates as a result of labor availability challenges and increasing minimum wage requirements in certain locations. We are managing the labor availability impact on these restaurants by selectively raising wages and managing labor real-time according to sales trends, as well as limiting our hours of operation or closing dining rooms, when necessary. As a percentage of sandwich shop sales, labor and related expenses decreased to 33.7% for the fiscal year 2021, from 36.4% for fiscal year 2020, primarily driven by increased sales leverage in certain labor related costs not directly variable with sales, partially offset by increasing labor costs.
Occupancy Expenses
Occupancy expenses decreased by $3.1 million, or 5.4%, to $53.8 million for the fiscal year 2021, from $56.9 million for the fiscal year 2020, primarily due to a decrease in expenses from shops that have closed and lease concessions. As a percentage of sandwich shop sales, occupancy expenses decreased to 14.3% for the fiscal year 2021, from 19.7% for the fiscal year 2020, primarily due to increased sales leverage in certain occupancy related costs not variable with sales, as well as the impact of lease concessions and restructurings over the last year.

Other Operating Expenses
Other operating expenses increased by $10.2 million, or 20.8%, to $59.3 million for the fiscal year 2021, from $49.1 million for the fiscal year 2020. The increase was primarily attributable to higher expenses related to third-party delivery partnerships driven by increased sales in that channel. As a percentage of sandwich shop sales, other operating expenses decreased to 15.7% for fiscal year 2021, from 17.0% for fiscal year 2020, primarily driven by increased sales leverage in operating expense items that are not directly variable with sales.
Advertising
Advertising expenses increased to $3.0 million for the fiscal year 2021, from $1.0 million for the fiscal year 2020, as we purposely reduced our advertising spend in 2020 as a result of the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses decreased by $0.7 million, or 2.1%, to $33.3 million for the fiscal year 2021, from $34.0 million for the fiscal year 2020. The decrease was primarily driven by a decrease in payroll costs as a result of the restructuring plan enacted during the fourth quarter of 2020. As a percentage of revenues, general and administrative expenses decreased to 8.8% for the fiscal year 2021, from 11.7% for the fiscal year 2020, primarily driven by increased sales leverage.
Depreciation Expense
Depreciation expense decreased by $3.9 million, or 19.8%, to $15.9 million for the fiscal year 2021, from $19.8 million for the fiscal year 2020, primarily due to a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. As a percentage of revenues, depreciation decreased to 4.2% for the fiscal year 2021, from 6.8% for the fiscal year 2020.
Pre-Opening Costs
There were no pre-opening costs incurred for the fiscal year 2021. Pre-opening costs were $0.2 million for the fiscal year 2020.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased to $5.1 million for fiscal year 2021, compared to $12.3 million for fiscal year 2020, primarily due to 2020 impairment charges resulting from the expected impact of COVID-19 on future cash flows. The 2021 charges primarily consisted of impairment of certain shop-level assets and a loss on disposal of certain corporate assets as described below.
After performing our periodic review of our shops during each fiscal quarter of 2021, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $2.8 million for the year ended December 26, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
During the first quarter of 2021, we amended the lease for our corporate Support Center office in Chicago to relocate to a different office space within the same building. As a result of the relocation, the leasehold improvements of the original office space were disposed, resulting in a loss on disposal of $2.5 million based on the remaining net book value of those assets.
Restructuring Costs
Restructuring costs of $1.7 million were incurred in fiscal year 2020, compared to no restructuring costs for the fiscal year 2021. On November 3, 2020, as part of our COVID-related cost reduction efforts and to better align our general and administrative expenses with future strategy, we made the determination to reorganize and restructure our corporate team. The restructuring plan resulted in annual general and administrative expense savings in 2021. This was accomplished through corporate expense optimization, consolidating our shop support services, and through other expense and staff reductions. As a result, we reduced corporate employment levels by approximately 35 employees in the fourth quarter of

2020. The restructuring charges recognized in the fourth quarter of 2020 consist primarily of one-time termination benefits to employees. We substantially completed our planned restructuring actions during 2020, but we will continue to evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of our ongoing strategy. As such, we may incur additional restructuring related charges or adjustments to previously recorded charges in the future, however, we are unable to estimate the amount of charges at this time.
Interest Expense
Interest expense was $1.0 million for the fiscal year 2021 and $1.1 million for the fiscal year 2020, the decrease driven lower average debt balances throughout the year.
Income Tax Expense
We recognized income tax expense of $0.2 million for the year ended December 26, 2021. We recognized an income tax benefit of $6.5 million for the year ended December 27, 2020, primarily due to a discrete tax benefit recorded for the carryback of NOLs and a refund of prior AMT credits allowed under the CARES Act.

Non-GAAP Financial Measures
Shop-Level Profit (Loss) Margin
Shop-level profit (loss) margin was 8.5% for the fiscal year 2021. Shop-level profit (loss) margin is not required by, or presented in accordance with GAAP. We believe shop-level profit (loss) margin is important in evaluating shop-level productivity, efficiency and performance.

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	($ in thousands)
Income (loss) from operations	$(22,488)	$(71,132)	$(9,196)
Less: Franchise royalties and fees	2,769	1,944	3,019
Advertising	2,999	1,020	4,111
General and administrative expenses	33,287	33,989	40,720
Depreciation expense	15,909	19,830	22,103
Pre-opening costs	—	229	35
Impairment, loss on disposal of property and equipment and shop closures	5,125	12,346	6,050
Restructuring costs	—	1,668	—
Shop-level profit [Y]	$32,063	$(3,994)	$60,804
Total revenues	$380,052	$291,281	$409,707
Less: Franchise royalties and fees	2,769	1,944	3,019
Sandwich shop sales, net [X]	$377,283	$289,337	$406,688
Shop-level profit margin [Y÷X]	8.5%	(1.4)%	15.0%

Adjusted EBITDA
Adjusted EBITDA was $0.5 million for the fiscal year 2021. Adjusted EBITDA is not required by, or presented in accordance with GAAP. We believe that adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	($ in thousands)
Net income (loss) attributable to Potbelly Corporation	$(23,784)	$(65,391)	$(23,992)
Depreciation expense	15,909	19,830	22,103
Interest expense	963	1,076	199
Income tax expense (benefit)	172	(6,536)	14,190
EBITDA	$(6,740)	$(51,021)	$12,500
Impairment, loss on disposal of property and equipment, and shop closures (a)	5,125	12,346	6,050
Stock-based compensation	2,137	2,515	2,335
Nonrecurring professional services (b)	—	—	3,070
CEO transition costs (c)	—	769	—
Proxy related costs(d)	—	1,039	(127)
Restructuring and other costs(e)	—	1,668	1,673
Adjusted EBITDA	$522	$(32,684)	$25,501
______________________________
(a)This adjustment includes costs related to impairment of long-lived assets, loss on disposal of property and equipment and shop closure expenses.
(b)We incurred certain costs in the third and fourth quarter of 2019 for nonrecurring professional services.
(c)We incurred certain costs related to the transition between the current and former CEO in 2020. Transition costs were included in general and administrative expenses in the consolidated statements of operations.
(d)We incurred certain professional and other costs and associated benefits related to shareholder proxy matters. These costs and benefits were included in general and administrative expenses in the consolidated statements of operations.
(e)We incurred certain restructuring costs, primarily related to severance, in 2020 and other business transformation costs in 2019 that were included in general and administrative expenses in the consolidated statements of operations.

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
The COVID-19 pandemic’s impact on our operations and revenues significantly affected our ability to generate cash from operations in 2020. To preserve financial flexibility, we have utilized our revolving credit facility to fund operations.
We ended the fiscal year 2021 with a cash balance of $14.4 million and total liquidity (cash plus amounts available under our committed Revolving Credit Facility, which is further described in the section below) of $28.8 million compared to a balance of $11.1 million and total liquidity of $44.6 million at the end of fiscal year 2020. The total liquidity was $28.3 million as of September 26, 2021, $35.3 million as of June 27, 2021, 33.5 million and March 28, 2021.

On February 9, 2021, we closed on a Securities Purchase Agreement (the “SPA”) for the sale of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants were exercisable commencing August 13, 2021 through their expiration date of August 12, 2026.

On November 3, 2021, we entered into an Equity Sales Agreement (the “Sales Agreement”) with William Blair & Company, L.L.C., as agent pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million from time to time, in our sole discretion, through an “at the market” equity offering program. As of March 3, 2022, we have not sold any shares under the sales agreement.
We believe that the proceeds from the SPA, cash from our operations, borrowings under our Revolving Credit Facility and sales under our equity offering program will be sufficient to provide liquidity for the next twelve months.
Cash Flows
The following table presents summary cash flow information for the periods indicated (in thousands):

	Fiscal Year
	2021	2020
Operating activities	$(4,873)	$(11,609)
Investing activities	(9,048)	(10,920)
Financing activities	17,148	14,849
Net increase (decrease) in cash	$3,227	$(7,680)
Operating Activities
Net cash used in operating activities decreased to $4.9 million for the fiscal year 2021, compared to $11.6 million for the fiscal year 2020. The decrease in net cash used is primarily driven by a decrease in loss from operations.
Investing Activities
Net cash used in investing activities decreased to $9.0 million for the fiscal year 2021, from $10.9 million for the fiscal year 2020. The decrease was primarily due to a decrease in construction costs for new shops.
At the onset of the COVID-19 pandemic, we halted capital investment in new company-owned shops, except for shops that were substantially complete, as well as all non-essential capital expenditures. We have since resumed capital expenditures for routine maintenance and repairs at our shops, but we currently do not have plans to begin construction on any company-owned shops.
Financing Activities
Net cash provided by financing activities increased to $17.1 million for the fiscal year 2021, from $14.8 million for the fiscal year 2020. The increase was primarily driven by the net proceeds from the SPA.
Stock Repurchase Program
On May 8, 2018, we announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors.

We did not repurchase any shares of our common stock in the fiscal year 2021. As of December 26, 2021, the remaining dollar value of authorization under the share repurchase program was $37.9 million, which includes commission. Repurchased shares are included as treasury stock in the consolidated balance sheets and the consolidated statements of equity. In light of the COVID-19 pandemic, we do not have plans to repurchase any common stock under our stock repurchase program at this time.

Equity Offering Program

On November 3, 2021, we entered into an Equity Sales Agreement (the “Sales Agreement”) with William Blair & Company, L.L.C., as agent pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million from time to time, in our sole discretion, through an “at the market” equity offering program.

Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, the limitation on the number of shares that may be sold on any trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, William Blair may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or on any other existing trading market for the Shares, and, with our consent, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices. The Sales Agreement may be terminated by the Company upon five days’ written notice to William Blair for any reason. William Blair may terminate the Sales Agreement upon five days’ written notice to the Company for any reason or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company.

The Sales Agreement provides that William Blair will be entitled to compensation for its services of 3.0% of the aggregate gross proceeds from each sale under the Sales Agreement. The Company has no obligation to sell any Shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The Sales Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and William Blair and other obligations of the parties.

The Shares will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-255845) (the “Registration Statement”), declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2021.
Revolving Credit Facility
On August 7, 2019, we entered into a second amended and restated revolving credit facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”). The Credit Agreement amends and restates that certain amended and restated revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. The Credit Agreement provided, among other things, for a revolving credit facility in a maximum principal amount $40.0 million, with possible future increases of up to $20.0 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a specified margin or (ii) a prime rate as announced by JP Morgan plus a specified margin. The applicable margin was determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we were required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility. So long as certain total leverage ratios, EBITDA thresholds and minimum liquidity requirements are met and no default or event of default has occurred or would result, there was no limit on the “restricted payments” (primarily distributions and equity repurchases) that we may make, provided that proceeds of the loans under the Credit Agreement may not be used for purposes of making restricted payments.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020, during 2020, we drew on the credit facility to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic, and we amended the Credit Agreement throughout fiscal year 2020.

We entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement on February 26, 2021. As a result of the Amendment (i) the maturity date was extended from March 31, 2022 to January 31, 2023, (ii) the revolving credit commitment decreased from $40.0 million to $25.0 million, (iii) the interest rate margin with respect to any Commercial Bank Floating Rate Loan increased to 2.75%, (iv) the interest rate margin with respect to any Eurodollar Loan increased to 5.00%, (v) the definition of EBITDA was amended to exclude non-cash charges/gains in connection with certain equity interests of the Company, (vi) certain borrowing conditions relating to our Consolidated Cash Balance were instituted, (vii) we are permitted to repurchase/redeem its equity interests under certain conditions and (viii) the minimum monthly EBITDA and Liquidity thresholds we must maintain were revised.

As of December 26, 2021, we had $9.9 million outstanding under the Credit Agreement. As of December 27, 2020, we had $6.3 million outstanding under the Credit agreement. We are currently in compliance with all financial debt covenants.

On January 28, 2022, we entered into Amendment No. 6 (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment, among other things, (i) extends the maturity date under the Credit Agreement from January 31, 2023 to May 31, 2023, (ii) changes the benchmark interest rates under the Credit Agreement for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Sixth Amendment, (iii) increases the interest rate margin by 75 basis points with respect to any CBFR Loan (as defined in the Credit Agreement), (iv) sets the interest rate margin at 600 basis points with respect to any Term Benchmark Loan (as defined in the Credit Agreement), (v) amends certain financial covenant testing levels, and (vi) amends the definition of subsidiary to exclude the Potbelly Employee Relief Fund NFP, an Illinois not-for-profit corporation.
Paycheck Protection Program Loan

On August 10, 2020, PSW, an indirect subsidiary of ours, entered into a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million (the “Loan”), pursuant to the PPP under the CARES Act. The Loan was necessary to support our ongoing operations due to the economic uncertainty resulting from the COVID-19 pandemic and lack of access to alternative sources of liquidity.

The Loan is scheduled to mature five years from the date on which PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. We have used all of the PPP proceeds toward qualifying expenses and are pursuing forgiveness of the full Loan amount, but we are not able to determine the likelihood or the amount of forgiveness that will be obtained. If the Loan is ultimately not forgiven, we will be required to repay the Loan over 5 years at a 1% interest rate.

We have recorded the amount of the Loan as long-term debt (current and non-current) in our consolidated balance sheet as of December 26, 2021, and related interest has been recorded to interest expense on our consolidated statement of operations for the year ended December 26, 2021.

Critical Accounting Estimates
Our discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Critical accounting estimates are those that management believes are both most important to the portrayal of our financial condition and operating results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. Our significant accounting policies can be found in Note 2 to the consolidated financial statements in Item 8. We consider the following estimates to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.
Impairment of Long-Lived Assets
We assess potential impairments to our long-lived assets, which includes property and equipment and right-of-use assets for operating leases, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped at the individual shop-level for purposes of the impairment assessment because a shop represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its forecasted shop cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its forecasted shop cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the income approach. Key inputs to this approach include forecasted shop cash flows, discount rate, and estimated market rent, which are all classified as Level 3 inputs. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. We used a weighted average cost of capital to discount the future cash flows. A 100 basis point change in any of these key inputs would not have a material impact on the calculation of an impairment charge.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Potbelly is subject to interest rate risk in connection with borrowings under the credit facility, which bears interest at variable rates. On March 17, 2020, we fully borrowed the available Revolving Credit Facility of $39.8 million as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. As of December 26, 2021, $9.9 million remained outstanding under the credit facility, see Note 9 for more details. A 100 basis point change in the interest rate would not have a material impact on our financial condition or results of operations. We currently do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
Commodity Price Risk
Potbelly is also exposed to commodity price risks. Many of the food products we purchase are subject to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. We work with our suppliers and use a mix of forward pricing protocols for certain items under which we agree with suppliers on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with the supplier for the duration of that protocol and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. Our use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less). We do not enter into futures contracts or other derivative instruments. Increased prices or shortages could generally affect the cost and quality of the items we buy or may require us to further raise prices or limit our menu options. These events, combined with other general economic and demographic conditions, could impact our pricing and negatively affect our sales and profit margins. We also could experience shortages of key ingredients if our suppliers need to close or restrict operations due to the impact of the COVID-19 outbreak on their business.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Potbelly Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Potbelly Corporation and subsidiaries (the “Company”) as of December 26, 2021 and December 27, 2020, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 26, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment of Long-Lived Assets—Refer to Note 2 and Note 5 to the financial statements

Critical Audit Matter Description

As of December 26, 2021, the Company had long-lived assets, which includes property and equipment and right-of-use assets for operating leases, of $215.9 million. As discussed in Note 2 to the financial statements, the Company recognized $2.8 million of impairment expense for the year ended December 26, 2021. Long-lived assets are grouped at the individual shop-level (long-lived shop assets or asset group) for the purpose of the impairment assessment. The Company assesses potential impairments whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its forecasted shop cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated forecasted shop cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the asset group is determined using the income approach.

We identified the evaluation of long-lived shop asset impairment as a critical audit matter because the determination of the forecasted individual shop cash flows, including revenue, cost of goods sold, and labor expenses, requires a high degree of auditor judgment and increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our primary audit procedures related to the forecasted individual shop cash flows included the following, among others:

•We tested the effectiveness of controls over the long-lived shop asset impairment assessment, including those over the forecasted cash flows.

•We evaluated management’s ability to accurately forecast shop cash flows by comparing actual shop cash flows to management’s historical forecasts.

•We assessed the reasonableness of management’s forecasted shop cash flows, including revenue, cost of goods sold, and labor expenses, by comparing the forecasts to (1) actual results from recent historical periods, (2) internal communications to management and the Board of Directors, (3) external communications made by management to analysts and investors, and (4) industry data.

•We considered the impact of changes to an individual shop’s operating environment and market conditions on management’s forecasts.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 3, 2022

We have served as the Company’s auditor since 2005.

Potbelly Corporation and Subsidiaries
Consolidated Balance Sheets
(amounts in thousands, except par value data)

	December 26, 2021	December 27, 2020
Assets
Current assets
Cash and cash equivalents	$14,353	$11,126
Accounts receivable, net of allowances of $27 and $47 as of December 26, 2021 and December 27, 2020, respectively	6,032	4,354
Inventories	3,491	2,989
Prepaid expenses and other current assets	4,178	4,839
Total current assets	28,054	23,308

Property and equipment, net	49,805	61,193
Right-of-use assets for operating leases	166,084	189,141
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred expenses, net and other assets	3,668	4,089
Total assets	$253,237	$283,357

Liabilities and Equity (Deficit)
Current liabilities
Accounts payable	$8,140	$7,511
Accrued expenses	30,859	22,437
Current portion of long-term debt	2,333	333
Short-term operating lease liabilities	28,548	35,325
Total current liabilities	69,880	65,606

Long-term debt, net of current portion	17,517	15,953
Long-term operating lease liabilities	166,291	189,146
Other long-term liabilities	1,966	7,157
Total liabilities	$255,654	$277,862

Commitments and contingencies (Note 14)

Equity (Deficit)
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 28,380 and 24,323 shares as of December 26, 2021 and December 27, 2020, respectively	380	339
Warrants	2,566	—
Additional paid-in-capital	452,570	438,174
Treasury stock, held at cost, 9,785 and 9,612 shares as of December 26, 2021, and December 27, 2020, respectively	(114,577)	(113,266)
Accumulated deficit	(343,261)	(319,477)
Total stockholders’ equity (deficit)	(2,322)	5,770
Non-controlling interest	(95)	(275)
Total equity (deficit)	$(2,417)	$5,495

Total liabilities and equity (deficit)	$253,237	$283,357
See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries
Consolidated Statements of Operations
(amounts and shares in thousands, except per share data)

	Fiscal Year
	2021	2020	2019
Revenues
Sandwich shop sales, net	$377,283	$289,337	$406,688
Franchise royalties and fees	2,769	1,944	3,019
Total revenues	380,052	291,281	409,707

Expenses
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	105,035	82,154	108,326
Labor and related expenses	127,099	105,241	128,403
Occupancy expenses	53,821	56,882	58,977
Other operating expenses	59,265	49,054	50,178
Advertising	2,999	1,020	4,111
General and administrative expenses	33,287	33,989	40,720
Depreciation expense	15,909	19,830	22,103
Pre-opening costs	—	229	35
Impairment, loss on disposal of property and equipment and shop closures	5,125	12,346	6,050
Restructuring costs	—	1,668	—
Total expenses	402,540	362,413	418,903
Loss from operations	(22,488)	(71,132)	(9,196)

Interest expense	963	1,076	199
Loss before income taxes	(23,451)	(72,208)	(9,395)
Income tax expense (benefit)	172	(6,536)	14,190
Net loss	(23,623)	(65,672)	(23,585)
Net income (loss) attributable to non-controlling interest	161	(281)	407
Net loss attributable to Potbelly Corporation	$(23,784)	$(65,391)	$(23,992)

Net loss per common share attributable to common stockholders:
Basic	$(0.86)	$(2.74)	$(1.01)
Diluted	$(0.86)	$(2.74)	$(1.01)
Weighted average shares outstanding:
Basic	27,640	23,899	23,850
Diluted	27,640	23,899	23,850
See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries
Consolidated Statements of Equity (Deficit)
(amounts and shares in thousands)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 30, 2018	24,143	330	(108,372)	—	432,771	(229,558)	362	95,533
Net income (loss)	—	—	—	—	—	(23,992)	407	(23,585)
Cumulative impact of Topic 842, net of tax of $196	—	—	—	—	—	(531)	—	(531)
Stock-based compensation plans	143	1	(91)	—	172	—	—	82
Repurchases of common stock	(648)	—	(4,217)	—	—	—	—	(4,217)
Distributions to non-controlling interest	—	—	—	—	—	—	(523)	(523)
Contributions from non-controlling interest	—	—	—	—	—	—	75	75
Stock-based compensation expense	—	—	—	—	2,335	—	—	2,335
Balance at December 29, 2019	23,638	$331	$(112,680)	$—	$435,278	$(254,081)	$321	$69,169
Cumulative impact of Topic 326, net of tax of $2	—	—	—	—	—	(5)	—	(5)
Net income (loss)	—	—	—	—	—	(65,391)	(281)	(65,672)
Stock-based compensation plans	555	7	(586)	—	(7)	—	—	(586)
Shares issued for proxy-related expenses	130	1	—	—	388	—	—	389
Distributions to non-controlling interest	—	—	—	—	—	—	(458)	(458)
Contributions from non-controlling interest	—	—	—	—	—	—	143	143
Stock-based compensation expense	—	—	—	—	2,515	—	—	2,515
Balance at December 27, 2020	24,323	339	(113,266)	—	438,174	(319,477)	(275)	5,495
Net income (loss)	—	—	—	—	—	(23,784)	161	(23,623)
Stock-based compensation plans	807	9	(1,311)	—	(9)	—	—	(1,311)
Proceeds from exercise of stock options	—	—	—	—	219	—	—	219
Issuances of common shares and warrants, net of fees	3,250	32	—	2,566	12,241	—	—	14,839
Distributions to non-controlling interest	—	—	—	—	—	—	(189)	(189)
Contributions from non-controlling interest	—	—	—	—	—	—	208	208
Offering costs for "at the market" equity sales agreement	—	—	—	—	(192)	—	—	(192)
Stock-based compensation expense	—	—	—	—	2,137	—	—	2,137
Balance at December 26, 2021	28,380	$380	$(114,577)	$2,566	$452,570	$(343,261)	$(95)	$(2,417)
See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(23,623)	$(65,672)	$(23,585)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	15,909	19,830	22,103
Noncash lease expense	25,856	26,579	27,853
Deferred income tax	18	10	13,808
Stock-based compensation expense	2,137	2,515	2,335
Asset impairment, store closure and disposal of property and equipment	4,572	9,440	1,829
Other operating activities	305	723	55
Changes in operating assets and liabilities:
Accounts receivable, net	(1,677)	(35)	480
Inventories	(502)	484	9
Prepaid expenses and other assets	1,083	617	5,917
Accounts payable	326	3,621	(174)
Operating lease liabilities	(32,932)	(15,895)	(28,565)
Accrued expenses and other liabilities	3,655	6,174	(3,897)
Net cash (used in) provided by operating activities	(4,873)	(11,609)	18,168

Cash flows from investing activities:
Purchases of property and equipment	(9,048)	(10,920)	(14,365)
Net cash used in investing activities	(9,048)	(10,920)	(14,365)

Cash flows from financing activities:
Borrowings under Credit Facility	38,000	61,286	—
Repayments under Credit Facility	(34,436)	(55,000)	—
Proceeds from Paycheck Protection Program loan	—	10,000	—
Payment of debt issuance costs	(195)	(538)	(189)
Proceeds from issuance of common shares and warrants, net of fees	14,839	—	—
Proceeds from exercise of stock options	219	—	173
Employee taxes on certain stock-based payment arrangements	(1,298)	(584)	(91)
Treasury stock repurchase	—	—	(4,217)
Distributions to non-controlling interest	(189)	(458)	(523)
Contributions from non-controlling interest	208	143	75
Net cash provided by (used in) financing activities	17,148	14,849	(4,772)

Net increase (decrease) in cash and cash equivalents	3,227	(7,680)	(969)
Cash and cash equivalents at beginning of period	11,126	18,806	19,775
Cash and cash equivalents at end of period	$14,353	$11,126	$18,806

Supplemental cash flow information:
Income taxes paid	$185	$206	$187
Interest paid	608	896	108
Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$460	$801	$1,198
Unpaid liability for employee taxes on certain stock-based arrangements	13	—	—

See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(1) Organization and Other Matters
Business
Potbelly Corporation, a Delaware corporation, together with its subsidiaries (collectively referred to as “the Company,” “Potbelly,” “we,” “us”, or “our”), owns and operates 397 company-owned shops in the United States as of December 26, 2021. Additionally, Potbelly franchisees operate over 46 shops domestically.
Basis of Presentation
Beginning with the first quarter of 2021, advertising expenses are presented separately on the consolidated statements of operation. Prior to the first quarter of 2021, advertising expenses were presented within general and administrative expenses. Prior period amounts have been reclassified to conform to the current presentation. This reclassification had no impact on our results of operations, financial position or cash flows.
We do not have any components of other comprehensive income recorded within our consolidated financial statements and therefore, do not separately present a statement of comprehensive income in our consolidated financial statements.
COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus ("COVID-19") and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. In response to the pandemic, many states and jurisdictions in which we operate issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus, resulting in significant changes to our operations and a sudden and drastic decrease in revenues. While the pandemic continues to have an impact on our business, the distribution of COVID-19 vaccines and lifting of local restrictions resulted in a gradual improvement to our sales during 2021. Nearly all of our shops have reopened their dining rooms and are no longer subject to the operating restrictions and capacity limits related to COVID-19. We will continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including mask mandates, hours of operation, and the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction and restaurant operating protocols, which could result in lower in-shop dining revenue or higher operating costs.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our operations and financial results for the foreseeable future. There are many uncertainties regarding the current COVID-19 pandemic, and we continue to closely monitor the impact of the pandemic on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors, business partners, and distribution channels. We are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties, however, we are continually assessing the evolving impact of the COVID-19 pandemic and intend to make adjustments to our responses accordingly.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
The consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works LLC (“LLC”); seven of LLC’s wholly owned subsidiaries and LLC’s six joint ventures, collectively, the “Company.” All intercompany balances and transactions have been eliminated in consolidation. For consolidated joint ventures, non-controlling interest represents a non-controlling partner’s share of the assets, liabilities and operations related to the six joint venture investments. Potbelly has ownership interests ranging from 51-80% in these consolidated joint ventures.

(b) Reporting Period
We use a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every five or six years a 53rd week is added. Fiscal years 2021, 2020 and 2019 each consisted of 52 weeks.
(c) Segment Reporting
We own and operate Potbelly Sandwich Shop concepts in the United States. We also have domestic franchise operations of Potbelly Sandwich Shops concepts. Our chief operating decision maker (the “CODM”) is our Chief Executive Officer. As the CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, we have one operating segment and one reportable segment.
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
(e) Fair Value Measurements
We apply fair value accounting for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we assume the highest and best use of the asset by market participants in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.
We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 — Inputs that are both unobservable and significant to the overall fair value measurement reflect an entity’s estimates of assumptions that market participants would use in pricing the asset or liability.
(f) Financial Instruments
We record all financial instruments at cost, which is the fair value at the date of transaction. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate their fair value because of the short-term maturities of these instruments.
(g) Cash and Cash Equivalents
We consider all highly liquid investment instruments with an original maturity of three months or less when purchased to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits; however, we have not experienced any losses in these accounts. We believe it is not exposed to any significant credit risk. These are valued within the fair value hierarchy as Level 1 measurements.
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
Direct costs and expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized, whereas the costs of repairs and maintenance are expensed when incurred. Capitalized costs are recorded as part of the asset to which they relate, primarily to leasehold improvements, and such costs are amortized over the asset’s useful life. When assets are retired or sold, the asset cost and related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss is recorded in impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations.
(k) Indefinite-Lived Intangible Assets
We review indefinite-lived intangible assets, which includes goodwill and tradenames, annually at fiscal year-end for impairment or more frequently if events or circumstances indicate that the carrying values may not be recoverable. An impaired asset is written down to its estimated fair value based on the most recent information available. We assess the fair values of our intangible assets and the fair value of our reporting unit for goodwill using an income-based approach and market-based approach, respectively. Under the income approach, fair value is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including forecasted revenues and expenses, appropriate discount rates and other variables. Under the market-based approach, fair value is based on using publicly available market data, including publicly traded stock prices and total shares outstanding. The annual impairment review utilizes the estimated fair value of the intangible assets and the overall reporting unit and compares those estimates to the carrying values as of the testing date. If the carrying value of these intangible assets or the reporting unit exceeds the fair values, we would then use the fair values to measure the amount of any required impairment charge not to exceed the respective carrying amount. No impairment charge was recognized for intangible assets or goodwill for any of the fiscal periods presented.
(l) Pre-opening Costs
Pre-opening costs consist of costs incurred prior to opening a new shop and are made up primarily of travel, employee payroll and training costs incurred prior to the shop opening, as well as occupancy costs incurred from when we take site possession to shop opening. Shop pre-opening costs are expensed as incurred.
(m) Advertising Expenses
Advertising costs are expensed as incurred and are included in the consolidated statements of operations. Advertising expenses were $3.0 million, $1.0 million and $4.1 million in fiscal years 2021, 2020 and 2019, respectively.
(n) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are attributed to differences between financial statement and income tax reporting. Deferred tax assets, net of any valuation allowances, represent the future tax return consequences of those differences and for operating loss and tax credit carryforwards, which will be deductible when the assets are recovered. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment of the realizability of deferred tax assets, we consider all positive and negative evidence as to whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.
We account for uncertain tax positions under current accounting guidance, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by tax authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
(o) Stock-Based Compensation
We account for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Stock Based Compensation. We record stock-based compensation expense, net of forfeitures, on a straight-line basis over the vesting period based on the grant-date fair value of the awards, which is determined using the Black-Scholes option pricing valuation model for stock options and the quoted share price of Potbelly’s common stock on the date of grant for restricted stock units (“RSUs”).
We award performance share units (“PSUs”) to eligible employees; the PSUs are subject to service and performance vesting conditions. The PSUs will vest based on our achievement of certain targets specified in the awards which may include adjusted EBITDA, same-store sales, or stock price targets. Potbelly defines adjusted EBITDA as net income before depreciation and amortization, interest expense and provision for income taxes, adjusted for the following items that we do not consider representative of ongoing operating performance: stock-based compensation expense, impairment and shop closure expenses, gain or loss on disposal of property and equipment, and pre-opening expenses as well as other one-time, non-recurring charges, such as CEO transition costs. Refer to Note 11 and Note 13 for more details regarding our Equity Plans.
(p) Leases
We determine if an arrangement is a lease at inception of the arrangement. We lease retail shops, warehouse, and office space under operating leases. Our leases generally have terms of ten years and most include options to extend the leases for additional five-year periods. For leases with renewal periods at our option, we determine the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease.
Operating leases result in the recording a right-of-use asset and lease liability on the consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date, which is the date we take possession of the property. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right-of-use assets represent the operating lease liability adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. In determining the present value of lease payments not yet paid, we estimate our incremental secured borrowing rates corresponding to the maturities of our leases. We estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment.
Our leases typically contain rent escalations over the lease term and lease expense is recognized on a straight-line basis over the lease term. Tenant incentives used to fund leasehold improvements are recognized when earned and reduce right-of-use assets related to the lease. The tenant incentives are amortized through the right-of-use asset as reductions of rent expense over the lease term.
We elected a short-term lease exception policy, permitting us to not apply the recognition requirements of ASC 842, Leases, to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.
(q) Revenue Recognition
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

Franchise Revenue
We earn an initial franchise fee, a franchise development agreement fee and ongoing royalty fees under our franchise agreements. Initial franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. As such, these franchise fees are recognized over the contractual term of the franchise agreement. We record a contract liability for the unearned portion of the initial franchise fees. Franchise development agreement fees represent the exclusivity rights for a geographical area paid by a third party to develop Potbelly shops for a certain period of time. Franchise development agreement fee payments received by us are recorded in the consolidated balance sheets as accrued expenses or other long-term liabilities, and amortized over the life of the franchise development agreement. Royalty fees are based on a percentage of sales and are recorded as revenue as the fees are earned and become receivable from the franchisee.
Gift Card Redemptions / Breakage Revenue
Potbelly sells gift cards to customers, records the sale as a contract liability and recognizes the associated revenue as the gift card is redeemed. A portion of these gift cards are not redeemed by the customer ("breakage"), which is recognized as revenue as a percentage of customers gift card redemptions. The expected breakage amount recognized is determined by a historical data analysis on gift card redemption patterns. We recognize gift card breakage income within net sandwich shop sales in the consolidated statements of operations.
Loyalty Program
We offer a customer loyalty program for customers using the Potbelly Perks application at the point of sale. The customer will typically earn 10 points for every dollar spent, and the customer will earn a free entrée after earning 1,000 points. We defer revenue associated with the estimated selling price of points earned by Potbelly Perks members towards free entrées as each point is earned, and a corresponding liability is established in deferred revenue. The deferral is based on the estimated value of the product for which the reward is expected to be redeemed, net of estimated unredeemed points. Once a customer earns a free entrée, that entrée reward will expire after 30 days. Any point in a customer’s account that does not go toward earning a full entrée will expire after the customer's account has been inactive for a year. The breakage amount recognized is estimated based on a historical data analysis of loyalty reward redemptions and is recognized in net shop sandwich sales in the consolidated statement of operations. When points are redeemed, we recognize revenue for the redeemed product and reduce accrued expenses.
(r) Impairment of Long-Lived Assets
We assess potential impairments of our long-lived assets, which include property and equipment and right-of-use assets for operating leases, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped at the individual shop-level for the purposes of the impairment assessment because a shop represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated forecasted shop cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated forecasted shop cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset group in the impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations. The fair value of the shop assets is determined using the income approach. Key inputs to this approach include forecasted shop cash flows, discount rate, and estimated market rent, which are all classified as Level 3 inputs. See “Fair Value Measurements” above for a definition of Level 3 inputs.
Upon transition of adoption to ASC 842, we impaired $0.7 million of pre-tax right-of-use assets related to previously impaired shops. This amount is recorded, net of tax, as an opening reduction to retained earnings. We recorded impairment charges of $2.8 million, $10.3 million, and $2.6 million for the fiscal years 2021, 2020, and 2019, respectively, which is included in impairment, loss on disposal of property and equipment and shop closures in the consolidated statements of operations.
Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis included items such as leasehold improvements, property and equipment, right-of-use assets for operating leases, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

(s) Recent Accounting Pronouncements
On December 31, 2018, we adopted Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We elected the optional transition method to apply the standard as of the effective date and therefore, prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under previous lease guidance. The adoption of Topic 842 had a material impact on the consolidated balance sheets and an immaterial impact on the consolidated statements of operations, consolidated statements of equity and consolidated statements of cash flows.
On December 30, 2019, we adopted Accounting Standard Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This pronouncement requires the measurement and recognition of expected credit losses on financial instruments. ASU 2016-13 replaces the existing incurred loss model with a forward-looking expected credit loss model that requires consideration of a broader range of information to estimate credit losses. We recorded a net reduction of $5 thousand to opening accumulated deficit as of December 30, 2019, due to the cumulative impact of adopting Topic 326.
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
(3) Revenue
For the fiscal year ended December 26, 2021, revenue recognized from all revenue sources on point in time sales was $379.3 million, and revenue recognized from sales over time was $0.8 million. For the fiscal year ended December 27, 2020, revenue recognized from all revenue sources on point in time sales was $290.7 million, and revenue recognized from sales over time was $0.6 million.
We recognized gift card breakage income of $0.2 million, $0.2 million and $0.2 million for the fiscal years ended 2021, 2020 and 2019, respectively, which is recorded within net sandwich shop sales in the consolidated statements of operations.
Contract Liabilities
As described in Note 2, we record current and noncurrent contract liabilities in accrued expenses and other long-term liabilities, respectively, for initial franchise fees, gift cards, and loyalty programs. We have no other contract liabilities or contract assets recorded. The opening and closing balances of our current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability (Thousands)	Noncurrent Contract Liability (Thousands)
Beginning balance as of December 27, 2020	$3,138	$1,707
Ending balance as of December 26, 2021	6,533	1,428
Increase (decrease) in contract liability	$3,395	$(279)
The aggregate value of remaining performance obligations on outstanding contracts was $8.0 million as of December 26, 2021. The overall increase in the liability during the 52 weeks ended December 26, 2021 was a result of purchases of new gift cards and an increase in the loyalty programs liability, partially offset by gift card redemptions. We expect to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity, and gift card and loyalty program redemption patterns:

Years Ending	Amount
2022	$5,543
2023	568
2024	273
2025	355
2026	145
Thereafter	1,077
Total revenue recognized	$7,961
For the 52 weeks ended December 26, 2021, the amount of revenue recognized related to the December 27, 2020 liability ending balance was $1.1 million. For the 52 weeks ended December 27, 2020, the amount of revenue recognized related to the December 29, 2019 liability ending balance was $1.1 million. This revenue related to the recognition of gift card redemptions and upfront franchise fees. For the years ended December 26, 2021 and December 27, 2020, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.
(4) Earnings (Loss) Per Share

Basic and diluted loss per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted loss per common share attributable to common stockholders is computed by dividing the loss allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For fiscal years 2021, 2020 and 2019, we had a loss per share, therefore, potentially dilutive shares were excluded from the calculation.
The following table summarizes the earnings (loss) per share calculation (in thousands):

	Fiscal Year
	2021	2020	2019
Net loss attributable to Potbelly Corporation	$(23,784)	$(65,391)	$(23,992)
Weighted average common shares outstanding-basic	27,640	23,899	23,850
Plus: Effect of potentially dilutive shares	—	—	—
Weighted average common shares outstanding-diluted	27,640	23,899	23,850
Loss per share available to common stockholders-basic	$(0.86)	$(2.74)	$(1.01)
Loss per share available to common stockholders-diluted	$(0.86)	$(2.74)	$(1.01)
Potentially dilutive shares that are considered anti-dilutive:
Shares	1,951	2,754	2,334
(5) Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 26, 2021	December 27, 2020
Leasehold improvements	$152,510	$158,797
Machinery and equipment	46,830	46,653
Furniture and fixtures	33,060	33,194
Computer equipment and software	37,267	36,225
Construction in progress	392	863
	270,059	275,732
Less: Accumulated depreciation	(220,254)	(214,539)
	$49,805	$61,193
We recognized $2.4 million, $0.5 million and $0.4 million in 2021, 2020, and 2019, respectively, of losses on disposal of property and equipment in impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations, primarily related to closures of company-owned shops.
During the first quarter of 2021, we amended the lease for our corporate Support Center office in Chicago to relocate to a different office space within the same building. As a result of the relocation, the leasehold improvements of the original office space were disposed, resulting in a loss on disposal of $2.5 million, in impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations, based on the remaining net book value of those assets.
(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 26, 2021	December 27, 2020
Accrued labor and related expenses	$13,408	$7,313
Gift card liability	3,956	1,868
Deferred revenue	2,785	1,491
Accrued occupancy and utilities	2,347	3,696
Accrued sales and use tax	2,220	1,477
Accrued liability insurance	1,817	1,422
Accrued restructuring	122	1,489
Other accrued expenses	4,204	3,681
Total	$30,859	$22,437

We incur expenses associated with exit activity for certain signed lease agreements, which are recognized in impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations. Accrued contract termination costs consisted of the following (in thousands):

	December 26, 2021	December 27, 2020
Accrued contract termination costs—beginning balance	$—	$—
Contract termination costs incurred	430	3,231
Contract termination costs settled and paid	(430)	(3,231)
Accrued contract termination costs—ending balance	$—	$—

(7) Income Taxes
Income (loss) before income taxes for our domestic and foreign operations was as follows (in thousands):

	Fiscal Year
	2021	2020	2019
Domestic operations	$(23,451)	$(72,208)	$(9,790)
Foreign operations	—	—	395
Total	$(23,451)	$(72,208)	$(9,395)
Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year
	2021	2020	2019
Federal:
Current	$—	$(6,739)	$159
Deferred	(150)	13	9,379
	(150)	(6,726)	9,538
State and Local:
Current	161	185	227
Deferred	161	5	4,425
	322	190	4,652
Foreign:
Current	—	—	—
	—	—	—
Income tax expense (benefit)	$172	$(6,536)	$14,190
Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rates to income (loss) before income taxes as a result of the following (in thousands):

	Fiscal Year
	2021	2020	2019
U.S. federal statutory tax	21.0%	21.0%	21.0%
Computed “expected” tax benefit	$(4,959)	$(15,164)	$(1,973)
Increase (reduction) resulting from:
Valuation allowance	5,456	14,265	16,116
Rate change impact of net operating loss carryback	—	(2,592)	—
Minority interest	34	74	(107)
Permanent differences	1,004	99	425
State and local income taxes, net of federal income tax effect	(730)	(3,338)	(361)
FICA and other tax credits	(592)	(248)	(504)
Equity compensation	(237)	477	577
Other	—	(109)	(106)
Tax rate change	196	—	123
Income tax expense (benefit)	$172	$(6,536)	$14,190

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities reflected in the consolidated balance sheets are presented below (in thousands):

	December 26, 2021	December 27, 2020
Deferred tax assets:
Net operating loss carryforwards	$19,454	$14,364
Accrued liabilities	2,188	2,152
Deferred revenue	875	573
Stock-based compensation	1,304	1,993
Property and equipment	4,398	3,505
Operating lease liabilities	51,105	59,230
Tax credits and other carryforwards	2,840	2,319
Gross deferred tax assets	82,164	84,136
Valuation allowance	(34,929)	(30,381)
Net deferred tax assets	47,235	53,755
Deferred tax liabilities:
Prepaids	(264)	(285)
Right-of-use asset for operating leases	(44,973)	(51,637)
Intangible assets	(1,319)	(1,249)
Smallwares	(474)	(482)
Other	(463)	(348)
Total deferred tax liabilities	(47,493)	(54,001)
Net deferred tax liabilities	$(258)	$(246)
We recorded deferred tax assets related to federal and state income tax net operating loss (“NOL”) carryforwards of approximately $19.5 million and $14.3 million for the years ended December 26, 2021 and December 27, 2020, respectively. The federal NOL, and a portion of the state NOLs, can be carried forward indefinitely, although certain jurisdictions, including federal and numerous states, limit NOL carryforwards to a percentage of current year taxable income.
We regularly assesses the need for a valuation allowance related to its deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of its deferred tax assets will not be realized. In its assessment, we considered recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against its net deferred tax assets during the first quarter of 2019, resulting in a non-cash charge to income tax expense of $13.6 million. We continued to maintain a valuation allowance against all of its deferred tax assets as of December 26, 2021. We did not provide for an income tax benefit on its pre-tax loss for the years ended December 26, 2021 and December 27, 2020. We assess the likelihood of the realization of its deferred tax assets each quarter and the valuation allowance is adjusted accordingly. As of December 26, 2021 and December 27, 2020, we have a valuation allowance related to our deferred tax assets of $34.9 million and $30.4 million, respectively.
On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain NOLs and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, accelerate refunds of previously generated corporate AMT credits, loosen the business interest limitation under section 163(j), and fix the qualified improvement property regulations in the 2017 Tax Cuts and Jobs Act. As a result of the CARES Act, we were able to obtain a tax refund of $6.7 million from the carryback of NOLs and a refund of prior AMT credits. We received the entire amount of the refund during the fiscal year 2020. We recognized an income tax benefit of $6.7 million during fiscal year 2020 due to the impact of the CARES Act and the finalization of our 2020 federal tax return.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 26, 2021 and December 27, 2020, we had no interest or penalties accrued. As of December 26, 2021 and December 27, 2020, we had no uncertain tax positions.
The tax years prior to 2016 are generally closed for examination by the United States Internal Revenue Service ("IRS"). However, certain of these tax years are open for examination as a result of net operating losses generated in these years and utilized in subsequent years. Our last IRS examination was for the 2014 tax year; no IRS audits are currently ongoing. State statutes are generally open for audit for the 2015 to 2020 tax years.
(8) Leases

In fiscal year 2020, as a result of COVID-19, we held discussions with landlords regarding restructuring of our leases in light of various contractual and legal defenses, and we subsequently entered into lease amendments with our respective landlords at 335 of our shops through December 26, 2021. The vast majority of these lease amendments were completed during fiscal year 2020, and we are fully complete with COVID-19-related lease amendments as of December 26, 2021.

The gains recognized upon lease terminations are recorded in impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations. The right-of use assets, liabilities and gains recognized upon termination of lease contracts were as follows:

	Fiscal Year 2021	Fiscal Year 2020
Leases terminated	3	28
Lease termination fees	$177	$2,832
Right-of-use assets derecognized upon lease termination	1,433	14,774
Lease liabilities derecognized upon lease termination	1,555	16,103
Gain recognized upon lease termination	$122	$1,329
Operating lease term and discount rate were as follows:

	December 26, 2021	December 27, 2020
Weighted average remaining lease term (years)	7.22	7.82
Weighted average discount rate	8.00%	7.88%
Certain of the our operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops. Pass-through charges and payments based on percentage rent are included within variable lease cost.
The components of lease cost were as follows (in thousands):

	Classification	Fiscal Year 2021	Fiscal Year 2020
Operating lease cost	Occupancy and general and administrative expenses	$41,091	$45,350
Variable lease cost	Occupancy and general and administrative expenses	12,715	11,885
Total lease cost		$53,806	$57,235

Supplemental disclosures of cash flow information relating to leases is as follows (in thousands):

	Fiscal Year 2021	Fiscal Year 2020
Operating cash flows rent paid for operating lease liabilities	$48,099	$35,168
Operating right-of-use assets obtained in exchange for new operating lease liabilities	10,371	20,369
Reduction in operating right-of-use assets due to lease terminations and modifications	$6,075	$14,774
Maturities of lease liabilities were as follows at December 26, 2021 (in thousands):

Operating Leases
2022	$42,740
2023	38,104
2024	35,457
2025	32,583
2026	28,767
Thereafter	83,277
Total lease payments	260,928
Less: imputed interest	(66,089)
Present value of lease liabilities	$194,839
(9) Debt and Credit Facilities
The components of long-term debt were as follows:

	December 26, 2021	December 27, 2020
Revolving Credit Facility	$9,850	$6,286
Paycheck Protection Program loan	10,000	10,000
Less: current portion of long-term debt	(2,333)	(333)
Total long-term debt	$17,517	$15,953
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

We entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement on February 26, 2021. As a result of the Amendment (i) the maturity date was extended from March 31, 2022 to January 31, 2023, (ii) the revolving credit commitment decreased from $40 million to $25 million, (iii) the interest rate margin with respect to any Commercial Bank Floating Rate Loan increased to 2.75%, (iv) the interest rate margin with respect to any Eurodollar Loan increased to 5.00%, (v) the definition of EBITDA was amended to exclude non-cash charges/gains in connection with certain equity interests of the Company, (vi) certain borrowing conditions relating to our Consolidated Cash Balance were instituted, (vii) we are permitted to repurchase/redeem its equity interests under certain conditions and (viii) the minimum monthly EBITDA and Liquidity thresholds we must maintain were revised.

As of December 26, 2021, we had $9.9 million outstanding under the Credit Agreement. As of December 27, 2020, we had $6.3 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.

On January 28, 2022, we entered into Amendment No. 6 (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment, among other things, (i) extends the maturity date under the Credit Agreement from January 31, 2023 to May 31, 2023, (ii) changes the benchmark interest rates under the Credit Agreement for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Sixth Amendment, (iii) increases the interest rate margin by 75 basis points with respect to any CBFR Loan (as defined in the Credit Agreement), (iv) sets the interest rate margin at 600 basis points with respect to any Term Benchmark Loan (as defined in the Credit Agreement), (v) amends certain financial covenant testing levels, and (vi) amends the definition of subsidiary to exclude the Potbelly Employee Relief Fund NFP, an Illinois not-for-profit corporation.
Paycheck Protection Program Loan

On August 10, 2020, PSW, an indirect subsidiary of ours, entered into a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million (the “Loan”), pursuant to the PPP under the CARES Act. The Loan was necessary to support our ongoing operations due to the economic uncertainty resulting from the COVID-19 pandemic and lack of access to alternative sources of liquidity.

The Loan is scheduled to mature five years from the date on which PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. We have used all of the PPP proceeds toward qualifying expenses and are pursuing forgiveness of the full Loan amount, but we are not able to determine the likelihood or the amount of forgiveness that will be obtained. If the Loan is ultimately not forgiven, we will be required to repay the Loan over 5 years at a 1% interest rate.

We have recorded the amount of the Loan as long-term debt (current and non-current) in our consolidated balance sheet as of December 26, 2021 and related interest has been recorded to interest expense on our consolidated statement of operations for the year ended December 26, 2021.
(10) Restructuring
On November 3, 2020, as part of our COVID-related cost reduction efforts and to better align our general and administrative expenses with future strategy, we made the determination to reorganize and restructure our corporate team. The restructuring plan implemented resulted in general and administrative expense savings in 2021. This was accomplished through corporate expense optimization, consolidating our shop support services, and through other expense and staff reductions. As a result, we reduced corporate employment levels by approximately 35 employees in the fourth quarter of 2020. The restructuring charges recognized in the fourth quarter of 2020 consist primarily of one-time termination benefits to employees. We substantially completed our planned restructuring actions during 2020, but we will continue to evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of our ongoing strategy. As such, we may incur additional restructuring related charges or adjustments to previously recorded charges in the future, however, we are unable to estimate the amount of charges at this time.

The accrued restructuring balances as of December 26, 2021 represent expected future cash payments required to satisfy our remaining obligations, which are expected to be paid throughout 2022.

Total (Thousands)
Balance as of December 27, 2020	$1,489
Charges incurred	—
Payments made	(1,367)
Balance as of December 26, 2021	$122
(11) Capital Stock
As of December 26, 2021 and December 27, 2020, we had authorized an aggregate of 210,000 thousand shares of capital stock, of which 200,000 thousand shares were designated as common stock and 10,000 thousand shares were designated as preferred stock. As of December 26, 2021, we had issued and outstanding 38,164 thousand and 28,380 thousand shares of common stock, respectively. As of December 27, 2020, we had issued and outstanding 33,935 thousand and 24,323 thousand shares of common stock, respectively.
Common Stock
On May 8, 2018, we announced that its Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. We did not repurchase any shares of our common stock during 2021. In light of the COVID-19 pandemic, we do not have plans to repurchase any common stock under its stock repurchase program at this time. As of December 26, 2021, the remaining dollar value of authorization under the share repurchase program was $37.9 million, which includes commission. Repurchased shares are included as treasury stock in the consolidated balance sheets and the consolidated statements of equity.
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

On November 3, 2021, we entered into a certain Equity Sales Agreement (the “Sales Agreement”) with William Blair & Company, L.L.C., as agent (“William Blair”) pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the “Shares”), from time to time, in our sole discretion, through an “at the market” equity offering program under which William Blair will act as sales agent. As of March 3, 2022, we have not sold any shares under the sales agreement.
(12) Employee Benefit Plan
We sponsor a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. We made matching contributions of $0.3 million, $0.2 million, and $0.5 million for fiscal years 2021, 2020 and 2019, respectively, which are recorded in labor and related expenses and general and administrative expenses in the consolidated statement of operations.

(13) Stock-Based Compensation
Stock-Based Compensation Granted Under the 2019 Long-Term Incentive Plan
Stock options and restricted stock units are awarded under the 2019 Long-Term Incentive Plan (the “2019 Plan”) to eligible employees and certain non-employee members of the Board of Directors. The 2019 Plan gives broad powers to our Board of Directors to administer and interpret the 2019 Plan, including the authority to select the individuals to be granted equity awards and rights and to prescribe the particular form and conditions of each equity award to be granted.
On May 16, 2019, our stockholders approved the 2019 Plan and, in connection therewith, all equity awards made after that date were made under the 2019 Plan. On June 10, 2019, we registered 1,200 thousand shares of our common stock reserved for issuance under the 2019 Plan. The Amended and Restated 2013 Long-Term Incentive Plan (the “2013 Plan”) had 626 thousand remaining shares of common stock reserved for issuance, which are available for issuance under the 2019 Plan and no future awards will be made under the 2013 Plan. On June 24, 2020 the 2019 Plan was amended and restated effective to increase the number of shares of common stock authorized for issuance by 900 thousand shares, for a total of 2,100 thousand shares. As of December 26, 2021, there have been 3,687 thousand shares of restricted stock units and performance stock units granted under the 2019 Plan. As of December 26, 2021, there are 1,568 thousand shares reserved for future issuance.
Stock Options
Under the Plans, the number of shares and exercise price of each option are determined by the committee designated by our Board of Directors. The options granted are generally exercisable within a 10-year period from the date of grant. We award options to certain employees including the senior leadership team. Options outstanding expire on various dates through the year 2028. The range of exercise prices for options outstanding as of December 26, 2021 is $8.16 to $20.53 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.
A summary of stock option activity is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 30, 2018	2,150	$11.49	$378	5.13
Granted	—	—
Exercised	(22)	7.93
Canceled	(354)	12.45
Outstanding—December 29, 2019	1,774	$11.34	$—	4.33
Granted	—	—
Exercised	—	—
Canceled	(541)	12.84
Outstanding—December 27, 2020	1,233	$10.68	$—	2.49
Granted	—	—
Exercised	(31)	7.24
Canceled	(664)	9.75
Outstanding—December 26, 2021	538	$12.03	$—	2.35
Exercisable—December 26, 2021	534	$12.02	$—	2.32
There were no stock option grants in 2021, 2020, or 2019.
Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the years ended December 27, 2020 and December 29, 2019, we recognized stock-based compensation expense related to stock options of $0.1 million and $0.8 million, respectively. For the year ended December 26, 2021, we recognized stock-based compensation expense related to stock options of less than $0.1 million. As of December 26, 2021, unrecognized stock-based compensation expense related to stock options was less than $0.1 million, which will be recognized through fiscal year 2022.We record stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.
Restricted stock units

We award restricted stock units (“RSUs”) to certain employees and certain non-employee members of our Board of Directors. Prior to 2021, the Board of Director grants have a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. Beginning with the annual grant made in the second quarter of 2021, the Board of Director grants fully vest on the first anniversary of the grant date, or upon termination from the Board of Directors for any reason other than for cause, a pro rata portion of the shares vest on the termination date. The employee grants vest in one-third increments over a three-year period.

A summary of RSU activity is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 30, 2018	247	$11.99
Granted	402	6.47
Vested	(135)	11.94
Canceled	(51)	8.48
Non-vested as of December 29, 2019	463	$7.59
Granted	1,604	2.79
Vested	(231)	2.87
Canceled	(842)	3.65
Non-vested as of December 27, 2020	994	$3.35
Granted	649	6.16
Vested	(479)	7.05
Canceled	(13)	3.50
Non-vested as of December 26, 2021	1,151	$4.87
For the years ended December 26, 2021, December 27, 2020 and December 29, 2019, we recognized stock-based compensation expense related to RSUs of $1.6 million , $1.5 million and $1.5 million, respectively. As of December 26, 2021, unrecognized stock-based compensation expense for RSUs was $4.2 million , which will be recognized though fiscal year 2024.
Performance stock units
We award performance share units (“PSUs”) to certain employees. The PSUs have certain vesting conditions based upon our stock price and relative stock performance.
Because these PSUs are subject to service and market vesting conditions, we determine the fair market value of each grant using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the years ended December 26, 2021 and December 27, 2020, we recognized stock-based compensation expense related to PSUs with market vesting conditions of $0.5 million and $0.9 million, respectively. For the year ended December 29, 2019, we did not recognize stock-based compensation expense related to PSUs with market vesting conditions.

A summary of activity for PSUs with market vesting conditions is as follows:

PSUs	Number of PSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 27, 2020	502	$1.38
Granted	130	8.43
Vested	(502)	6.76
Canceled	—	0.00
Non-vested as of December 26, 2021	130	$8.43
(14) Commitments and Contingencies
We are subject to legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. We accrue for such liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, our estimates of the outcomes of these matters and its experience in contesting, litigating and settling other similar matters. In the opinion of management, the amount of ultimate liability with respect to those actions should not have a material adverse impact on our financial position or results of operations and cash flows.
Many of the food products we purchase are subject to changes in the price and availability of food commodities, including, among other things, beef, poultry, grains, dairy and produce. We work with our suppliers and uses a mix of forward pricing protocols for certain items including agreements with its supplier on fixed prices for deliveries at a time in the future and agreements on a fixed price with our supplier for the duration of those protocols. We also utilize formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. Our use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less). Such contracts are used in the normal purchases of our food products and not for speculative purposes, and as such are not required to be evaluated as derivative instruments.
(15) Related Party Transactions

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
(16) Subsequent Events
Credit Facility

On January 28, 2022, we entered into Amendment No. 6 (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment, among other things, (i) extends the maturity date under the Credit Agreement from January 31, 2023 to May 31, 2023, (ii) changes the benchmark interest rates under the Credit Agreement for borrowings from the London

Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Sixth Amendment, (iii) increases the interest rate margin by 75 basis points with respect to any CBFR Loan (as defined in the Credit Agreement), (iv) sets the interest rate margin at 600 basis points with respect to any Term Benchmark Loan (as defined in the Credit Agreement), (v) amends certain financial covenant testing levels, and (vi) amends the definition of subsidiary to exclude the Potbelly Employee Relief Fund NFP, an Illinois not-for-profit corporation.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 26, 2021. Based upon that evaluation, we have concluded that, as of December 26, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 26, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 26, 2021, our internal control over financial reporting was effective, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Potbelly Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Potbelly Corporation and subsidiaries (the “Company”) as of December 26, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 26, 2021, of the Company and our report dated March 3, 2022, expressed an unqualified opinion on those financial statements.

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
March 3, 2022

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this item will be contained in Potbelly’s definitive proxy statement for the 2022 Annual Meeting (our “Proxy Statement”) and is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table presents certain information related to Potbelly’s equity incentive plans under which the equity securities are authorized for issuance as of December 26, 2021 (shares in thousands):

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	538	$12.03	1,568	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	538	$12.03	1,568
______________________________
(1)Consists of the 2004 Equity Incentive Plan, the 2013 Long-Term Incentive Plan and the 2019 Long-Term Incentive Plan. No further awards may be made under the 2004 Equity Incentive Plan or the 2013 Long-Term Incentive Plan. All remaining shares of common stock reserved for issuance under the 2013 Plan are available for issuance under the 2019 Plan.
(2)The total amount reported consists only of shares available for future issuance under the 2019 Long-Term Incentive Plan, which may be issued in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance stock and performance stock units.
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

Exhibit Number	Description of Exhibit
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

10.5E
Amendment No. 5, dated February 26, 2021, to the Second Amended and Restated Credit Agreement, dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to Form 10-Q (File No. 001-36104) filed May 6, 2021 and incorporated herein by reference).

10.5F
Amendment No. 6, dated January 28, 2022, to the Second Amended and Restated Credit Agreement dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank N.A., as Administrative Agent and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger.

10.6
Form of Warrant to Purchase Common Stock to be issued pursuant to the Securities Purchase Agreement (filed as Exhibit 10.2 to Form 8-K (File No. 001-36104) filed February 10, 2021 and incorporated herein by reference).

10.7
Equity Sales Agreement, dated as of November 3, 2021, by and between Potbelly Corporation and William Blair & Company, L.L.C. (filed as Exhibit 1.1 to Form 8-K (File No. 001-36104) filed on November 4, 2021 and incorporated herein by reference).

10.8
Form of Registration Rights Agreement to be entered into by and among the Company and the persons party thereto (filed as Exhibit 10.3 to Form 8-K (File No. 001-36104) filed February 10, 2021 and incorporated herein by reference).

10.9
Executive Employment Agreement, dated July 25, 2013, between Potbelly Corporation and Matthew Revord (filed as Exhibit 10.5 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference) †

10.10
 Amendment to Executive Employment Agreement, dated April 22, 2015, between Potbelly Corporation and Matthew Revord (filed as Exhibit 10.6 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference). †

10.11
Retention Agreement between Potbelly Corporation and Matthew Revord, dated July 17, 2017 (filed as Exhibit 10.3 to Form 8-K (File No. 001-36104) filed July 18, 2017 and incorporated herein by reference). †

10.12
Executive Employment Agreement, dated May 11, 2018, effective June 4, 2018, between Potbelly Corporation and Brandon Rhoten (filed as Exhibit 10.11 to Form 10-K (File No. 001-36104) filed February 27, 2020 and incorporated reference herein).†

10.13
Executive Employment Agreement, dated April 6, 2020, between Potbelly Corporation and Steve Cirulis (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed April 13, 2020 and incorporated herein by reference). †

10.14
Executive Employment Agreement, dated July 20, 2020, between Potbelly Corporation and Robert D. Wright (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed July 20, 2020 and incorporated herein by reference). †

Exhibit Number	Description of Exhibit
10.15
Executive Employment Agreement, dated August 28, 2020, between Potbelly Corporation and Adam Noyes (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed September 1, 2020 and incorporated herein by reference). †

10.16	Executive Employment Agreement, dated September 30, 2019, between Potbelly Corporation and Jeff Douglas †

10.17	Executive Employment Agreement, dated November 11, 2020, between Potbelly Corporation and Adiya Dixon †

10.18	Agreement and General Release, dated December 4, 2020, between Potbelly Corporation and Brandon Rhoten †

10.19	Agreement and General Release, dated December 18, 2020, between Potbelly Corporation and Matthew Revord †

10.20
Promissory Note, effective as of August 7, 2020, between Potbelly Sandwich Works, LLC and Harvest Small Business Finance, LLC (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed August 14, 2020 and incorporated by reference herein).

10.21
Form of stock option agreement for grants for non-employee directors pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.13 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference). †

10.22	Form of stock option agreement pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.14 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.23
Form of Restricted Stock Unit Award Agreement pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.16 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference)

10.24
Form of Director Restricted Stock Unit Award Agreement for non-employee directors pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.16 to Form 10-K (File No. 001-36104) filed February 22, 2017 and incorporated herein by reference)

10.25
Form of Restricted Stock Unit Award Agreement pursuant to 2019 Long-Term Incentive Plan, As Amended and Restated (filed as Annex A to the Definitive Proxy Statement (File No. 001-36104) filed May 20, 2020 and incorporated herein by reference)

10.26	Form of Director Restricted Stock Unit Award Agreement for non-employee directors pursuant to 2019 Long-Term Incentive Plan, As Amended and Restated

10.27
Restricted Stock Unit Inducement Award Agreement effective as of August 5, 2020, between Potbelly Corporation and Robert D. Wright (filed as Exhibit 10.5 to Form 10-Q (File No. 001-36104) filed November 5, 2020 and incorporated herein by reference). †

10.28
Restricted Stock Unit Inducement Award Agreement effective as of August 28, 2020, between Potbelly Corporation and Adam Noyes (filed as Exhibit 10.6 to Form 10-Q (File No. 001-36104) filed November 5, 2020 and incorporated herein by reference). †

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
†	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Potbelly Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTBELLY CORPORATION

Dated:	March 3, 2022	/s/ Robert D. Wright
Robert D. Wright
Chief Executive Officer and President

Dated:	March 3, 2022	/s/ Steven Cirulis
Steven Cirulis
Chief Financial Officer

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

Signature	Title	Date

/s/ Robert D. Wright	Chief Executive Officer and President; Director (Principal Executive Officer)	March 3, 2022
Robert D. Wright

/s/ Steven Cirulis	Senior Vice President, Chief Financial Officer, Chief Strategy Officer (Principal Financial Officer, Principal Accounting Officer)	March 3, 2022
Steven Cirulis

/s/ Joseph Boehm	Director	March 3, 2022
Joseph Boehm

/s/ Adrian Butler	Director	March 3, 2022
Adrian Butler

/s/ Marla Gottschalk	Director	March 3, 2022
Marla Gottschalk

/s/ David Head	Director	March 3, 2022
David Head

/s/ David Near	Director	March 3, 2022
David Near

/s/ Ben Rosenzweig	Director	March 3, 2022
Ben Rosenzweig

/s/ Vann Avedisian	Director	March 3, 2022
Vann Avedisian

/s/ Todd W. Smith	Director	March 3, 2022
Todd W. Smith