Form 10-Q
period 2022-03-27
POTBELLY CORP
filed 2022-05-05
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____to ____
Commission File Number: 001-36104
______________________________________________
Potbelly Corporation
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	36-4466837
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)
111 N. Canal Street, Suite 325 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (312) 951-0600
______________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of April 24, 2022, the registrant had 28,858,420 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Potbelly Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value data, unaudited)

	March 27, 2022	December 26, 2021
Assets
Current assets
Cash and cash equivalents	$9,493	$14,353
Accounts receivable, net of allowances of $30 and $27 as of March 27, 2022 and December 26, 2021, respectively	7,148	6,032
Inventories	3,305	3,491
Prepaid expenses and other current assets	4,231	4,178
Total current assets	24,177	28,054

Property and equipment, net	47,080	49,805
Right-of-use assets for operating leases	161,836	166,084
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred expenses, net and other assets	3,629	3,668
Total assets	$242,348	$253,237

Liabilities and equity (deficit)
Current liabilities
Accounts payable	$9,233	$8,140
Accrued expenses	26,422	30,859
Short-term operating lease liabilities	27,770	28,548
Current portion of long-term debt	2,833	2,333
Total current liabilities	66,258	69,880

Long-term debt, net of current portion	21,467	17,517
Long-term operating lease liabilities	162,698	166,291
Other long-term liabilities	1,952	1,966
Total liabilities	252,375	255,654

Commitments and contingencies (Note 11)

Equity (deficit)
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 28,461 and 28,380 shares as of March 27, 2022 and December 26, 2021, respectively	381	380
Warrants	2,566	2,566
Additional paid-in-capital	453,245	452,570
Treasury stock, held at cost, 9,831 and 9,785 shares as of March 27, 2022, and December 26, 2021, respectively	(114,856)	(114,577)
Accumulated deficit	(351,174)	(343,261)
Total stockholders’ equity (deficit)	(9,838)	(2,322)
Non-controlling interest	(189)	(95)
Total equity (deficit)	(10,027)	(2,417)

Total liabilities and equity (deficit)	$242,348	$253,237
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data, unaudited)

	For the Quarter Ended
	March 27, 2022	March 28, 2021
Revenues
Sandwich shop sales, net	$97,431	$77,501
Franchise royalties and fees	790	562
Total revenues	98,221	78,063

Expenses
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	27,308	21,469
Labor and related expenses	33,253	28,614
Occupancy expenses	13,845	13,599
Other operating expenses	18,105	14,003
Franchise marketing expenses	120	43
General and administrative expenses	8,518	7,172
Depreciation expense	3,136	4,174
Impairment, loss on disposal of property and equipment and shop closures	1,319	3,122
Total expenses	105,604	92,196
Loss from operations	(7,383)	(14,133)

Interest expense, net	327	288
Loss before income taxes	(7,710)	(14,421)
Income tax expense	177	53
Net loss	(7,887)	(14,474)
Net income (loss) attributable to non-controlling interest	26	(2)
Net loss attributable to Potbelly Corporation	$(7,913)	$(14,472)

Net loss per common share attributable to common stockholders:
Basic	$(0.28)	$(0.56)
Diluted	$(0.28)	$(0.56)
Weighted average shares outstanding:
Basic	28,396	25,944
Diluted	28,396	25,944
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Equity (Deficit)
(amounts and shares in thousands, unaudited)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity (Deficit)
For the fiscal quarter ended:	Shares	Amount
Balance at December 27, 2020	24,323	339	(113,266)	—	438,174	(319,477)	(275)	$5,495
Net loss	—	—	—	—	—	(14,472)	(2)	(14,474)
Stock-based compensation plans	63	1	—	—	(1)	—	—	—
Issuance of common shares and warrants, net of fees	3,250	32	—	2,566	12,342	—	—	14,940
Contributions from non-controlling interest	—	—	—	—	—	—	136	136
Stock-based compensation expense	—	—	—	—	193	—	—	193
Balance at March 28, 2021	27,636	$372	$(113,266)	$2,566	$450,708	$(333,949)	$(141)	$6,290
Balance at December 26, 2021	28,380	380	(114,577)	2,566	452,570	(343,261)	(95)	(2,417)
Net loss	—	—	—	—	—	(7,913)	26	(7,887)
Stock-based compensation plans	81	1	(279)	—	—	—	—	(278)
Distributions to non-controlling interest	—	—	—	—	—	—	(120)	(120)
Stock-based compensation expense	—	—	—	—	675	—	—	675
Balance at March 27, 2022	28,461	$381	$(114,856)	$2,566	$453,245	$(351,174)	$(189)	$(10,027)
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in thousands, unaudited)

	For the Quarter Ended
	March 27, 2022	March 28, 2021
Cash flows from operating activities:
Net loss	$(7,887)	$(14,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,136	4,174
Noncash lease expense	6,487	6,287
Deferred income tax	5	5
Stock-based compensation expense	675	193
Asset impairment, loss on disposal of property and equipment and shop closures	1,319	2,741
Other operating activities	67	85
Changes in operating assets and liabilities:
Accounts receivable, net	(1,116)	(282)
Inventories	186	306
Prepaid expenses and other assets	(171)	(12)
Accounts payable	1,039	(274)
Operating lease liabilities	(7,055)	(8,991)
Accrued expenses and other liabilities	(4,424)	542
Net cash used in operating activities:	(7,739)	(9,700)

Cash flows from investing activities:
Purchases of property and equipment	$(1,378)	$(1,300)
Net cash used in investing activities:	(1,378)	(1,300)

Cash flows from financing activities:
Borrowings under revolving credit facility	$10,000	$8,000
Repayments under revolving credit facility	(5,550)	(11,500)
Payment of debt issuance costs	(40)	(195)
Proceeds from issuance of common shares and warrants, net of fees	—	14,940
Employee taxes on certain stock-based payment arrangements	(33)	—
Contributions from non-controlling interest	—	136
Distributions to non-controlling interest	(120)	—
Net cash provided by financing activities:	4,257	11,381

Net increase (decrease) in cash and cash equivalents	(4,860)	381
Cash and cash equivalents at beginning of period	14,353	11,126
Cash and cash equivalents at end of period	$9,493	$11,507

Supplemental cash flow information:
Income taxes paid	$—	$10
Interest paid	159	238

Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$460	$421
Unpaid liability for employee taxes on certain stock-based payment arrangements	246	—
See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)
(1) Organization and Other Matters
Business
Potbelly Corporation (the “Company”, “Potbelly”, “we”, “us” or “our”), through its wholly owned subsidiaries, owns and operates 394 company-owned shops in the United States. Additionally, Potbelly franchisees operate 46 shops in the United States.
Basis of Presentation
The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2021. The unaudited condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly our balance sheet as of March 27, 2022 and December 26, 2021, our statement of operations for the quarters ended March 27, 2022 and March 28, 2021, the statement of equity for the quarters ended March 27, 2022 and March 28, 2021, and our statement of cash flows for the quarters ended March 27, 2022 and March 28, 2021 have been included. The condensed consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Beginning in the first quarter of 2022, we reclassified certain advertising and marketing expenses within the condensed consolidated statement of operations. Refer to discussion of the Potbelly Brand Fund in the paragraphs below. These reclassifications had no impact on the loss from operations, balance sheets or statements of cash flows.
We do not have any components of other comprehensive income recorded within our consolidated financial statements and therefore, do not separately present a statement of comprehensive income in our condensed consolidated financial statements.
COVID-19
On January 30, 2020, the WHO announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic significantly impacted economic conditions in the United States where all our shops are located. In response to the pandemic, many states and jurisdictions in which we operate issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus, resulting in significant changes to our operations and a sudden and drastic decrease in revenues. While the pandemic continues to have an impact on our business, the distribution of COVID-19 vaccines and lifting of local restrictions has resulted in a gradual improvement to our sales during 2021 and 2022. Nearly all of our shops, including those in central business districts, have reopened their dining rooms and are no longer subject to operating restrictions and capacity limits related to COVID-19. We will continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including mask mandates, hours of operation, and the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction and restaurant operating protocols, which could result in lower in-shop dining revenue or higher operating costs.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works, LLC (“PSW”); seven of PSW’s wholly owned subsidiaries and PSW’s six joint ventures, collectively, the “Company.” All intercompany balances and transactions have been eliminated in consolidation. For consolidated joint ventures, non-controlling interest represents a non-controlling partner’s share of the assets, liabilities and operations related to the six joint venture investments. Potbelly has ownership interests ranging from 51- 80% in these consolidated joint ventures.

Fiscal Year
We use a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2022 and 2021 both consist of 52 weeks. The fiscal quarters ended March 27, 2022 and March 28, 2021 each consisted of 13 weeks.
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
Potbelly Brand Fund
We maintain the Potbelly Brand Fund (the "Brand Fund") for the purpose of collecting and administering funds to be used for advertising, customer research, marketing technology, agencies, and other activities that promote the Potbelly brand in order to deliver sales at our shops. Company-operated and franchised shops both contribute to the Brand Fund based on a percentage of sales.
Beginning in the first quarter of fiscal year 2022, we manage these advertising and marketing expenses through the Brand Fund using the funds contributed by our shops. We manage these funds separately from our general operating expenses, but we are not obligated to maintain them in separate accounts or entities. We may spend more or less in any fiscal period than the amounts contributed to the Brand Fund, and we may choose to roll over any unused contributions to the following fiscal period or return them to our shops. Cash held related to the Brand Fund is not considered to be restricted cash as there are no restrictions on the use of the funds.
Brand Fund contributions made by company-operated shops are eliminated from the consolidated financial statements. Franchisee contributions are included within franchise royalties and fees in the condensed consolidated statements of operations.
Expenses incurred by the Brand Fund are allocated to company-operated and franchised shops based on their relative contributions. The allocation of company-operated Brand Fund expense is included within other operating expenses in our condensed consolidated statements of operations. The allocation of franchisee Brand Fund expense is presented as franchise marketing expenses in our condensed consolidated statements of operations. Prior periods have been reclassified to conform to the current presentation of these expenses.
Recent Accounting Pronouncements
We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.
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
Franchise Revenue
We earn an initial franchise fee, a franchise development agreement fee and ongoing fees for royalties and Brand Fund contributions under our franchise agreements. Initial franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. As such, these franchise fees are recognized over the contractual term of the franchise agreement. We record a contract liability for the unearned portion of the initial franchise fees. Franchise development agreement fees represent the exclusivity rights for a geographical area paid by a third party to develop Potbelly shops for a certain period of time. Franchise development agreement fee payments received by us are recorded in the consolidated balance sheets as accrued expenses or other long-term liabilities, and amortized over the life of the franchise development agreement. Royalties and Brand Fund contributions are based on a percentage of sales and are recorded as revenue as they are earned and become receivable from the franchisee.

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
We recognized gift card breakage income of $0.2 million and $0.1 million for the quarters ended March 27, 2022 and March 28, 2021, respectively, which is recorded within net sandwich shop sales in our condensed consolidated statements of operations.
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
For the quarter ended March 27, 2022 revenue recognized from all revenue sources on point in time sales was $97.9 million, and revenue recognized from sales over time was $0.3 million. For the quarter ended March 28, 2021, revenue recognized from all revenue sources on point in time sales was $77.5 million and revenue recognized from sales over time was $0.1 million.
Contract Liabilities
As described above, we record current and noncurrent contract liabilities in accrued expenses and other long-term liabilities, respectively, for initial franchise fees, gift cards, and loyalty programs. We have no other contract liabilities or contract assets recorded.
The opening and closing balances of our current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 26, 2021	$6,533	$1,428
Ending balance as of March 27, 2022	6,193	1,403
Increase (decrease) in contract liability	$(340)	$(25)

The aggregate value of remaining performance obligations on outstanding contracts was $7.6 million as of March 27, 2022. We expect to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2022	$5,342
2023	495
2024	251
2025	361
2026	137
Thereafter	1,010
Total revenue recognized	$7,596
For the quarter ended March 27, 2022, the amount of revenue recognized related to the December 26, 2021 liability ending balance was $1.1 million. For the quarter ended March 28, 2021, the amount of revenue recognized related to the December 27, 2020 liability ending balance was $0.6 million. This revenue is related to the recognition of gift card redemptions and upfront franchise fees. For the quarters ended March 27, 2022 and March 28, 2021, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.
(3) Fair Value Measurement
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.
The book value of the long-term debt under the Credit Agreement, subsequently amended most recently as of January 28, 2022 and further discussed in Note 7, is considered to approximate its fair value as of March 27, 2022 as the interest rates are considered in line with current market rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
We assess potential impairments to our long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the quarter ended March 27, 2022, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance, primarily related to the impacts of COVID-19. We performed an impairment analysis related to these shops and recorded an impairment charge of $1.1 million for the quarter ended March 27, 2022. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
(4) Loss Per Share
Basic and diluted loss per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted loss per common share attributable to common stockholders is computed by dividing the loss allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the quarters ended March 27, 2022 and March 28, 2021, we had a loss per share, and therefore potentially dilutive shares were excluded from the calculation.
The following table summarizes the loss per share calculation:

	For the Quarter Ended
	March 27, 2022	March 28, 2021
Net loss attributable to Potbelly Corporation	$(7,913)	$(14,472)
Weighted average common shares outstanding-basic	28,396	25,944
Plus: Effect of potentially dilutive shares	—	—
Weighted average common shares outstanding-diluted	28,396	25,944
Loss per share available to common stockholders-basic	$(0.28)	$(0.56)
Loss per share available to common stockholders-diluted	$(0.28)	$(0.56)
Potentially dilutive shares that are considered anti-dilutive:
Shares	1,735	2,544
(5) Income Taxes
The interim tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that occur during the quarter. We regularly assess the need for a valuation allowance related to our deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019, resulting in a non-cash charge to income tax expense of $13.6 million. We continue to maintain a valuation allowance against all of our deferred tax assets as of March 27, 2022. We did not provide for an income tax benefit on our pre-tax loss for the quarters ended March 27, 2022 and March 28, 2021. We assess the likelihood of the realization of our deferred tax assets each quarter and the valuation allowance is adjusted accordingly.
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
In fiscal year 2020, as a result of COVID-19, we held discussions with landlords regarding restructuring of our leases in light of various contractual and legal defenses, and we subsequently entered into a total of 350 amendments with our respective landlords through December 26, 2021. The vast majority of these lease amendments were completed during fiscal year 2020, and we are fully complete with COVID-19-related lease amendments as of December 26, 2021.
During the quarter ended March 27, 2022, we terminated one lease. The terminated lease had a month-to-month term and, as a result, we did not incur any lease termination fees or record a gain or loss related to this lease termination for the quarter ended March 27, 2022.

	For the Quarter Ended
	March 27, 2022	March 28, 2021
Leases terminated	1	2
Lease termination fees	—	177
Right-of-use assets derecognized upon lease termination	—	587
Lease liabilities derecognized upon lease termination	—	689
Gain recognized upon lease termination	—	102
Operating lease term and discount rate were as follows:

	For the Quarter Ended
	March 27, 2022	March 28, 2021
Weighted average remaining lease term (years)	7.06	7.65
Weighted average discount rate	8.06%	7.83%
Certain of our operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops. Pass-through charges and payments based on percentage rent are included within variable lease cost.
The components of lease cost were as follows:

		For the Quarter Ended
	Classification	March 27, 2022	March 28, 2021
Operating lease cost	Occupancy and General and administrative expenses	10,305	10,411
Variable lease cost	Occupancy	3,462	3,239
Total lease cost		13,767	13,650
Supplemental disclosures of cash flow information related to leases were as follows:

	For the Quarter Ended
	March 27, 2022	March 28, 2021
Operating cash flows rent paid for operating lease liabilities	10,594	12,914
Operating right-of-use assets obtained in exchange for new operating lease liabilities	3,382	1,718
Reduction in operating right-of-use assets due to lease terminations and modifications	—	3,294

As of March 27, 2022, we had no real estate leases entered into that had not yet commenced.
Maturities of lease liabilities were as follows as of March 27, 2022:

Operating Leases
Remainder of 2022	31,643
2023	38,423
2024	36,430
2025	33,647
2026	29,829
2027	24,546
Thereafter	59,440
Total lease payments	253,958
Less: imputed interest	(63,490)
Present value of lease liabilities	190,468
(7) Debt and Credit Facilities
The components of long-term debt were as follows:

	March 27, 2022	December 26, 2021
Revolving credit facility	$14,300	$9,850
Paycheck Protection Program loan	10,000	10,000
Less: current portion of long-term debt	(2,833)	(2,333)
Total long-term debt	$21,467	$17,517
Revolving credit facility
On August 7, 2019, we entered into a second amended and restated revolving credit facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”). The Credit Agreement amends and restates the revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, we subsequently amended the Credit Agreement during fiscal years 2020 and 2021. The Credit Agreement provides for a revolving credit facility in a maximum principal amount of $25 million.
On January 28, 2022, we entered into Amendment No. 6 (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment, among other things, (i) extended the maturity date under the Credit Agreement from January 31, 2023 to May 31, 2023, (ii) changed the benchmark interest rates under the Credit Agreement for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Sixth Amendment, (iii) increased the interest rate margin by 75 basis points with respect to any CBFR Loan (as defined in the Credit Agreement), (iv) sets the interest rate margin at 600 basis points with respect to any Term Benchmark Loan (as defined in the Credit Agreement), (v) amended certain financial covenant testing levels, and (vi) amended the definition of subsidiary to exclude the Potbelly Employee Relief Fund NFP, an Illinois not-for-profit corporation.
As of March 27, 2022, we had $14.3 million outstanding under the Credit Agreement. As of December 26, 2021, we had $9.9 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.
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
We have recorded the amount of the Loan as long-term debt (current and non-current) in our condensed consolidated balance sheet and the related interest has been recorded to interest expense in our condensed consolidated statement of operations.
(8) Restructuring
On November 3, 2020, as part of our COVID-related cost reduction efforts and to better align our general and administrative expenses with future strategy, we made the determination to reorganize and restructure our corporate team. The restructuring plan implemented resulted in general and administrative expense savings in 2021 and 2022. This was accomplished through corporate expense optimization, consolidating our shop support services, and through other expense and staff reductions. As a result, we reduced corporate employment levels by approximately 35 employees in the fourth quarter of 2020. We substantially completed our planned restructuring actions during 2020, but we will continue to evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of our ongoing strategy.
As of March 27, 2022, we have fully paid our remaining obligations as a result of the restructuring plan implemented in the fourth quarter of 2020.

Total
(Thousands)
Balance as of December 26, 2021	$122
Charges incurred	—
Payments made	(122)
Balance at March 27, 2022	$—
(9) Capital Stock
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter ended March 27, 2022, we did not repurchase any shares of our common stock under the stock repurchase program. In light of the COVID-19 pandemic, we do not have plans to repurchase any common stock under our stock repurchase program at this time.
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
On November 3, 2021, we entered into a certain Equity Sales Agreement (the “Sales Agreement”) with William Blair & Company, L.L.C., as agent (“William Blair”) pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the “Shares”), from time to time, in our sole discretion, through an “at the market” equity offering program under which William Blair will act as sales agent. As of March 27, 2022, we have not sold any shares under the sales agreement.

(10) Stock-Based Compensation
Stock options
We have awarded stock options to certain employees including the senior leadership team. The number of shares and exercise price of each option is determined by a committee designated by our Board of Directors. The options granted are generally exercisable over a 10-year period from the date of the grant. Options outstanding expire on various dates through the year 2028. The range of exercise prices for the options outstanding as of March 27, 2022 is $9.47 and $20.53 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.
A summary of stock option activity is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 26, 2021	538	$12.03	$—	2.35
Granted	—	—
Exercised	—	—
Canceled	(11)	8.16
Outstanding—March 27, 2022	527	12.11	$—	2.14
Exercisable—March 27, 2022	527	$12.11	$—	2.14
Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the quarter ended March 27, 2022, we recognized stock-based compensation expense related to stock options of less than $0.1 million. For the quarter ended March 28, 2021, we recognized stock-based compensation expense related to stock options of $0.1 million. As of March 27, 2022, we do not have unrecognized stock-based compensation expense related to stock options. We record stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.
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
A summary of RSU activity is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 26, 2021	1,151	$4.87
Granted	—	—
Vested	(130)	6.06
Canceled	—	—
Non-vested as of March 27, 2022	1,021	$4.87
For the quarter ended March 27, 2022, we recognized stock-based compensation expense related to RSUs of $0.6 million. For the quarter ended March 28, 2021, we recognized stock-based compensation expense related to RSUs of

$0.1 million. As of March 27, 2022, unrecognized stock-based compensation expense for RSUs was $4.1 million, which will be recognized through fiscal year 2024.
Performance stock units
We award performance share units (“PSUs”) to certain of our employees. The PSUs have certain vesting conditions based upon our stock price and relative stock performance.
Because these PSUs are subject to service and market vesting conditions, we determine the fair market value of each grant using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the quarter ended March 27, 2022, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.1 million.
A summary of activity for PSUs with market vesting conditions for the quarter ended March 27, 2022 is as follows:

PSUs	Number of PSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 26, 2021	130	8.43
Granted	—	—
Vested	—	—
Canceled	—	—
Non-vested as of March 27, 2022	130	8.43
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
Many of the food products we purchase are subject to changes in the price and availability of food commodities, including, among other things, beef, poultry, grains, dairy and produce. We work with our suppliers and use a mix of forward pricing protocols for certain items including agreements with our supplier on fixed prices for deliveries at a time in the future and agreements on a fixed price with our suppliers for the duration of those protocols. We also utilize formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. Our use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less). Such contracts are used in the normal purchases of our food products and not for speculative purposes, and as such are not required to be evaluated as derivative instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to our future financial position and results of operations, our ability to grow our brand in new and existing markets, and the implementation and results of strategic initiatives, including our “Traffic-Driven Profitability” 5-pillar strategic plan. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “strives,” “goal,” “estimates,” “forecasts,” “projects” or “anticipates” and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, the potential future impact of COVID-19 on our business and results of operations; compliance with covenants in our credit facility; competition; general economic conditions; our ability to successfully implement our business strategy; the success of our initiatives to increase sales and traffic; changes in commodity, energy and other costs; our ability to attract and retain management and employees; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
•Craveable Quality Food at a Great Value
•People Creating Good Vibes
•Customer Experiences that Drive Traffic Growth
•Digitally Driven Awareness, Connection and Traffic
•Franchise Focused Development
Our shop model is designed to generate, and has generated, strong cash flow, attractive shop-level financial results and high returns on investment. We operate our shops successfully in a wide range of geographic markets, population densities and real estate settings. We aim to generate average shop-level profit margins, a non-GAAP measure, that range from the mid to high teens. Our ability to achieve such margins and returns depends on a number of factors. For example, we face increasing labor and commodity costs, which we have partially offset by increasing menu prices. Although there is no guarantee that we will be able to maintain these returns, we believe our attractive shop economics support our ability to profitably grow our brand in new and existing markets.

The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company- Operated	Franchise- Operated	Total Company
Shops as of December 27, 2020	400	46	446
Shops opened	—	—	—
Shops closed	(1)	(1)	(2)
Shops as of March 28, 2021	399	45	444

Shops as of December 26, 2021	397	46	443
Shops opened	—	—	—
Shops closed	(3)	—	(3)
Shops as of March 27, 2022	394	46	440
Impact of COVID-19 on Our Business
On January 30, 2020, the WHO announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic significantly impacted economic conditions in the United States where all our shops are located during portions of 2020 and 2021. In response to the pandemic, many states and jurisdictions in which we operate issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus, resulting in significant changes to our operations and a sudden and drastic decrease in revenues. While the pandemic continues to have an impact on our business, the distribution of COVID-19 vaccines and lifting of local restrictions has resulted in a gradual improvement to our sales during 2021 and through the first quarter of 2022. Nearly all of our shops have reopened their dining rooms and are no longer subject to operating restrictions and capacity limits related to COVID-19. As of March 27, 2022, 5 of our shops remain temporarily closed. We will continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including mask mandates, hours of operation, and the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction and restaurant operating protocols, which could result in lower in-shop dining revenue or higher operating costs.
Specifically, COVID-19 has affected our financial results and performance as follows:
•Revenue – Many of our shops, specifically those in suburban and urban residential locations are now operating near or above pre-COVID-19 levels. Other shops, especially those in central business districts, are still operating materially below those levels but are continuing to recover. While the majority of our shops have reopened their dining rooms and are operating without mandated restrictions, the pandemic has affected consumer behavior including more significant focus on digital sales. As such, we continue to offer convenient off-premise options for customers. Customers can place off-premise orders through Potbelly.com and the Potbelly app, or through DoorDash, Grubhub, Postmates, Uber Eats and other marketplaces nationwide. We also continue to evaluate our product offerings and service methods to ensure we are aligned with the preferences of our customers as the pandemic evolves.
•Operating Costs – We implemented measures to reduce operating costs and general and administrative expenses in response to the negative impact the pandemic has had on our business. We continually adjust shop-level labor and inventory to align with current levels of demand. At the onset of the pandemic, we implemented a strategy to reduce costs and preserve cash, and we continue to be thoughtful and judicious regarding our operating expenses during the uncertainty of the pandemic. We negotiated rent abatements, rent deferrals, and other modified lease terms with the majority of our shop landlords in order to preserve liquidity and reduce ongoing occupancy costs. Additionally, we announced and executed a corporate restructuring plan during the fourth quarter of 2020 which reduced annual general and administrative expenses in 2021 and 2022. The restructuring plan consisted of corporate expense optimization, consolidation of shop support services, and other expense and staff reductions.
As a result of COVID-19, during the quarter ended March 27, 2022, some of our food and paper suppliers have experienced shortages in labor and transportation resources, which in some cases, has resulted in increased costs of our food and paper, which we expect will continue to a certain extent through the remainder of the year. We have worked closely with our suppliers to ensure availability of products and, to date, there has been minimal disruption to the availability of our products, though it is possible that more significant disruptions could occur if the COVID-19 pandemic and labor and supply chain availability challenges continue to worsen.
In addition, during the quarter ended March 27, 2022, we experienced labor availability challenges in certain shops. We are managing the labor availability impact on these restaurants by selectively raising wages and limiting our hours of operation or closing dining rooms, when necessary. We have also expanded the ability for customers to pay tips on their orders to further increase compensation for our shop employees.
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
Company-Operated Comparable Store Sales
Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable store base to include those shops open for 15 months or longer. As of the quarters ended March 27, 2022 and March 28, 2021, there were 388 and 376 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the comparable store sales calculation, a transaction is defined as an entrée, which includes sandwiches, salads and bowls of soup or mac and cheese.
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
Shop-Level Profit (Loss) Margin
Shop-level profit (loss) margin is defined as net company-operated sandwich shop sales less company-operated sandwich shop operating expenses, excluding depreciation, which consists of food, beverage and packaging costs, labor and related expenses, occupancy expenses, and other operating expenses, as a percentage of net company-operated sandwich shop sales. Other operating expenses include all other shop-level operating costs, excluding depreciation, the major components of which are credit card fees, fees to third-party marketplace partners, marketing and advertising, shop technology and software, supply chain costs, operating supplies, utilities, and repair and maintenance costs. Shop-level profit (loss) margin is not required by, or presented in accordance with U.S. GAAP. Potbelly believes shop-level profit (loss) margin is important in evaluating shop-level productivity, efficiency and performance.
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

Quarter Ended March 27, 2022 Compared to Quarter Ended March 28, 2021
The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands):

	For the Quarter Ended				Increase (Decrease)	Percent Change
	March 27, 2022	% of Revenues	March 28, 2021	% of Revenues
Revenues
Sandwich shop sales, net	$97,431	99.2%	$77,501	99.3%	$19,930	25.7%
Franchise royalties and fees	790	0.8	562	0.7	228	40.6
Total revenues	98,221	100.0	78,063	100.0	20,158	25.8

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	27,308	28.0	21,469	27.7	5,839	27.2
Labor and related expenses	33,253	34.1	28,614	36.9	4,639	16.2
Occupancy expenses	13,845	14.2	13,599	17.5	246	1.8
Other operating expenses	18,105	18.6	14,003	18.1	4,102	29.3

(Percentages stated as a percent of total revenues)
Franchise marketing expenses	120	0.1	43	NM	77	179.1
General and administrative expenses	8,518	8.7	7,172	9.2	1,346	18.8
Depreciation expense	3,136	3.2	4,174	5.3	(1,038)	(24.9)
Impairment, loss on disposal of property and equipment and shop closures	1,319	1.3	3,122	4.0	(1,803)	(57.8)
Total expenses	105,604	107.5	92,196	118.1	13,408	14.5
Loss from operations	(7,383)	(7.5)	(14,133)	(18.1)	6,750	(47.8)

Interest expense, net	327	0.3	288	0.4	39	13.5
Loss before income taxes	(7,710)	(7.8)	(14,421)	(18.5)	6,711	(46.5)
Income tax expense (benefit)	177	0.2	53	0.1	124	NM
Net loss	(7,887)	(8.0)	(14,474)	(18.5)	6,587	(45.5)
Net income (loss) attributable to non-controlling interest	26	NM	(2)	NM	28	NM
Net loss attributable to Potbelly Corporation	$(7,913)	(8.1)%	$(14,472)	(18.5)%	$6,559	(45.3)%

	For the Quarter Ended
Other Key Performance Indicators	March 27, 2022		March 28, 2021		Increase (Decrease)
Comparable store sales	24.4%		(3.1)%		27.5%
Shop-level profit margin	5.0%		(0.2)%		5.2%
Adjusted EBITDA	$(2,279)		$(6,642)		$4,363
_____________________________________
"NM" - Amount is not meaningful

Revenues
Total revenues increased by $20.2 million, or 25.8%, to $98.2 million during the quarter ended March 27, 2022, from $78.1 million during the quarter ended March 28, 2021. This increase was primarily driven by the easing of the government restrictions previously imposed by federal, state and local governments, as a result of the COVID-19 pandemic, as well as the national rollout of our new menu, which increased traffic and average check during the quarter. This resulted in an increase for the quarter of $18.7 million, or 24.4%, in company-operated comparable store sales. The increases in sales during the first quarter of 2022 also included sales of $1.7 million of shops that were temporarily closed in 2021 that have since re-opened. These increases were partially offset by a decrease in sales of $0.4 million due to shops that have permanently closed during the last year. Additionally, revenue from franchise royalties and fees increased by $0.2 million, or 40.6%.
Food, beverage, and packaging costs
Food, beverage, and packaging costs increased by $5.8 million, or 27.2%, to $27.3 million during the quarter ended March 27, 2022, from $21.5 million during the quarter ended March 28, 2021. This increase was primarily driven by an increase in shop sales volume and increased costs of our food and paper as a result of some of our suppliers experiencing shortages in labor and transportation resources. As a percentage of sandwich shop sales, food, beverage, and packaging costs increased to 28.0% during the quarter ended March 27, 2022, from 27.7% during the quarter ended March 28, 2021, primarily driven by commodity inflation partially offset by increased menu prices.
Labor and Related Expenses
Labor and related expenses increased by $4.6 million, or 16.2%, to $33.3 million during the quarter ended March 27, 2022, from $28.6 million for the quarter ended March 28, 2021, primarily driven by an increase in shop sales volumes and higher shop labor wage rates as a result of labor availability challenges in certain restaurants. As a percentage of sandwich shop sales, labor and related expenses decreased to 34.1% during the quarter ended March 27, 2022, from 36.9% for the quarter ended March 28, 2021, primarily driven by sales leverage in certain labor related costs not directly variable with sales.
Occupancy Expenses
Occupancy expenses increased by $0.2 million, or 1.8%, to $13.8 million during the quarter ended March 27, 2022, from $13.6 million during the quarter ended March 28, 2021, primarily due to an increase in variable lease expenses. As a percentage of sandwich shop sales, occupancy expenses decreased to 14.2% for the quarter ended March 27, 2022, from 17.5% for the quarter ended March 28, 2021, primarily due to increased sales leverage in certain occupancy related costs which are not variable with sales, as well as the impact of lease concessions and restructurings over the last year.
Other Operating Expenses
Other operating expenses increased by $4.1 million, or 29.3%, to $18.1 million during the quarter ended March 27, 2022, from $14.0 million during the quarter ended March 28, 2021. The increase was primarily related to an increase in certain items variable with sales, including fees to third-party delivery partners, and increased marketing and advertising expenses allocated from the Brand Fund to company-operated shops. Marketing and advertising expenses included in other operating expenses were $1.9 million and $0.7 million as of the quarter ended March 27, 2022 and the quarter ended March 28, 2021, respectively. As a percentage of sandwich shop sales, other operating expenses increased to 18.6% for the quarter ended March 27, 2022, from 18.1% for the quarter ended March 28, 2021, primarily driven by increased marketing and advertising expenses as noted above, partially offset by sales leverage in operating expense items that are not directly variable with sales.
Franchise marketing expenses
Franchise marketing expenses increased by $77 thousand to $120 thousand during the quarter ended March 27, 2022 compared to $43 thousand during the quarter ended March 28, 2021, driven by increased marketing and advertising expenses allocated from the Brand Fund to franchised shops.
General and Administrative Expenses
General and administrative expenses increased by $1.3 million, or 18.8%, to $8.5 million during the quarter ended March 27, 2022, from $7.2 million during the quarter ended March 28, 2021. This increase was primarily driven by an increase in payroll costs and stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 8.7% for the quarter ended March 27, 2022, from 9.2% for the quarter ended March 28, 2021, primarily driven by increased sales leverage.
Depreciation Expense
Depreciation expense decreased by $1.0 million, or 24.9%, to $3.1 million during quarter ended March 27, 2022, from $4.2 million during the quarter ended March 28, 2021. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. As a percentage of revenues, depreciation was 3.2% during the quarter ended March 27, 2022 and was 5.3% for the quarter ended March 28, 2021.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $1.8 million, or 57.8%, to $1.3 million during the quarter ended March 27, 2022, from $3.1 million during the quarter ended March 28, 2021.
After performing a periodic review of our shops during the quarter ended March 27, 2022, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance, primarily related to the impacts of COVID-19. We performed an impairment analysis related to these shops and recorded an impairment charge of $1.1 million for the quarter ended March 27, 2022. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. During the first quarter of 2021, we amended the lease for our corporate Support Center office in Chicago to relocate to a different office space. As a result of this relocation, the leasehold improvements of the original office space were disposed, resulting in a loss on disposal of $2.5 million.
During the quarter ended March 27, 2022, we did not incur any lease termination fees.
Interest Expense, Net
Net interest expense was $327 thousand during the quarter ended March 27, 2022 compared to $288 thousand during the quarter ended March 28, 2021, as a result of higher debt balances.
Income Tax Expense
We recognized income tax expense of $0.2 million for the quarter ended March 27, 2022 compared to expense of $0.1 million for the quarter ended March 28, 2021.

Non-GAAP Financial Measures
Shop-Level Profit (Loss) Margin
Shop-level profit (loss) margin was 5.0% for the quarter ended March 27, 2022. Shop-level profit (loss) margin is not required by, or presented in accordance with U.S. GAAP. We believe shop-level profit (loss) margin is important in evaluating shop-level productivity, efficiency and performance.

	For the Quarter Ended
	March 27, 2022	March 28, 2021
	($ in thousands)
Income (loss) from operations	$(7,383)	$(14,133)
Less: Franchise royalties and fees	790	562
Franchise marketing expenses	120	43
General and administrative expenses	8,518	7,172
Depreciation expense	3,136	4,174
Impairment, loss on disposal of property and equipment and shop closures	1,319	3,122
Shop-level profit (loss) [Y]	$4,920	$(184)
Total revenues	$98,221	$78,063
Less: Franchise royalties and fees	790	562
Sandwich shop sales, net [X]	$97,431	$77,501
Shop-level profit (loss) margin [Y÷X]	5.0%	(0.2)%
Adjusted EBITDA
Adjusted EBITDA was ($2.3) million for the quarter ended March 27, 2022. Adjusted EBITDA is not required by, or presented in accordance with U.S. GAAP. We believe that adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

	For the Quarter Ended
	March 27, 2022	March 28, 2021
	($ in thousands)
Net income (loss) attributable to Potbelly Corporation	$(7,913)	$(14,472)
Depreciation expense	3,136	4,174
Interest expense	327	288
Income tax expense (benefit)	177	53
EBITDA	$(4,273)	$(9,957)
Impairment, loss on disposal of property and equipment, and shop closures (a)	1,319	3,122
Stock-based compensation	675	193
Adjusted EBITDA	$(2,279)	$(6,642)
______________________________
(a)This adjustment includes costs related to impairment of long-lived assets, loss on disposal of property and equipment and shop closure expenses.

Liquidity and Capital Resources
General
Potbelly's ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents, and our credit facility. In the short term, Potbelly’s primary requirements for liquidity and capital are existing shop capital investments, maintenance, lease obligations, working capital and general corporate needs. Potbelly’s requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, Potbelly is able to sell certain inventory items before we need to pay our suppliers for such items. Company shops do not require significant inventories or receivables.
The COVID-19 pandemic’s impact on our operations and revenues had significantly affected our ability to generate cash from operations in 2020. To preserve financial flexibility, we have utilized our revolving credit facility to fund operations.
We ended the quarter ended March 27, 2022 with a cash balance of $9.5 million and total liquidity (cash plus amounts available under our committed Revolving Credit Facility, which is further described in the section below) of $19.5 million compared to a cash balance of $14.4 million and total liquidity of $28.8 million at the end of the previous quarter. We believe that cash from our operations and borrowings under our revolving credit facility will be able to provide sufficient liquidity for at least the next twelve months (cash plus amounts available under our committed Revolving Credit Facility, which is further described in the section below).
Cash Flows
The following table presents summary cash flow information for the periods indicated (in thousands):

	For the Quarter Ended
	March 27, 2022	March 28, 2021

Net cash provided by (used in):
Operating activities	$(7,739)	$(9,700)
Investing activities	(1,378)	(1,300)
Financing activities	4,257	11,381
Net increase (decrease) in cash	$(4,860)	$381
Operating Activities
Net cash used in operating activities decreased to $7.7 million for the quarter ended March 27, 2022, from cash used in operating activities of $9.7 million for the quarter ended March 28, 2021. The $2.0 million change in operating cash was primarily driven by a decrease in loss from operations compared to the prior year. This was partially offset by the timing of payment for certain accrued liabilities.
Investing Activities
Net cash used in investing activities increased to $1.4 million for the quarter ended March 27, 2022, from $1.3 million for the quarter ended March 28, 2021. The $0.1 million increase was primarily due to an increase in capital expenditures. Capital expenditures consist primarily of ongoing investment in our company-owned shops and investment in digital technology. No new company shop construction is currently planned.
Financing Activities
Net cash provided by financing activities decreased to $4.3 million for the quarter ended March 27, 2022, from $11.4 million for the quarter ended March 28, 2021. The $7.1 million decrease in financing cash was primarily driven by net proceeds gained from the SPA in 2021.
Revolving Credit Facility
On August 7, 2019, we entered into a second amended and restated revolving credit facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”). The Credit Agreement amends and restates the revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, we subsequently amended the Credit Agreement during fiscal years 2020 and 2021. The Credit Agreement provides for a revolving credit facility in a maximum principal amount of $25 million.
On January 28, 2022, we entered into Amendment No. 6 (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment, among other things, (i) extended the maturity date under the Credit Agreement from January 31, 2023 to May 31, 2023, (ii) changed the benchmark interest rates under the Credit Agreement for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Sixth Amendment, (iii) increased the interest rate margin by 75 basis points with respect to any CBFR Loan (as defined in the Credit Agreement), (iv) sets the interest rate margin at 600 basis points with respect to any Term Benchmark Loan (as defined in the Credit Agreement), (v) amended certain financial covenant testing levels, and (vi) amended the definition of subsidiary to exclude the Potbelly Employee Relief Fund NFP, an Illinois not-for-profit corporation.
As of March 27, 2022, we had $14.3 million outstanding under the Credit Agreement. As of December 26, 2021, we had $9.9 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.
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
We have recorded the amount of the Loan as long-term debt (current and non-current) in our condensed consolidated balance sheet March 27, 2022 and the related interest has been recorded to interest expense in our condensed consolidated statement of operations.
Stock Repurchase Program
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter ended March 27, 2022, we did not repurchase any shares of our common stock under the stock repurchase program. In light of the COVID-19 pandemic, we do not have plans to repurchase any common stock under our stock repurchase program at this time.

Equity Offering Program
On November 3, 2021, we entered into a certain Equity Sales Agreement (the “Sales Agreement”) with William Blair & Company, L.L.C., as agent (“William Blair”) pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the “Shares”), from time to time, in our sole discretion, through an “at the market” equity offering program under which William Blair will act as sales agent. As of March 27, 2022, we have not sold any shares under the sales agreement.
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
New and Revised Financial Accounting Standards
See Note 1 to the Consolidated Financial Statements for a description of recently issued Financial Accounting Standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2021. Our exposures to market risk have not changed materially since December 26, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 27, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 27, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 27, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings is provided in Note 11 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2021. There have been no material changes to our Risk Factors as previously reported.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the quarter ended March 27, 2022 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
December 26, 2021 - March 27, 2022	46	$6.04	—	$37,982
Total:	46		—
(1)Represents shares of our common stock surrendered by employees to satisfy withholding obligations resulting from the vesting of equity awards.
(2)On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act or in privately negotiated transactions). No time limit has been set for the completion of the repurchase program and the program may be suspended or discontinued at any time. Due to the COVID-19 pandemic, we do not have plans to repurchase any common stock under our stock repurchase program at this time. See Note 9 for further information regarding our stock repurchase program.
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

POTBELLY CORPORATION

Date: May 5, 2022	By:	/s/ Steven Cirulis
Steven Cirulis
Chief Financial Officer
(Principal Financial Officer)