Form 10-Q
period 2022-06-26
POTBELLY CORP
filed 2022-08-04
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 26, 2022
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
(Nasdaq Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of July 24, 2022, the registrant had 28,701,112 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Potbelly Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value data, unaudited)

	June 26, 2022	December 26, 2021
Assets
Current assets
Cash and cash equivalents	$14,657	$14,353
Accounts receivable, net of allowances of $30 and $27 as of June 26, 2022 and December 26, 2021, respectively	7,410	6,032
Inventories	3,612	3,491
Prepaid expenses and other current assets	3,885	4,178
Total current assets	29,564	28,054

Property and equipment, net	45,545	49,805
Right-of-use assets for operating leases	161,563	166,084
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred expenses, net and other assets	3,470	3,668
Total assets	$245,768	$253,237

Liabilities and equity (deficit)
Current liabilities
Accounts payable	$8,865	$8,140
Accrued expenses	31,918	30,859
Short-term operating lease liabilities	27,704	28,548
Current portion of long-term debt	3,333	2,333
Total current liabilities	71,820	69,880

Long-term debt, net of current portion	18,717	17,517
Long-term operating lease liabilities	162,197	166,291
Other long-term liabilities	1,915	1,966
Total liabilities	254,649	255,654

Commitments and contingencies (Note 11)

Equity (deficit)
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 28,696 and 28,380 shares as of June 26, 2022 and December 26, 2021, respectively	383	380
Warrants	2,566	2,566
Additional paid-in-capital	454,062	452,570
Treasury stock, held at cost, 9,885 and 9,785 shares as of June 26, 2022, and December 26, 2021, respectively	(115,181)	(114,577)
Accumulated deficit	(350,600)	(343,261)
Total stockholders’ equity (deficit)	(8,770)	(2,322)
Non-controlling interest	(111)	(95)
Total equity (deficit)	(8,881)	(2,417)

Total liabilities and equity (deficit)	$245,768	$253,237
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data, unaudited)

	For the Quarter Ended		For the Year to Date Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenues
Sandwich shop sales, net	$114,992	$96,777	$212,423	$174,279
Franchise royalties and fees	960	714	1,750	1,277
Total revenues	115,952	97,491	214,173	175,556

Expenses
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	32,830	26,341	60,138	47,810
Labor and related expenses	36,121	31,961	69,374	60,575
Occupancy expenses	13,805	13,562	27,650	27,160
Other operating expenses	19,128	15,570	37,233	29,574
Franchise marketing expenses	126	76	246	120
General and administrative expenses	8,827	8,674	17,345	15,847
Depreciation expense	3,030	4,553	6,167	8,727
Impairment, loss on disposal of property and equipment and shop closures	1,044	257	2,363	3,379
Total expenses	114,911	100,994	220,516	193,192
Income (loss) from operations	1,041	(3,503)	(6,343)	(17,636)

Interest expense, net	357	185	683	472
Income (loss) before income taxes	684	(3,688)	(7,026)	(18,108)
Income tax expense (benefit)	(24)	160	153	214
Net income (loss)	708	(3,848)	(7,179)	(18,322)
Net income attributable to non-controlling interest	134	33	160	31
Net income (loss) attributable to Potbelly Corporation	$574	$(3,881)	$(7,339)	$(18,353)

Net income (loss) per common share attributable to common stockholders:
Basic	$0.02	$(0.14)	$(0.26)	$(0.68)
Diluted	$0.02	$(0.14)	$(0.26)	$(0.68)
Weighted average shares outstanding:
Basic	28,565	27,978	28,481	26,961
Diluted	29,117	27,978	28,481	26,961

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Equity (Deficit)
(amounts and shares in thousands, unaudited)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity (Deficit)
	Shares	Amount
Balance at December 27, 2020	24,323	339	(113,266)	—	438,174	(319,477)	(275)	$5,495
Net loss	—	—	—	—	—	(14,472)	(2)	(14,474)
Stock-based compensation plans	63	1	—	—	(1)	—	—	—
Issuance of common shares and warrants, net of fees	3,250	32	—	2,566	12,342	—	—	14,940
Contributions from non-controlling interest	—	—	—	—	—	—	136	136
Stock-based compensation expense	—	—	—	—	193	—	—	193
Balance at March 28, 2021	27,636	372	(113,266)	2,566	450,708	(333,949)	(141)	$6,290
Net income (loss)	—	—	—	—	—	(3,881)	33	(3,848)
Stock-based compensation plans	535	6	(685)	—	(6)	—	—	(685)
Proceeds from exercise of stock options	—	—	—	—	219	—	—	219
Issuance of common shares and warrants, net of fees	—	—	—	—	(101)	—	—	(101)
Stock-based compensation expense	—	—	—	—	655	—	—	655
Balance at June 27, 2021	28,171	$378	$(113,951)	$2,566	$451,475	$(337,830)	$(108)	$2,530

Balance at December 26, 2021	28,380	$380	$(114,577)	$2,566	$452,570	$(343,261)	$(95)	$(2,417)
Net income (loss)	—	—	—	—	—	(7,913)	26	(7,887)
Stock-based compensation plans	81	1	(279)	—	—	—	—	(278)
Distributions to non-controlling interest	—	—	—	—	—	—	(120)	(120)
Stock-based compensation expense	—		—	—	675	—	—	675
Balance at March 27, 2022	28,461	381	(114,856)	2,566	453,245	(351,174)	(189)	(10,027)
Net income	—	—	—	—	—	574	134	708
Stock-based compensation plans	235	2	(325)	—	(3)	—	—	(326)
Distributions to non-controlling interest	—	—	—	—	—	—	(56)	(56)
Stock-based compensation expense	—	—	—	—	820	—	—	820
Balance at June 26, 2022	28,696	$383	$(115,181)	$2,566	$454,062	$(350,600)	$(111)	$(8,881)
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in thousands, unaudited)

	For the Year to Date Ended
	June 26, 2022	June 27, 2021
Cash flows from operating activities:
Net loss	$(7,179)	$(18,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,167	8,727
Noncash lease expense	13,020	12,662
Deferred income tax	9	9
Stock-based compensation expense	1,495	848
Asset impairment, loss on disposal of property and equipment and shop closures	2,363	2,826
Other operating activities	139	158
Changes in operating assets and liabilities:
Accounts receivable, net	(1,379)	(2,202)
Inventories	(121)	19
Prepaid expenses and other assets	12	191
Accounts payable	455	2,602
Operating lease liabilities	(14,183)	(17,154)
Accrued expenses and other liabilities	1,180	4,182
Net cash provided by (used in) operating activities:	1,978	(5,454)

Cash flows from investing activities:
Purchases of property and equipment	$(3,115)	$(3,333)
Net cash used in investing activities:	(3,115)	(3,333)

Cash flows from financing activities:
Borrowings under revolving credit facility	$15,000	$15,500
Repayments under revolving credit facility	(12,800)	(21,000)
Payment of debt issuance costs	(76)	(195)
Proceeds from issuance of common shares and warrants, net of fees	—	14,839
Proceeds from exercise of stock options	—	219
Employee taxes on certain stock-based payment arrangements	(507)	—
Contributions from non-controlling interest	—	136
Distributions to non-controlling interest	(176)	—
Net cash provided by financing activities:	1,441	9,499

Net increase in cash and cash equivalents	304	712
Cash and cash equivalents at beginning of period	14,353	11,126
Cash and cash equivalents at end of period	$14,657	$11,838

Supplemental cash flow information:
Income taxes paid	$132	$35
Interest paid	236	398

Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	591	811
Unpaid liability for employee taxes on certain stock-based payment arrangements	97	685
See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)
(1) Organization and Other Matters
Business
Potbelly Corporation (the "Company", "Potbelly", "we", "us" or "our"), through its wholly owned subsidiaries, owns and operates 393 company-owned shops in the United States. Additionally, Potbelly franchisees operate 47 shops in the United States.
Basis of Presentation
The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2021. The unaudited condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly our balance sheet as of June 26, 2022 and December 26, 2021, our statement of operations for the quarter and year to date ended June 26, 2022 and June 27, 2021, the statement of equity for the quarter and year to date ended June 26, 2022 and June 27, 2021, and our statement of cash flows for the year to date ended June 26, 2022 and June 27, 2021 have been included. The condensed consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
Beginning in the first quarter of 2022, we reclassified certain advertising and marketing expenses within the condensed consolidated statement of operations. Refer to discussion of the Potbelly Brand Fund in the paragraphs below. These reclassifications had no impact on our results of operations, financial position, or cash flows.
We do not have any components of other comprehensive income recorded within our consolidated financial statements and therefore, do not separately present a statement of comprehensive income in our condensed consolidated financial statements.
COVID-19
On January 30, 2020, the World Health Organization (the "WHO") announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic significantly impacted economic conditions in the United States where all our shops are located. In response to the pandemic, many states and jurisdictions in which we operate issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus, resulting in significant changes to our operations and a sudden and drastic decrease in revenues. While the pandemic continues to have an impact on our business, the distribution of COVID-19 vaccines and lifting of local restrictions has resulted in a gradual improvement to our sales during 2021 and 2022. Nearly all of our shops, including those in central business districts, have reopened their dining rooms and are no longer subject to operating restrictions and capacity limits related to COVID-19. We will continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including mask mandates, hours of operation, and the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction and restaurant operating protocols, which could result in lower in-shop dining revenue or higher operating costs.
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

Fiscal Year
We use a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2022 and 2021 both consist of 52 weeks. The fiscal quarters ended June 26, 2022 and June 27, 2021 each consisted of 13 weeks. The year to date periods ended June 26, 2022 and June 27, 2021 each consisted of 26 weeks.
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
Beginning in the first quarter of fiscal year 2022, we manage these advertising and marketing expenses through the Brand Fund using the funds contributed by our shops. We manage these funds separately from our general operating expenses, but we are not obligated to maintain the funds in separate accounts or entities. We may spend more or less in any fiscal period than the amounts contributed to the Brand Fund, and we may choose to roll over any unused contributions to the following fiscal period or return them to our shops. Cash held related to the Brand Fund is not considered to be restricted cash as there are no restrictions on the use of the funds.
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
We recognized gift card breakage income of $0.3 million and $0.1 million for the year to date ended June 26, 2022 and June 27, 2021, respectively, which is recorded within net sandwich shop sales in our condensed consolidated statements of operations.
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
For the year to date ended June 26, 2022 revenue recognized from all revenue sources on point in time sales was $213.5 million, and revenue recognized from sales over time was $0.7 million. For the year to date ended June 27, 2021, revenue recognized from all revenue sources on point in time sales was $175.3 million and revenue recognized from sales over time was $0.3 million.
Contract Liabilities
We record current and noncurrent contract liabilities in accrued expenses and other long-term liabilities, respectively, for initial franchise fees, gift cards, and loyalty programs. We have no other contract liabilities or contract assets recorded.
The opening and closing balances of our current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 26, 2021	$6,533	$1,428
Ending balance as of June 26, 2022	6,217	1,354
Increase (decrease) in contract liability	$(316)	$(74)

The aggregate value of remaining performance obligations on outstanding contracts was $7.6 million as of June 26, 2022. We expect to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2022	$5,231
2023	477
2024	351
2025	349
2026	154
Thereafter	1,009
Total revenue recognized	$7,571
For the quarter and year to date ended June 26, 2022, the amount of revenue recognized related to the December 26, 2021 liability ending balance was $0.7 million and $1.8 million, respectively. For quarter and year to date ended June 27, 2021, the amount of revenue recognized related to the December 27, 2020 liability ending balance was $0.3 million and $0.9 million, respectively. This revenue is related to the recognition of gift card redemptions and upfront franchise fees. For the year to date ended June 26, 2022 and June 27, 2021, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.
(3) Fair Value Measurement
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.
The book value of the long-term debt under the Credit Agreement, subsequently amended most recently as of May 31, 2022 and further discussed in Note 7, is considered to approximate its fair value as of June 26, 2022 as the interest rates are considered in line with current market rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
We assess potential impairments to our long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the quarter and year to date ended June 26, 2022, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance, primarily related to the impacts of COVID-19. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.9 million and $2.0 million for the quarter and year to date ended June 26, 2022. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
(4) Earnings (Loss) Per Share
Basic and diluted income (loss) per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share attributable to common stockholders is computed by dividing the loss allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the year to date ended June 26, 2022 and the quarter and year to date ended June 27, 2021, we had a loss per share, and therefore potentially dilutive shares were excluded from the calculation.
The following table summarizes the loss per share calculation:

	For the Quarter Ended		For the Year to Date Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net income (loss) attributable to Potbelly Corporation	$574	$(3,881)	$(7,339)	$(18,353)
Weighted average common shares outstanding-basic	28,565	27,978	28,481	26,961
Plus: Effect of potentially dilutive stock-based compensation awards	451	—	—	—
Plus: Effect of potential warrant exercise	101	—	—	—
Weighted average common shares outstanding-diluted	29,117	27,978	28,481	26,961
Income (loss) per share available to common stockholders-basic	$0.02	$(0.14)	$(0.26)	$(0.68)
Income (loss) per share available to common stockholders-diluted	$0.02	$(0.14)	$(0.26)	$(0.68)
Potentially dilutive shares that are considered anti-dilutive:
Shares	637	2,002	1,906	2,048
(5) Income Taxes
The interim tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that occur during the quarter. We regularly assess the need for a valuation allowance related to our deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019, resulting in a non-cash charge to income tax expense of $13.6 million. We continue to maintain a valuation allowance against all of our deferred tax assets as of June 26, 2022. We did not provide for an income tax benefit on our pre-tax income income (loss) for the quarter and year to date ended June 26, 2022 and June 27, 2021. We assess the likelihood of the realization of our deferred tax assets each quarter and the valuation allowance is adjusted accordingly.
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
In fiscal year 2020, as a result of COVID-19, we held discussions with landlords regarding restructuring of our leases in light of various contractual and legal defenses, and we subsequently entered into a total of 350 amendments with our respective landlords through December 26, 2021. The vast majority of these lease amendments were completed during fiscal year 2020, and we fully completed the COVID-19-related lease amendments as of December 26, 2021.
We did not terminate any leases during the quarter ended June 26, 2022. During the year to date ended, we terminated 1 lease. The terminated lease had a month-to-month term and, as a result, we did not incur lease termination fees and we did not record a gain or loss for the year to date ended June 26, 2022. We also did not derecognize any ROU assets or lease liabilities related to this lease termination.
Operating lease term and discount rate were as follows:

	June 26, 2022	June 27, 2021
Weighted average remaining lease term (years)	6.89	7.50
Weighted average discount rate	8.11%	7.90%
Certain of our operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops. Pass-through charges and payments based on percentage rent are included within variable lease cost.
The components of lease cost were as follows:

		For the Quarter Ended		For the Year to Date Ended
	Classification	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Operating lease cost	Occupancy and General and administrative expenses	10,092	10,296	20,397	20,707
Variable lease cost	Occupancy	3,796	3,236	7,258	6,475
Total lease cost		13,888	13,532	27,655	27,182
Supplemental disclosures of cash flow information related to leases were as follows:

	For the Quarter Ended		For the Year to Date Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Operating cash flows rent paid for operating lease liabilities	10,804	12,137	21,398	25,051
Operating right-of-use assets obtained in exchange for new operating lease liabilities	6,794	2,938	10,176	4,656
Reduction in operating right-of-use assets due to lease terminations and modifications	1,264	846	1,264	4,140
As of June 26, 2022, we had no real estate leases entered into that had not yet commenced.

Maturities of lease liabilities were as follows as of June 26, 2022:

Operating Leases
Remainder of 2022	21,112
2023	40,095
2024	37,905
2025	35,095
2026	31,422
2027	25,884
Thereafter	60,110
Total lease payments	251,623
Less: imputed interest	(61,722)
Present value of lease liabilities	189,901
(7) Debt and Credit Facilities
The components of long-term debt were as follows:

	June 26, 2022	December 26, 2021
Revolving credit facility	$12,050	$9,850
Paycheck Protection Program loan	10,000	10,000
Less: current portion of long-term debt	(3,333)	(2,333)
Total long-term debt	$18,717	$17,517
Revolving credit facility
On August 7, 2019, we entered into a second amended and restated revolving credit facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("JPMorgan"). The Credit Agreement amends and restates the revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, we subsequently amended the Credit Agreement during fiscal years 2020 and 2021. The Credit Agreement provides for a revolving credit facility in a maximum principal amount of $25 million.
On January 28, 2022, we entered into Amendment No. 6 (the "Sixth Amendment") to the Credit Agreement. The Sixth Amendment, among other things, (i) extended the maturity date under the Credit Agreement from January 31, 2023 to May 31, 2023, (ii) changed the benchmark interest rates under the Credit Agreement for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Sixth Amendment, (iii) increased the interest rate margin by 75 basis points with respect to any CBFR Loan (as defined in the Credit Agreement), (iv) sets the interest rate margin at 600 basis points with respect to any Term Benchmark Loan (as defined in the Credit Agreement), (v) amended certain financial covenant testing levels, and (vi) amended the definition of subsidiary to exclude the Potbelly Employee Relief Fund NFP, an Illinois not-for-profit corporation.
On May 31, 2022, we entered into Amendment No. 7 (the "Seventh Amendment") to the Credit Agreement. The Seventh Amendment, among other things (i) extended the maturity date under the Credit Agreement from May 31, 2023 to August 31, 2023 and (ii) amended certain financial covenant testing levels.
As of June 26, 2022, we had $12.1 million outstanding under the Credit Agreement. As of December 26, 2021, we had $9.9 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.
Paycheck Protection Program Loan
On August 10, 2020, PSW, an indirect subsidiary of the Company, entered into a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million (the "Loan"), pursuant to the PPP under the CARES Act.

The Loan was necessary to support our ongoing operations due to the economic uncertainty resulting from the COVID-19 pandemic and lack of access to alternative sources of liquidity.
The Loan is scheduled to mature five years from the date on which PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration ("SBA") under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. We used all of the PPP proceeds toward qualifying expenses and pursued forgiveness of the full Loan amount.
We have recorded the amount of the Loan as long-term debt (current and non-current) in our condensed consolidated balance sheet and the related interest has been recorded to interest expense in our condensed consolidated statement of operations.
On July 12, 2022, we received notification from Harvest Small Business Finance, LLC that the SBA approved our loan forgiveness application for the entire outstanding principal and accrued interest under the Loan equaling $10.2 million, which will be recognized as a gain on extinguishment of debt during the third fiscal quarter.
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
During the first quarter of 2022, we fully paid our remaining obligations as a result of the restructuring plan implemented in the fourth quarter of 2020.

Total
(Thousands)
Balance as of December 26, 2021	$122
Charges incurred	—
Payments made	(122)
Balance at June 26, 2022	$—
(9) Capital Stock
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter and year to date ended June 26, 2022, we did not repurchase any shares of our common stock under the stock repurchase program. We do not have plans to repurchase any common stock under our stock repurchase program at this time.
On February 9, 2021, we closed on a Securities Purchase Agreement (the "SPA") for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are initially exercisable commencing August 13, 2021 through their expiration date of August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method.

On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the "Shares"), from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of June 26, 2022, we have not sold any shares under the Sales Agreement.
(10) Stock-Based Compensation
Stock options
We have awarded stock options to certain employees including the senior leadership team. The number of options and exercise price of each option is determined by a committee designated by our Board of Directors. The options granted are generally exercisable over a 10-year period from the date of the grant. Outstanding options expire on various dates through the year 2028. The range of exercise prices for the outstanding options as of June 26, 2022 is $9.47 and $20.53 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.
A summary of stock option activity is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 26, 2021	538	$12.03	$—	2.35
Granted	—	—
Exercised	—	—
Canceled	(11)	8.16
Outstanding—June 26, 2022	527	12.11	$—	2.05
Exercisable—June 26, 2022	527	$12.11	$—	2.05
Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. We did not recognize stock-based compensation expense related to stock options for the quarter ended June 26, 2022. For the year to date ended June 26, 2022, we recognized stock-based compensation expense related to stock options of less than $0.1 million. For the quarter and year to date ended June 27, 2021, we recognized stock-based compensation expense related to stock options of $0.1 million. As of June 26, 2022, we do not have unrecognized stock-based compensation expense related to stock options. We record stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.
Restricted stock units
We award restricted stock units ("RSUs") to certain employees and certain non-employee members of our Board of Directors. Prior to 2021, the Board of Director grants had a vesting schedule of 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. Beginning with the annual grant made in the second quarter of 2021, the Board of Director grants fully vest on the first anniversary of the grant date, or upon termination from the Board of Directors for any reason other than for cause, a pro rata portion of the shares vest on the termination date. The employee grants vest in one-third increments over a three-year period.
A summary of RSU activity is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 26, 2021	1,151	$4.87
Granted	506	6.11
Vested	(487)	5.87
Canceled	—	—
Non-vested as of June 26, 2022	1,170	$4.34
For the quarter and year to date ended June 26, 2022, we recognized stock-based compensation expense related to RSUs of $0.7 million and $1.3 million, respectively. For the quarter and year to date ended June 27, 2021, we recognized stock-based compensation expense related to RSUs of $0.3 million and $0.4 million, respectively. As of June 26, 2022, unrecognized stock-based compensation expense for RSUs was $5.9 million, which will be recognized through fiscal year 2024.
Performance stock units
We award performance share units ("PSUs") to certain of our employees. The PSUs have certain vesting conditions based upon our stock price and relative stock performance.
Because these PSUs are subject to service and market vesting conditions, we determine the fair market value of each grant using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the quarter and year to date ended June 26, 2022, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.1 million and $0.2 million, respectively.
A summary of activity for PSUs with market vesting conditions for the year to date ended June 26, 2022 is as follows:

PSUs	Number of PSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 26, 2021	130	8.43
Granted	145	10.15
Vested	—	—
Canceled	—	—
Non-vested as of June 26, 2022	275	9.34
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

(12) Subsequent Events
On July 12, 2022, we received notification from Harvest Small Business Finance, LLC that the SBA approved our loan forgiveness application for the entire outstanding principal and accrued interest under the Loan. See Note 7 for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to our future financial position and results of operations, our ability to grow our brand in new and existing markets, and the implementation and results of strategic initiatives, including our "Traffic-Driven Profitability" 5-pillar strategic plan. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "strives," "goal," "estimates," "forecasts," "projects" or "anticipates" and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, the potential future impact of COVID-19 on our business and results of operations; compliance with covenants in our credit facility; competition; general economic conditions; our ability to successfully implement our business strategy; the success of our initiatives to increase sales and traffic; changes in commodity, energy and other costs; our ability to attract and retain management and employees; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
We strive to be proactive and deliberate in our efforts to drive profitable growth in our existing business. Our "Traffic-Driven Profitability" 5-pillar strategic plan includes a prioritized set of low-cost strategic investments that we believe will deliver strong returns. The 5 pillars are:
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

We are actively executing against our Franchise Growth Acceleration Initiative which includes the goal of refranchising approximately 25% of our company units over the next three years and executing area development agreements with franchisees to develop additional Potbelly shops in specific markets.
The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company- Operated	Franchise- Operated	Total Company
Shops as of December 27, 2020	400	46	446
Shops opened	—	1	1
Shops closed	(2)	(2)	(4)
Shops as of June 27, 2021	398	45	443

Shops as of December 26, 2021	397	46	443
Shops opened	—	1	1
Shops closed	(4)	—	(4)
Shops as of June 26, 2022	393	47	440
Impact of COVID-19 on Our Business
On January 30, 2020, the WHO announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic significantly impacted economic conditions in the United States where all our shops are located during portions of 2020 and 2021. In response to the pandemic, many states and jurisdictions in which we operate issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus, resulting in significant changes to our operations and a sudden and drastic decrease in revenues. While the pandemic continues to have an impact on our business, the distribution of COVID-19 vaccines and lifting of local restrictions has resulted in a gradual improvement to our sales during 2021 and through the first half of 2022. Nearly all of our shops have reopened their dining rooms and are no longer subject to operating restrictions and capacity limits related to COVID-19. We will continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including mask mandates, hours of operation, and the suspension or reduction of in-shop dining if required due to changes in the pandemic response in each jurisdiction and restaurant operating protocols, which could result in lower in-shop dining revenue or higher operating costs.
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
As a result of COVID-19, during the quarter ended June 26, 2022, some of our food and paper suppliers have experienced shortages in labor and transportation resources, which in some cases, has resulted in increased costs of our food and paper, which we expect will continue to a certain extent through the remainder of the year. We have worked closely with our suppliers to ensure availability of products and, to date, there has been minimal disruption to the availability of our products, though it is possible that more significant disruptions could occur if the COVID-19 pandemic and labor and supply chain availability challenges continue to worsen.
In addition, during the quarter ended June 26, 2022, we experienced labor availability challenges in certain shops. We are managing the labor availability impact on these restaurants by selectively raising wages and limiting our hours of operation or closing dining rooms, when necessary. We have also expanded the ability for customers to pay tips on their orders to further increase compensation for our shop employees.
Although we have been able to manage costs relating to compliance with our stringent food safety and quality assurance programs and implementation and maintenance of strict sanitation protocols for our shops, to the extent new requirements or actions are mandated or we deem them advisable, we may incur additional costs to comply with such requirements to take such actions.
We have increased, and plan to continue to increase, menu prices as necessary in order to offset additional costs as a result of a higher inflationary economic environment in the U.S. These price increases may not be sufficient to mitigate additional unexpected higher costs and further increases may negatively impact consumer behavior and purchases.
•Shop Development – We halted capital investment in new company-owned shops, except for shops that were substantially complete, as well as all non-essential capital expenditures. We currently do not have plans to begin construction on any company-owned shops, and we are pursuing shop growth through our franchising initiatives.
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
Company-Operated Comparable Store Sales
Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable store base to include those shops open for 15 months or longer. As of the quarters ended June 26, 2022 and June 27, 2021, there were 379 and 360 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the comparable store sales calculation, a transaction is defined as an entrée, which includes sandwiches, salads and bowls of soup or mac and cheese.
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
Adjusted EBITDA
Potbelly defines adjusted EBITDA as net income before depreciation and amortization, interest expense and provision for income taxes, adjusted for the impact of the following items that we do not consider representative of ongoing operating performance: stock-based compensation expense, impairment and shop closure expenses, and gain or loss on disposal of property and equipment as well as other one-time, non-recurring charges, such as CEO transition costs. Potbelly believes that adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

Quarter Ended June 26, 2022 Compared to Quarter Ended June 27, 2021
The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands):

	For the Quarter Ended				Increase (Decrease)	Percent Change
	June 26, 2022	% of Revenues	June 27, 2021	% of Revenues
Revenues
Sandwich shop sales, net	$114,992	99.2%	$96,777	99.3%	$18,215	18.8%
Franchise royalties and fees	960	0.8	714	0.7	246	34.5
Total revenues	115,952	100.0	97,491	100.0	18,461	18.9

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	32,830	28.5	26,341	27.2	6,489	24.6
Labor and related expenses	36,121	31.4	31,961	33.0	4,160	13.0
Occupancy expenses	13,805	12.0	13,562	14.0	243	1.8
Other operating expenses	19,128	16.6	15,570	16.1	3,558	22.9

(Percentages stated as a percent of total revenues)
Franchise marketing expenses	126	0.1	76	NM	50	65.8
General and administrative expenses	8,827	7.6	8,674	8.9	153	1.8
Depreciation expense	3,030	2.6	4,553	4.7	(1,523)	(33.5)
Impairment, loss on disposal of property and equipment and shop closures	1,044	0.9	257	0.3	787	306.2
Total expenses	114,911	99.1	100,994	103.6	13,917	13.8
Income (loss) from operations	1,041	0.9	(3,503)	(3.6)	4,544	(129.7)

Interest expense, net	357	0.3	185	0.2	172	93.0
Income (loss) before income taxes	684	0.6	(3,688)	(3.8)	4,372	(118.5)
Income tax expense (benefit)	(24)	NM	160	0.2	(184)	(115.0)
Net income (loss)	708	0.6	(3,848)	(3.9)	4,556	(118.4)
Net income attributable to non-controlling interest	134	0.1	33	NM	101	NM
Net income (loss) attributable to Potbelly Corporation	$574	0.5%	$(3,881)	(4.0)%	$4,455	(114.8)%

	For the Quarter Ended
Other Key Performance Indicators	June 26, 2022		June 27, 2021		Increase (Decrease)
Comparable store sales	17.2%		70.0%		(52.8)%
Shop-level profit margin	11.4%		9.7%		1.7%
Adjusted EBITDA	$5,801		$1,929		$3,872
_____________________________________
"NM" - Amount is not meaningful

Revenues
Total revenues increased by $18.5 million, or 18.9%, to $116.0 million during the quarter ended June 26, 2022, from $97.5 million during the quarter ended June 27, 2021. This increase was primarily driven by the sustained recovery of our shops in central business district and airport locations, improved performance of our catering channel, successful marketing programs, and increased prices to offset cost inflation. Company-operated comparable store sales resulted in an increase in revenue of $16.5 million, or 17.2%. The increases in sales during the first quarter of 2022 also included sales of $2.3 million of shops that were temporarily closed in 2021 that have since re-opened. These increases were partially offset by a decrease in sales of $0.5 million due to shops that have permanently closed during the last year. Additionally, revenue from franchise royalties and fees increased by $0.2 million, or 34.5%.
Food, beverage, and packaging costs
Food, beverage, and packaging costs increased by $6.5 million, or 24.6%, to $32.8 million during the quarter ended June 26, 2022, from $26.3 million during the quarter ended June 27, 2021. This increase was primarily driven by an increase in shop sales volume and increased costs of our food and paper as a result of some of our suppliers experiencing shortages in labor and transportation resources. As a percentage of sandwich shop sales, food, beverage, and packaging costs increased to 28.5% during the quarter ended June 26, 2022, from 27.2% during the quarter ended June 27, 2021, primarily driven by commodity inflation partially offset by increased menu prices.
Labor and Related Expenses
Labor and related expenses increased by $4.2 million, or 13.0%, to $36.1 million during the quarter ended June 26, 2022, from $32.0 million for the quarter ended June 27, 2021, primarily driven by an increase in shop sales volumes and higher shop labor wage rates as a result of labor availability challenges in certain restaurants. As a percentage of sandwich shop sales, labor and related expenses decreased to 31.4% during the quarter ended June 26, 2022, from 33.0% for the quarter ended June 27, 2021, primarily driven by sales leverage in certain labor related costs not directly variable with sales.
Occupancy Expenses
Occupancy expenses increased by $0.2 million, or 1.8%, to $13.8 million during the quarter ended June 26, 2022, from $13.6 million during the quarter ended June 27, 2021, primarily due to an increase in variable lease expenses. As a percentage of sandwich shop sales, occupancy expenses decreased to 12.0% for the quarter ended June 26, 2022, from 14.0% for the quarter ended June 27, 2021, primarily due to increased sales leverage in certain occupancy related costs which are not variable with sales, as well as the impact of lease concessions and restructurings over the last year.
Other Operating Expenses
Other operating expenses increased by $3.6 million, or 22.9%, to $19.1 million during the quarter ended June 26, 2022, from $15.6 million during the quarter ended June 27, 2021. The increase was primarily related to an increase in certain items variable with sales, including fees to third-party delivery partners, and increased marketing and advertising spend. Marketing and advertising expenses included in other operating expenses were $1.8 million and $0.9 million as of the quarter ended June 26, 2022 and the quarter ended June 27, 2021, respectively. As a percentage of sandwich shop sales, other operating expenses increased to 16.6% for the quarter ended June 26, 2022, from 16.1% for the quarter ended June 27, 2021, primarily driven by increased marketing and advertising expenses as noted above, partially offset by sales leverage in operating expense items that are not directly variable with sales.
Franchise marketing expenses
Franchise marketing expenses increased by $50 thousand to $126 thousand during the quarter ended June 26, 2022 compared to $76 thousand during the quarter ended June 27, 2021, driven by increased marketing and advertising expenses allocated from the Brand Fund to franchised shops.
General and Administrative Expenses
General and administrative expenses increased by $0.2 million, or 1.8%, to $8.8 million during the quarter ended June 26, 2022, from $8.7 million during the quarter ended June 27, 2021. This increase was primarily driven by an increase in payroll costs and stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 7.6% for the quarter ended June 26, 2022, from 8.9% for the quarter ended June 27, 2021, primarily driven by increased sales leverage.

Depreciation Expense
Depreciation expense decreased by $1.5 million, or 33.5%, to $3.0 million during quarter ended June 26, 2022, from $4.6 million during the quarter ended June 27, 2021. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. As a percentage of revenues, depreciation was 2.6% during the quarter ended June 26, 2022 and was 4.7% for the quarter ended June 27, 2021.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $0.8 million, or 306.2%, to $1.0 million during the quarter ended June 26, 2022, from $0.3 million during the quarter ended June 27, 2021.
After performing a periodic review of our shops during the quarter ended June 26, 2022, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance, primarily related to the impacts of COVID-19. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.9 million for the quarter ended June 26, 2022. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
During the quarter ended June 26, 2022, we did not incur any lease termination fees.
Interest Expense, Net
Net interest expense was $357 thousand during the quarter ended June 26, 2022 compared to $185 thousand during the quarter ended June 27, 2021, as a result of higher debt balances on our revolving credit facility agreement.
Income Tax Expense
We recognized an income tax benefit of $24 thousand for the quarter ended June 26, 2022. We recognized income tax expense of $0.2 million for the quarter ended June 27, 2021.

Year to Date Ended June 26, 2022 Compared to Year to Date Ended June 27, 2021
The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands):

	For the Year to Date Ended					Increase (Decrease)	Percent Change
	June 26, 2022	% of Revenues		June 27, 2021	% of Revenues
Revenues
Sandwich shop sales, net	$212,423	99.2%	%	$174,279	99.3%	$38,144	21.9%
Franchise royalties and fees	$1,750	0.8		$1,277	0.7	473	37.0
Total revenues	214,173	100.0		$175,556	100.0	38,617	22.0

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	60,138	28.3		47,810	27.4	12,328	25.8
Labor and related expenses	69,374	32.7		60,575	34.8	8,799	14.5
Occupancy expenses	27,650	13.0		27,160	15.6	490	1.8
Other operating expenses	37,233	17.5		29,574	17.0	7,659	25.9

(Percentages stated as a percent of total revenues)
Franchise marketing expenses	246	0.1		120	NM	126	105.0
General and administrative expenses	17,345	8.1		15,847	9.0	1,498	9.5
Depreciation expense	6,167	2.9		8,727	5.0	(2,560)	(29.3)
Impairment, loss on disposal of property and equipment and shop closures	2,363	1.1		3,379	1.9	(1,016)	(30.1)
Total expenses	220,516	103.0		193,192	110.0	27,324	14.1
Income (loss) from operations	(6,343)	(3.0)		(17,636)	(10.0)	11,293	(64.0)

Interest expense, net	683	0.3		472	0.3	211	44.7
Income (loss) before income taxes	(7,026)	(3.3)		(18,108)	(10.3)	11,082	(61.2)
Income tax expense (benefit)	153	NM		214	0.1	(61)	(28.5)
Net income (loss)	(7,179)	(3.4)		(18,322)	(10.4)	11,143	(60.8)
Net income attributable to non-controlling interest	160	NM		31	NM	129	416.1
Net income (loss) attributable to Potbelly Corporation	$(7,339)	(3.4)%		$(18,353)	(10.5)%	$11,014	(60.0)%

	For the Year to Date Ended
Other Key Performance Indicators	June 26, 2022			June 27, 2021		Increase (Decrease)
Comparable store sales	20.4%			26.6%		(6.2)%
Shop-level profit margin	8.5%			5.3%		3.2%
Adjusted EBITDA	$3,522			$(4,713)		$8,235
_____________________________________
"NM" - Amount is not meaningful

Revenues
Total revenues increased by $38.6 million, or 22.0%, to $214.2 million during the year to date ended June 26, 2022, from $175.6 million during the year to date ended June 27, 2021. This increase was primarily driven by the sustained recovery of our shops in central business district and airport locations, improved performance of our catering channel, successful marketing programs, and increased prices to offset cost inflation. Company-operated comparable store sales resulted in an increase of $35.3 million, or 20.4% for the year to date ended June 26, 2022. The increases in sales during the first two quarters of 2022 also included sales of $4.0 million of shops that were temporarily closed in 2021 that have since re-opened. These increases were partially offset by a decrease in sales of $0.9 million due to shops that have permanently closed during the last year. Additionally, revenue from franchise royalties and fees increased by $0.5 million, or 37.0%.
Food, beverage, and packaging costs
Food, beverage, and packaging costs increased by $12.3 million, or 25.8%, to $60.1 million during the year to date ended June 26, 2022, from $47.8 million during the year to date ended June 27, 2021. This increase was primarily driven by an increase in shop sales volume and increased costs of our food and paper as a result of some of our suppliers experiencing shortages in labor and transportation resources. As a percentage of sandwich shop sales, food, beverage, and packaging costs increased to 28.3% during the year to date ended June 26, 2022, from 27.4% during the year to date ended June 27, 2021, primarily driven by commodity inflation partially offset by increased menu prices.
Labor and Related Expenses
Labor and related expenses increased by $8.8 million, or 14.5%, to $69.4 million during the year to date ended June 26, 2022, from $60.6 million for the year to date ended June 27, 2021, primarily driven by an increase in shop sales volumes and higher shop labor wage rates as a result of labor availability challenges in certain restaurants. As a percentage of sandwich shop sales, labor and related expenses decreased to 32.7% during the year to date ended June 26, 2022, from 34.8% for the year to date ended June 27, 2021, primarily driven by sales leverage in certain labor related costs not directly variable with sales.
Occupancy Expenses
Occupancy expenses increased by $0.5 million, or 1.8%, to $27.7 million during the year to date ended June 26, 2022, from $27.2 million during the year to date ended June 27, 2021, primarily due to an increase in variable lease expenses. As a percentage of sandwich shop sales, occupancy expenses decreased to 13.0% for the year to date ended June 26, 2022, from 15.6% for the year to date ended June 27, 2021, primarily due to increased sales leverage in certain occupancy related costs which are not variable with sales, as well as the impact of lease concessions and restructurings over the last year.
Other Operating Expenses
Other operating expenses increased by $7.7 million, or 25.9%, to $37.2 million during the year to date ended June 26, 2022, from $29.6 million during the year to date ended June 27, 2021. The increase was primarily related to an increase in certain items variable with sales, including fees to third-party delivery partners, and increased marketing and advertising spend. Marketing and advertising expenses included in other operating expenses were $3.7 million and $1.5 million as of the year to date ended June 26, 2022 and the year to date ended June 27, 2021, respectively. As a percentage of sandwich shop sales, other operating expenses increased to 17.5% for the year to date ended June 26, 2022, from 17.0% for the year to date ended June 27, 2021, primarily driven by increased marketing and advertising expenses as noted above, partially offset by sales leverage in operating expense items that are not directly variable with sales.
Franchise marketing expenses
Franchise marketing expenses increased by $0.1 million to $0.2 million during the year to date ended June 26, 2022 compared to $0.1 million during the year to date ended June 27, 2021, driven by increased marketing and advertising expenses allocated from the Brand Fund to franchised shops.
General and Administrative Expenses
General and administrative expenses increased by $1.5 million, or 9.5%, to $17.3 million during the year to date ended June 26, 2022, from $15.8 million during the year to date ended June 27, 2021. This increase was primarily driven by an increase in payroll costs and stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 8.1% for the year to date ended June 26, 2022, from 9.0% for the year to date ended June 27, 2021, primarily driven by increased sales leverage.
Depreciation Expense
Depreciation expense decreased by $2.6 million, or 29.3%, to $6.2 million during year to date ended June 26, 2022, from $8.7 million during the quarter ended June 27, 2021. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. As a percentage of revenues, depreciation was 2.9% during the year to date ended June 26, 2022 and was 5.0% for the year to date ended June 27, 2021.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $1.0 million, or 30.1%, to $2.4 million during the year to date ended June 26, 2022, from $3.4 million during the year to date ended June 27, 2021.
After performing a periodic review of our shops during the year to date ended June 26, 2022, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance, primarily related to the impacts of COVID-19. We performed an impairment analysis related to these shops and recorded an impairment charge of $2.0 million for the year to date ended June 26, 2022. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. During the first quarter of 2021, we amended the lease for our corporate Support Center office in Chicago to relocate to a different office space. As a result of this relocation, the leasehold improvements of the original office space were disposed, resulting in a loss on disposal of $2.5 million.
During the year to date ended June 26, 2022, we did not incur any lease termination fees.
Interest Expense, Net
Net interest expense was $0.7 million during the year to date ended June 26, 2022 compared to $0.5 million during the year to date ended June 27, 2021, as a result of higher debt balances on our revolving credit facility agreement.
Income Tax Expense
We recognized income tax expense of $0.2 million for the year to date ended June 26, 2022 compared to expense of $0.2 million for the year to date ended June 27, 2021.

Non-GAAP Financial Measures
Shop-Level Profit (Loss) Margin
Shop-level profit (loss) margin was 11.4% and 8.5% for the quarter and year to date ended June 26, 2022. Shop-level profit (loss) margin is not required by, or presented in accordance with U.S. GAAP. We believe shop-level profit (loss) margin is important in evaluating shop-level productivity, efficiency and performance.

	For the Quarter Ended		For the Year to Date Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	($ in thousands)		($ in thousands)
Income (loss) from operations	$1,041	$(3,503)	$(6,343)	$(17,636)
Less: Franchise royalties and fees	960	714	1,750	1,277
Franchise marketing expenses	126	76	246	120
General and administrative expenses	8,827	8,674	17,345	15,847
Depreciation expense	3,030	4,553	6,167	8,727
Impairment, loss on disposal of property and equipment and shop closures	1,044	257	2,363	3,379
Shop-level profit (loss) [Y]	$13,108	$9,343	$18,028	$9,160
Total revenues	$115,952	$97,491	$214,173	$175,556
Less: Franchise royalties and fees	960	714	1,750	1,277
Sandwich shop sales, net [X]	$114,992	$96,777	$212,423	$174,279
Shop-level profit (loss) margin [Y÷X]	11.4%	9.7%	8.5%	5.3%
Adjusted EBITDA
Adjusted EBITDA was $5.8 million and $3.5 million for the quarter and year to date ended June 26, 2022. Adjusted EBITDA is not required by, or presented in accordance with U.S. GAAP. We believe that adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

	For the Quarter Ended		For the Year to Date Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	($ in thousands)		($ in thousands)
Net income (loss) attributable to Potbelly Corporation	$574	$(3,881)	$(7,339)	$(18,353)
Depreciation expense	3,030	4,553	6,167	8,727
Interest expense	357	185	683	472
Income tax expense (benefit)	(24)	160	153	214
EBITDA	$3,937	$1,017	$(336)	$(8,940)
Impairment, loss on disposal of property and equipment, and shop closures (a)	1,044	257	2,363	3,379
Stock-based compensation	820	655	1,495	848
Less: Gain on forgiveness of debt	—	—	—	—
Adjusted EBITDA	$5,801	$1,929	$3,522	$(4,713)
______________________________
(a)This adjustment includes costs related to impairment of long-lived assets, loss on disposal of property and equipment and shop closure expenses.

Liquidity and Capital Resources
General
Potbelly's ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents, and our revolving credit facility. In the short term, Potbelly’s primary requirements for liquidity and capital are existing shop capital investments, maintenance, lease obligations, working capital and general corporate needs. Potbelly’s requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, Potbelly is able to sell certain inventory items before we need to pay our suppliers for such items. Company shops do not require significant inventories or receivables.
The COVID-19 pandemic’s impact on our operations and revenues had significantly affected our ability to generate cash from operations in 2020. To preserve financial flexibility, we have utilized our revolving credit facility to fund operations.
We ended the quarter ended June 26, 2022 with a cash balance of $14.7 million and total liquidity (cash plus amounts available under our committed Revolving Credit Facility, which is further described in the section below) of $26.9 million compared to a cash balance of $9.5 million and total liquidity of $19.5 million at the end of the previous quarter. We believe that cash from our operations and borrowings under our revolving credit facility will be able to provide sufficient liquidity for at least the next twelve months (cash plus amounts available under our committed revolving credit facility, which is further described in the section below).
Cash Flows
The following table presents summary cash flow information for the periods indicated (in thousands):

	For the Year to Date Ended
	June 26, 2022	June 27, 2021

Net cash provided by (used in):
Operating activities	$1,978	(5,454)
Investing activities	(3,115)	(3,333)
Financing activities	1,441	9,499
Net increase (decrease) in cash	$304	$712
Operating Activities
Net cash provided by operating activities increased to $2.0 million for the year to date ended June 26, 2022, from cash used in operating activities of $5.5 million for the year to date ended June 27, 2021. The $7.4 million change in operating cash was primarily driven by a decrease in loss from operations compared to the prior year. This was partially offset by the timing of payment for certain accrued liabilities.
Investing Activities
Net cash used in investing activities decreased to $3.1 million for the year to date ended June 26, 2022, from $3.3 million for the year to date ended June 27, 2021. The $0.2 million decrease was primarily due to an increase in capital expenditures. Capital expenditures consist primarily of ongoing investment in our company-owned shops and investment in digital technology. No new company shop construction is currently planned.
Financing Activities
Net cash provided by financing activities decreased to $1.4 million for the year to date ended June 26, 2022, from $9.5 million for the year to date ended June 27, 2021. The $8.1 million decrease in financing cash was primarily driven by net proceeds from the SPA in 2021.

Revolving Credit Facility
On August 7, 2019, we entered into a second amended and restated revolving credit facility agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("JPMorgan"). The Credit Agreement amends and restates the revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, we subsequently amended the Credit Agreement during fiscal years 2020 and 2021. The Credit Agreement provides for a revolving credit facility in a maximum principal amount of $25 million.
On January 28, 2022, we entered into Amendment No. 6 (the "Sixth Amendment") to the Credit Agreement. The Sixth Amendment, among other things, (i) extended the maturity date under the Credit Agreement from January 31, 2023 to May 31, 2023, (ii) changed the benchmark interest rates under the Credit Agreement for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Sixth Amendment, (iii) increased the interest rate margin by 75 basis points with respect to any CBFR Loan (as defined in the Credit Agreement), (iv) sets the interest rate margin at 600 basis points with respect to any Term Benchmark Loan (as defined in the Credit Agreement), (v) amended certain financial covenant testing levels, and (vi) amended the definition of subsidiary to exclude the Potbelly Employee Relief Fund NFP, an Illinois not-for-profit corporation.
On May 31, 2022, we entered into Amendment No. 7 (the "Seventh Amendment") to the Credit Agreement. The Seventh Amendment, among other things (i) extended the maturity date under the Credit Agreement from May 31, 2023 to August 31, 2023 and (ii) amended certain financial covenant testing levels.
As of June 26, 2022, we had $12.1 million outstanding under the Credit Agreement. As of December 26, 2021, we had $9.9 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.
Paycheck Protection Program Loan
On August 10, 2020, PSW, an indirect subsidiary of the Company, entered into a loan agreement with Harvest Small Business Finance, LLC in the aggregate amount of $10.0 million (the "Loan"), pursuant to the PPP under the CARES Act. The Loan was necessary to support our ongoing operations due to the economic uncertainty resulting from the COVID-19 pandemic and lack of access to alternative sources of liquidity.
The Loan is scheduled to mature five years from the date on which PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration ("SBA") under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. We used all of the PPP proceeds toward qualifying expenses and pursued forgiveness of the full Loan amount.
On July 12, 2022, we received notification from Harvest Small Business Finance, LLC that the SBA approved our loan forgiveness application for the entire outstanding principal and accrued interest under the Loan equaling $10.2 million, which will be recognized as a gain on extinguishment of debt during the third fiscal quarter.

Stock Repurchase Program
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter ended June 26, 2022, we did not repurchase any shares of our common stock under the stock repurchase program. We do not have plans to repurchase any common stock under our stock repurchase program at this time.

Equity Offering Program
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the "Shares"), from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of June 26, 2022, we have not sold any shares under the Sales Agreement.
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
New and Revised Financial Accounting Standards
See Note 1 to the Consolidated Financial Statements for a description of recently issued Financial Accounting Standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 26, 2021. Our exposures to market risk have not changed materially since December 26, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 26, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 26, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings is provided in Note 11 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is contained in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 26, 2021. There have been no material changes to our Risk Factors as previously reported.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the year to date ended June 26, 2022 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
December 26, 2021 - January 23, 2022	3	$5.65	—	$37,982
January 24, 2022 - February 20, 2022	3	$5.54	—	$37,982
February 21, 2022 - March 27, 2022	41	$6.11	—	$37,982
March 28, 2022 - April 24, 2022	6	$6.62	—	$37,982
April 25, 2022 - May 22, 2022	29	$6.42	—	$37,982
May 23, 2022 - June 26, 2022	18	$5.15	—	$37,982
Total number of shares purchased:	100		—
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
10.1
Amendment No. 7 dated May 31, 2022, to the Second Amended and Restated Credit Agreement dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank N.A., as Administrative Agent and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger.

10.2	Notice from the Small Business Administration, dated July 12, 2022, notifying Potbelly Sandwich Works, LLC, of approval for forgiveness of the Payment Protection loan.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POTBELLY CORPORATION

Date: August 4, 2022	By:	/s/ Steven Cirulis
Steven Cirulis
Chief Financial Officer
(Principal Financial Officer)