Form 10-Q
period 2022-09-25
POTBELLY CORP
filed 2022-11-03
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 23, 2022, the registrant had 28,812,262 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Potbelly Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value data, unaudited)

	September 25, 2022	December 26, 2021
Assets
Current assets
Cash and cash equivalents	$9,506	$14,353
Accounts receivable, net of allowances of $32 and $27 as of September 25, 2022 and December 26, 2021, respectively	8,317	6,032
Inventories	3,660	3,491
Prepaid expenses and other current assets	4,225	4,178
Total current assets	25,708	28,054

Property and equipment, net	44,665	49,805
Right-of-use assets for operating leases	162,086	166,084
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred expenses, net and other assets	3,470	3,668
Total assets	$241,555	$253,237

Liabilities and equity (deficit)
Current liabilities
Accounts payable	$10,229	$8,140
Accrued expenses	28,307	30,859
Short-term operating lease liabilities	28,066	28,548
Current portion of long-term debt	—	2,333
Total current liabilities	66,602	69,880

Long-term debt, net of current portion	10,100	17,517
Long-term operating lease liabilities	162,101	166,291
Other long-term liabilities	1,843	1,966
Total liabilities	240,646	255,654

Commitments and contingencies (Note 11)

Equity (deficit)
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 28,791 and 28,380 shares as of September 25, 2022 and December 26, 2021, respectively	384	380
Warrants	2,566	2,566
Additional paid-in-capital	455,012	452,570
Treasury stock, held at cost, 9,924 and 9,785 shares as of September 25, 2022, and December 26, 2021, respectively	(115,331)	(114,577)
Accumulated deficit	(341,571)	(343,261)
Total stockholders’ equity (deficit)	1,060	(2,322)
Non-controlling interest	(151)	(95)
Total equity (deficit)	909	(2,417)

Total liabilities and equity (deficit)	241,555	253,237
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data, unaudited)

	For the Quarter Ended		For the Year to Date Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenues
Sandwich shop sales, net	$116,449	$100,996	$328,873	$275,274
Franchise royalties and fees	1,200	698	2,950	1,974
Total revenues	117,649	101,694	331,823	277,248

Expenses
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	34,814	28,225	94,952	76,035
Labor and related expenses	36,031	33,087	105,405	93,662
Occupancy expenses	13,559	13,437	41,209	40,598
Other operating expenses	19,743	17,466	56,977	47,039
Franchise marketing expenses	115	94	361	213
General and administrative expenses	9,554	7,260	26,899	23,106
Depreciation expense	2,922	3,610	9,089	12,337
Impairment, loss on disposal of property and equipment and shop closures	1,616	1,118	3,980	4,497
Total expenses	118,354	104,297	338,872	297,487
Loss from operations	(705)	(2,603)	(7,049)	(20,239)

Interest expense, net	354	241	1,037	713
Gain on extinguishment of debt	(10,191)	—	(10,191)	—
Income (loss) before income taxes	9,132	(2,844)	2,105	(20,952)
Income tax expense (benefit)	(4)	16	148	230
Net income (loss)	9,136	(2,860)	1,957	(21,182)
Net income attributable to non-controlling interest	107	88	267	119
Net income (loss) attributable to Potbelly Corporation	$9,029	$(2,948)	$1,690	$(21,301)

Net income (loss) per common share attributable to common stockholders:
Basic	$0.31	$(0.10)	$0.06	$(0.78)
Diluted	$0.31	$(0.10)	$0.06	$(0.78)
Weighted average shares outstanding:
Basic	28,726	28,264	28,563	27,395
Diluted	28,867	28,264	28,947	27,395

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Equity (Deficit)
(amounts and shares in thousands, unaudited)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity (Deficit)
	Shares	Amount
Balance at December 27, 2020	24,323	339	(113,266)	—	438,174	(319,477)	(275)	$5,495
Net loss	—	—	—	—	—	(14,472)	(2)	(14,474)
Shares issued under equity compensation plan	63	1	—	—	(1)	—	—	—
Issuance of common shares and warrants, net of fees	3,250	32	—	2,566	12,342	—	—	14,940
Contributions from non-controlling interest	—	—	—	—	—	—	136	136
Stock-based compensation expense	—	—	—	—	193	—	—	193
Balance at March 28, 2021	27,636	372	(113,266)	2,566	450,708	(333,949)	(141)	$6,290
Net income (loss)	—	—	—	—	—	(3,881)	33	(3,848)
Shares issued under equity compensation plan	535	6	(685)	—	(6)	—	—	(685)
Proceeds from exercise of stock options	—	—	—	—	219	—	—	219
Issuance of common shares and warrants, net of fees	—	—	—	—	(101)	—	—	(101)
Stock-based compensation expense	—	—	—	—	655	—	—	655
Balance at June 27, 2021	28,171	$378	$(113,951)	$2,566	$451,475	$(337,830)	$(108)	$2,530
Net income (loss)	—	—	—	—	—	(2,948)	88	(2,860)
Shares issued under equity compensation plan	198	2	(560)	—	(2)	—	—	(560)
Stock-based compensation expense	—	—	—	—	640	—	—	640
Balance at September 26, 2021	28,369	$380	$(114,511)	$2,566	$452,113	$(340,778)	$(20)	$(250)

Balance at December 26, 2021	28,380	$380	$(114,577)	$2,566	$452,570	$(343,261)	$(95)	$(2,417)
Net income (loss)	—	—	—	—	—	(7,913)	26	(7,887)
Shares issued under equity compensation plan	81	1	(279)	—	—	—	—	(278)
Distributions to non-controlling interest	—	—	—	—	—	—	(120)	(120)
Stock-based compensation expense	—		—	—	675	—	—	675
Balance at March 27, 2022	28,461	381	(114,856)	2,566	453,245	(351,174)	(189)	(10,027)
Net income	—	—	—	—	—	574	134	708
Shares issued under equity compensation plan	235	2	(325)	—	(3)	—	—	(326)
Distributions to non-controlling interest	—	—	—	—	—	—	(56)	(56)
Stock-based compensation expense	—	—	—	—	820	—	—	820
Balance at June 26, 2022	28,696	$383	$(115,181)	$2,566	$454,062	$(350,600)	$(111)	$(8,881)
Net income	—	—	—	—	—	9,029	107	9,136
Shares issued under equity compensation plan	95	1	(150)	—	(1)	—	—	(150)
Distributions to non-controlling interest	—	—	—	—	—	—	(147)	(147)
Stock-based compensation expense	—	—	—	—	951	—	—	951
Balance at September 25, 2022	28,791	384	(115,331)	2,566	455,012	(341,571)	(151)	909
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in thousands, unaudited)

	For the Year to Date Ended
	September 25, 2022	September 26, 2021
Cash flows from operating activities:
Net income (loss)	$1,957	$(21,182)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	9,089	12,337
Noncash lease expense	19,511	19,199
Deferred income tax	14	14
Stock-based compensation expense	2,446	1,488
Asset impairment, loss on disposal of property and equipment and shop closures	3,980	3,944
Gain on extinguishment of debt	(10,191)	—
Other operating activities	205	232
Changes in operating assets and liabilities:
Accounts receivable, net	(2,286)	(1,378)
Inventories	(169)	(197)
Prepaid expenses and other assets	(491)	626
Accounts payable	1,352	1,206
Operating lease liabilities	(21,163)	(24,932)
Accrued expenses and other liabilities	(3,236)	1,505
Net cash provided by (used in) operating activities:	1,018	(7,138)

Cash flows from investing activities:
Purchases of property and equipment	$(4,914)	$(7,543)
Net cash used in investing activities:	(4,914)	(7,543)

Cash flows from financing activities:
Borrowings under revolving credit facility	$30,550	$28,000
Repayments under revolving credit facility	(30,300)	(28,486)
Payment of debt issuance costs	(176)	(195)
Proceeds from issuance of common shares and warrants, net of fees	—	14,839
Proceeds from exercise of stock options	—	219
Employee taxes on certain stock-based payment arrangements	(702)	(1,122)
Contributions from non-controlling interest	—	136
Distributions to non-controlling interest	(323)	—
Net cash provided by (used in) financing activities:	(951)	13,391

Net decrease in cash and cash equivalents	(4,847)	(1,290)
Cash and cash equivalents at beginning of period	14,353	11,126
Cash and cash equivalents at end of period	$9,506	$9,836

Supplemental cash flow information:
Income taxes paid	$139	$185
Interest paid	662	482

Supplemental non-cash investing and financing activities:
Gain on extinguishment of debt and accrued interest related to PPP loan	$10,191	$—
Unpaid liability for purchases of property and equipment	573	599
Unpaid liability for employee taxes on certain stock-based payment arrangements	52	124
See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)
(1) Organization and Other Matters
Business
Potbelly Corporation (the "Company", "Potbelly", "we", "us" or "our"), through its wholly owned subsidiaries, owns and operates 388 company-owned shops in the United States. Additionally, Potbelly franchisees operate 46 shops in the United States.
Basis of Presentation
The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2021. The unaudited condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly our balance sheet as of September 25, 2022 and December 26, 2021, our statement of operations for the quarter and year to date ended September 25, 2022 and September 26, 2021, the statement of equity for the quarter and year to date ended September 25, 2022 and September 26, 2021, and our statement of cash flows for the year to date ended September 25, 2022 and September 26, 2021 have been included. The condensed consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
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
COVID-19
On January 30, 2020, the WHO announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic significantly impacted economic conditions in the United States where all our shops are located during portions of 2020 and 2021. The availability of COVID-19 vaccines and lifting of local restrictions has resulted in an improvement to our sales since the beginning of the pandemic. We have returned nearly all of our shops to our pre-pandemic operating hours. To the extent there is a resurgence of COVID-19 cases, we will follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including mask mandates, hours of operation, and the suspension or reduction of in-shop dining, which could result in lower in-shop dining revenue or higher operating costs.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works, LLC (“PSW”); seven of PSW’s wholly owned subsidiaries and PSW’s six joint ventures, collectively, the “Company.” All intercompany balances and transactions have been eliminated in consolidation. For our six consolidated joint ventures, "non-controlling interest" represents the non-controlling partner’s share of the assets, liabilities and operations related to the joint venture investments. Potbelly has ownership interests ranging from 51-80% in these consolidated joint ventures.
Fiscal Year
We use a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2022 and 2021 both consist of 52 weeks. The fiscal quarters ended September 25,

2022 and September 26, 2021 each consisted of 13 weeks. The year to date periods ended September 25, 2022 and September 26, 2021 each consisted of 39 weeks.
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
We recognized gift card breakage income of $0.4 million and $0.1 million for the year to date ended September 25, 2022 and September 26, 2021, respectively, which is recorded within net sandwich shop sales in our condensed consolidated statements of operations.
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
For the year to date ended September 25, 2022 revenue recognized from all revenue sources on point in time sales was $330.6 million, and revenue recognized from sales over time was $1.2 million. For the year to date ended September 26, 2021, revenue recognized from all revenue sources on point in time sales was $276.8 million and revenue recognized from sales over time was $0.4 million.
Contract Liabilities
We record current and noncurrent contract liabilities in accrued expenses and other long-term liabilities, respectively, for initial franchise fees, gift cards, and loyalty programs. We have no other contract liabilities or contract assets recorded.
The opening and closing balances of our current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 26, 2021	$6,533	$1,428
Ending balance as of September 25, 2022	6,146	1,289
Decrease in contract liability	$(387)	$(139)

The aggregate value of remaining performance obligations on outstanding contracts was $7.4 million as of September 25, 2022. We expect to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2022	$4,171
2023	1,382
2024	394
2025	349
2026	155
Thereafter	984
Total revenue recognized	$7,435
For the quarter and year to date ended September 25, 2022, the amount of revenue recognized related to the December 26, 2021 liability ending balance was $0.4 million and $2.2 million, respectively. For quarter and year to date ended September 26, 2021, the amount of revenue recognized related to the December 27, 2020 liability ending balance was $0.2 million and $1.1 million, respectively. This revenue is related to the recognition of gift card redemptions and upfront franchise fees. For the year to date ended September 25, 2022 and September 26, 2021, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.
(3) Fair Value Measurement
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.
The book value of the long-term debt under the Credit Agreement, subsequently amended most recently as of September 23, 2022 and further discussed in Note 7, is considered to approximate its fair value as of September 25, 2022 as the interest rates are considered in line with current market rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
We assess potential impairments to our long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the quarter and year to date ended September 25, 2022, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance, primarily related to the impacts of COVID-19. We performed an impairment analysis related to these shops and recorded an impairment charge of $1.0 million and $3.0 million for the quarter and year to date ended September 25, 2022. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
(4) Earnings (Loss) Per Share
Basic and diluted income (loss) per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share attributable to common stockholders is computed by dividing the income (loss) allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the quarter and year to date ended September 26, 2021, we had a loss per share, and therefore potentially dilutive shares were excluded from the calculation.
The following table summarizes the loss per share calculation:

	For the Quarter Ended		For the Year to Date Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net income (loss) attributable to Potbelly Corporation	$9,029	$(2,948)	$1,690	$(21,301)
Weighted average common shares outstanding-basic	28,726	28,264	28,563	27,395
Plus: Effect of potentially dilutive stock-based compensation awards	141	—	329	—
Plus: Effect of potential warrant exercise	—	—	55	—
Weighted average common shares outstanding-diluted	28,867	28,264	28,947	27,395
Income (loss) per share available to common stockholders-basic	$0.31	$(0.10)	$0.06	$(0.78)
Income (loss) per share available to common stockholders-diluted	$0.31	$(0.10)	$0.06	$(0.78)
Potentially dilutive shares that are considered anti-dilutive:
Shares	2,620	1,888	647	1,994
(5) Income Taxes
The interim tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that occur during the quarter. We regularly assess the need for a valuation allowance related to our deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019, resulting in a non-cash charge to income tax expense of $13.6 million. We continue to maintain a valuation allowance against all of our deferred tax assets as of September 25, 2022. We did not provide for an income tax benefit on our pre-tax income (loss) for the quarter and year to date ended September 25, 2022 and September 26, 2021. We assess the likelihood of the realization of our deferred tax assets each quarter and the valuation allowance is adjusted accordingly.
On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law. We do not expect the IRA to have a material impact to our condensed consolidated financial statements and we will continue to monitor the potential impacts of the IRA to our business.
(6) Leases
We determine if an arrangement is a lease at inception of the arrangement. We lease retail shops and warehouse and office space under operating leases. Our leases generally have terms of ten years and most include options to extend the leases for additional five-year periods. For leases with renewal periods at our option, we determine the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease.
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
During the quarter and year to date ended September 25, 2022, we terminated 1 lease and 2 leases, respectively. We did not incur any lease termination fees related to these leases for the year to date ended September 25, 2022. Upon termination of these leases during the quarter and year to date ended September 25, 2022, we derecognized ROU assets of $0.2 million and lease liabilities of $0.3 million that resulted in a net gain of $0.1 million that is recorded in impairment, loss on disposal of property and equipment and shop closures.
Operating lease term and discount rate were as follows:

	September 25, 2022	September 26, 2021
Weighted average remaining lease term (years)	6.77	7.33
Weighted average discount rate	8.17%	7.93%
Certain of our operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops. Pass-through charges and payments based on percentage rent are included within variable lease cost.
The components of lease cost were as follows:

		For the Quarter Ended		For the Year to Date Ended
	Classification	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Operating lease cost	Occupancy and General and administrative expenses	10,043	10,310	30,440	31,017
Variable lease cost	Occupancy	3,251	3,090	10,509	9,565
Total lease cost		13,294	13,400	40,949	40,582
Supplemental disclosures of cash flow information related to leases were as follows:

	For the Quarter Ended		For the Year to Date Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Operating cash flows rent paid for operating lease liabilities	10,254	11,688	31,179	36,739
Operating right-of-use assets obtained in exchange for new operating lease liabilities	7,361	2,302	17,537	6,958
Reduction in operating right-of-use assets due to lease terminations and modifications	84	—	1,347	4,140
As of September 25, 2022, we had no real estate leases entered into that had not yet commenced.

Maturities of lease liabilities were as follows as of September 25, 2022:

Operating Leases
Remainder of 2022	10,575
2023	41,879
2024	39,269
2025	36,276
2026	32,632
2027	27,139
Thereafter	63,374
Total lease payments	251,144
Less: imputed interest	(60,977)
Present value of lease liabilities	190,167
(7) Debt and Credit Facilities
The components of long-term debt were as follows:

	September 25, 2022	December 26, 2021
Revolving credit facility	$10,100	$9,850
Paycheck Protection Program loan	—	10,000
Less: current portion of long-term debt	—	(2,333)
Total long-term debt	$10,100	$17,517
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
On September 23, 2022, we entered into Amendment No. 8 (the "Eighth Amendment") to the Credit Agreement. The Eighth Amendment, among other things (i) extended the maturity date under the Credit Agreement from August 31, 2023 to December 31, 2023 and (ii) amended certain financial covenant testing levels.
As of September 25, 2022, we had $10.1 million outstanding under the Credit Agreement. As of December 26, 2021, we had $9.9 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.

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
The Loan was scheduled to mature five years from the date on which PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration ("SBA") under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. We used all of the PPP proceeds toward qualifying expenses and pursued forgiveness of the full Loan amount.
On July 12, 2022, we received notification from Harvest Small Business Finance, LLC that the SBA approved our loan forgiveness application for the entire outstanding principal and accrued interest under the Loan equaling $10.2 million, which we recognized as a gain on extinguishment of debt during the third fiscal quarter in our condensed consolidated statement of operations.
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

Total
(Thousands)
Balance as of December 26, 2021	$122
Charges incurred	—
Payments made	(122)
Balance at September 25, 2022	$—
(9) Capital Stock
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter and year to date ended September 25, 2022, we did not repurchase any shares of our common stock under the stock repurchase program. We do not have plans to repurchase any common stock under our stock repurchase program at this time.
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
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the "Shares"), from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of September 25, 2022, we have not sold any shares under the Sales Agreement.
(10) Stock-Based Compensation
Stock options
We have awarded stock options to certain employees including the senior leadership team. The number of options and exercise price of each option is determined by an independent committee designated by our Board of Directors. The options granted are generally exercisable over a 10-year period from the date of the grant. Outstanding options expire on various dates through the year 2028. The range of exercise prices for the outstanding options as of September 25, 2022 is $9.47 and $20.53 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.
A summary of stock option activity is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 26, 2021	538	$12.03	$—	2.35
Granted	—	—
Exercised	—	—
Canceled	(43)	9.14
Outstanding—September 25, 2022	495	12.28	$—	1.71
Exercisable—September 25, 2022	495	$12.28	$—	1.71
Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. We did not recognize stock-based compensation expense related to stock options for the quarter ended September 25, 2022. For the year to date ended September 25, 2022, we recognized stock-based compensation expense related to stock options of less than $0.1 million. For the quarter and year to date ended September 26, 2021, we recognized stock-based compensation expense related to stock options of less than $0.1 million. As of September 25, 2022, we do not have unrecognized stock-based compensation expense related to stock options. We record stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.
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
A summary of RSU activity is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 26, 2021	1,151	$4.87
Granted	497	6.11
Vested	(664)	5.80
Canceled	—	—
Non-vested as of September 25, 2022	984	$4.29
For the quarter and year to date ended September 25, 2022, we recognized stock-based compensation expense related to RSUs of $0.8 million and $2.1 million, respectively. For the quarter and year to date ended September 26, 2021, we recognized stock-based compensation expense related to RSUs of $0.6 million and $1.0 million, respectively. As of September 25, 2022, unrecognized stock-based compensation expense for RSUs was $5.0 million, which will be recognized through fiscal year 2024.
Performance stock units
We award performance share units ("PSUs") to certain of our employees. The PSUs have certain vesting conditions based upon our stock price and relative stock performance.
Because these PSUs are subject to service and market vesting conditions, we determine the fair market value of each grant using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the quarter and year to date ended September 25, 2022, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.2 million and $0.4 million, respectively.
A summary of activity for PSUs with market vesting conditions for the year to date ended September 25, 2022 is as follows:

PSUs	Number of PSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 26, 2021	130	8.43
Granted	145	10.15
Vested	—	—
Canceled	—	—
Non-vested as of September 25, 2022	275	9.34
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to our future financial position and results of operations, our ability to grow our brand in new and existing markets, and the implementation and results of strategic initiatives, including our "Traffic-Driven Profitability" 5-pillar strategic plan. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "strives," "goal," "estimates," "forecasts," "projects" or "anticipates" and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, the potential future impact of COVID-19 on our business and results of operations; compliance with covenants in our credit facility; competition; general economic conditions including any impact from inflation; our ability to successfully implement our business strategy; the success of our initiatives to increase sales and traffic, including the success of our franchising initiatives; changes in commodity, energy, labor and other costs; our ability to attract and retain management and employees and adequately staff our restaurants; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company- Operated	Franchise- Operated	Total Company
Shops as of December 27, 2020	400	46	446
Shops opened	—	3	3
Shops closed	(3)	(3)	(6)
Shops as of September 26, 2021	397	46	443

Shops as of December 26, 2021	397	46	443
Shops opened	—	1	1
Shops closed	(9)	(1)	(10)
Shops as of September 27, 2022	388	46	434
Impact of COVID-19 on Our Business
On January 30, 2020, the WHO announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic significantly impacted economic conditions in the United States where all our shops are located during portions of 2020 and 2021. The availability of COVID-19 vaccines and lifting of local restrictions has resulted in an improvement to our sales since the beginning of the pandemic. We have returned nearly all of our shops to our pre-pandemic operating hours. To the extent there is a resurgence of COVID-19 cases, we will follow guidance from local authorities in determining the appropriate restrictions to put in place for each shop, including mask mandates, hours of operation, and the suspension or reduction of in-shop dining, which could result in lower in-shop dining revenue or higher operating costs.
The situation surrounding the COVID-19 pandemic continues to change and we cannot determine the extent of the pandemic on our operations and financial results. We have and could continue to experience macroeconomic impacts arising from the COVID-19 pandemic, including but not limited to, commodity inflation, disruption in our supply chain, and labor availability challenges at certain shops. We have increased, and plan to continue to increase, menu prices as necessary in order to offset additional costs as a result of a higher inflationary economic environment in the U.S. These price increases may not be sufficient to mitigate additional unexpected higher costs and further increases may negatively impact consumer behavior and purchases. We will continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, franchisees, stakeholders and communities.
Key Performance Indicators
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how the business is performing are comparable store sales, number of company-operated shop openings, shop-level profit margins, and adjusted EBITDA.
Company-Operated Comparable Store Sales
Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable store base to include those shops open for 15 months or longer. As of the quarters ended September 25, 2022 and September 26, 2021, there were 382 and 365 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the comparable store sales calculation, a transaction is defined as an entrée, which includes sandwiches, salads and bowls of soup or mac and cheese.
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

Quarter Ended September 25, 2022 Compared to Quarter Ended September 26, 2021
The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands):

	For the Quarter Ended				Increase (Decrease)	Percent Change
	September 25, 2022	% of Revenues	September 26, 2021	% of Revenues
Revenues
Sandwich shop sales, net	$116,449	99.0%	$100,996	99.3%	$15,453	15.3%
Franchise royalties and fees	1,200	1.0	698	0.7	502	71.9
Total revenues	117,649	100.0	101,694	100.0	15,955	15.7

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	34,814	29.9	28,225	27.9	6,589	23.3
Labor and related expenses	36,031	30.9	33,087	32.8	2,944	8.9
Occupancy expenses	13,559	11.6	13,437	13.3	122	0.9
Other operating expenses	19,743	17.0	17,466	17.3	2,277	13.0

(Percentages stated as a percent of total revenues)
Franchise marketing expenses	115	NM	94	NM	21	22.3
General and administrative expenses	9,554	8.1	7,260	7.1	2,294	31.6
Depreciation expense	2,922	2.5	3,610	3.5	(688)	(19.1)
Impairment, loss on disposal of property and equipment and shop closures	1,616	1.4	1,118	1.1	498	44.5
Total expenses	118,354	100.6	104,297	102.6	14,057	13.5
Loss from operations	(705)	(0.6)	(2,603)	(2.6)	1,898	NM

Interest expense, net	354	0.3	241	0.2	113	46.9
Gain on extinguishment of debt	(10,191)	(8.7)	—	NM	(10,191)	NM
Income (loss) before income taxes	9,132	7.8	(2,844)	(2.8)	11,976	NM
Income tax expense (benefit)	(4)	NM	16	NM	(20)	NM
Net income (loss)	9,136	7.8	(2,860)	(2.8)	11,996	NM
Net income attributable to non-controlling interest	107	NM	88	NM	19	21.6
Net income (loss) attributable to Potbelly Corporation	$9,029	7.7%	$(2,948)	(2.9)%	$11,977	NM	%

	For the Quarter Ended
Other Key Performance Indicators	September 25, 2022		September 26, 2021		Increase (Decrease)
Comparable store sales	15.0%		33.7%		(18.7)%
Shop-level profit margin(1)	10.6%		8.7%		1.9%
Adjusted EBITDA(1)	$4,677		$2,677		$2,000
_____________________________________
(1) - Reconciliation below for Non-GAAP measures
"NM" - Amount is not meaningful

Revenues
Total revenues increased by $16.0 million, or 15.7%, to $117.6 million during the quarter ended September 25, 2022, from $101.7 million during the quarter ended September 26, 2021. This increase was primarily driven by the sustained recovery of our shops in central business district and airport locations, improved performance of our catering channel, successful marketing programs, and increased prices to offset cost inflation. Company-operated comparable store sales resulted in an increase in revenue of $15.2 million, or 15.0%. The increase in revenue also included sales from shops that were temporarily closed in 2021. Additionally, revenue increased due to reductions in sales and promotional discounts during the quarter ended September 25, 2022 in comparison to the quarter ended September 26, 2021. These increases were partially offset by a decrease in sales from shops that have permanently closed during the third quarter of 2022. Additionally, revenue from franchise royalties and fees increased by $0.5 million, or 71.9%.
Food, beverage, and packaging costs
Food, beverage, and packaging costs increased by $6.6 million, or 23.3%, to $34.8 million during the quarter ended September 25, 2022, from $28.2 million during the quarter ended September 26, 2021. This increase was primarily driven by an increase in shop sales volume and increased costs of our food and paper supplies, specifically proteins and bread. As a percentage of sandwich shop sales, food, beverage, and packaging costs increased to 29.9% during the quarter ended September 25, 2022, from 27.9% during the quarter ended September 26, 2021, primarily driven by increased costs as noted above partially offset by increased menu prices.
Labor and Related Expenses
Labor and related expenses increased by $2.9 million, or 8.9%, to $36.0 million during the quarter ended September 25, 2022, from $33.1 million for the quarter ended September 26, 2021, primarily driven by an increase in shop sales volumes and higher shop labor wage rates as a result of labor availability challenges in certain restaurants. As a percentage of sandwich shop sales, labor and related expenses decreased to 30.9% during the quarter ended September 25, 2022, from 32.8% for the quarter ended September 26, 2021, primarily driven by sales leverage in certain labor related costs not directly variable with sales.
Occupancy Expenses
Occupancy expenses increased by $0.1 million, or 0.9%, to $13.6 million during the quarter ended September 25, 2022, from $13.4 million during the quarter ended September 26, 2021, primarily due to an increase in variable lease expenses. As a percentage of sandwich shop sales, occupancy expenses decreased to 11.6% for the quarter ended September 25, 2022, from 13.3% for the quarter ended September 26, 2021, primarily due to increased sales leverage in certain occupancy related costs which are not variable with sales, as well as the impact of lease concessions and restructurings over the last year.
Other Operating Expenses
Other operating expenses increased by $2.3 million, or 13.0%, to $19.7 million during the quarter ended September 25, 2022, from $17.5 million during the quarter ended September 26, 2021. The increase was primarily related to an increase in marketing and advertising spend, utilities and certain items variable with sales, including fees to third-party delivery partners and credit card fees. Marketing and advertising expenses included in other operating expenses were $1.7 million and $1.2 million as of the quarter ended September 25, 2022 and the quarter ended September 26, 2021, respectively. As a percentage of sandwich shop sales, other operating expenses decreased to 17.0% for the quarter ended September 25, 2022, from 17.3% for the quarter ended September 26, 2021, primarily driven by sales leverage in operating expense items that are not directly variable with sales.
Franchise marketing expenses
Franchise marketing expenses increased by $21 thousand to $115 thousand during the quarter ended September 25, 2022 compared to $94 thousand during the quarter ended September 26, 2021, driven by increased marketing and advertising expenses allocated from the Brand Fund to franchised shops.
General and Administrative Expenses
General and administrative expenses increased by $2.3 million, or 31.6%, to $9.6 million during the quarter ended September 25, 2022, from $7.3 million during the quarter ended September 26, 2021. This increase was primarily driven by an increase in payroll costs and bonus accrual expense. As a percentage of revenues, general and administrative expenses increased to 8.1% for the quarter ended September 25, 2022, from 7.1% for the quarter ended September 26, 2021, primarily driven by an increase in certain costs not directly variable with sales.
Depreciation Expense
Depreciation expense decreased by $0.7 million, or 19.1%, to $2.9 million during quarter ended September 25, 2022, from $3.6 million during the quarter ended September 26, 2021. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. As a percentage of revenues, depreciation was 2.5% during the quarter ended September 25, 2022 and was 3.5% for the quarter ended September 26, 2021.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $0.5 million, or 44.5%, to $1.6 million during the quarter ended September 25, 2022, from $1.1 million during the quarter ended September 26, 2021.
After performing a periodic review of our shops during the quarter ended September 25, 2022, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance, primarily related to the impacts of COVID-19. We performed an impairment analysis related to these shops and recorded an impairment charge of $1.0 million for the quarter ended September 25, 2022. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
During the quarter ended September 25, 2022, we did not incur any lease termination fees.
Interest Expense, Net
Net interest expense was $354 thousand during the quarter ended September 25, 2022 compared to $241 thousand during the quarter ended September 26, 2021, as a result of higher interest rates on our revolving credit facility agreement.
Income Tax Expense
We recognized an income tax benefit of $4 thousand for the quarter ended September 25, 2022. We recognized income tax expense of $16 thousand for the quarter ended September 26, 2021.

Year to Date Ended September 25, 2022 Compared to Year to Date Ended September 26, 2021
The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands):

	For the Year to Date Ended					Increase (Decrease)	Percent Change
	September 25, 2022	% of Revenues		September 26, 2021	% of Revenues
Revenues
Sandwich shop sales, net	$328,873	99.1%	%	$275,274	99.3%	$53,599	19.5%
Franchise royalties and fees	$2,950	0.9		$1,974	0.7	976	49.4
Total revenues	331,823	100.0		$277,248	100.0	54,575	19.7

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	94,952	28.9		76,035	27.6	18,917	24.9
Labor and related expenses	105,405	32.1		93,662	34.0	11,743	12.5
Occupancy expenses	41,209	12.5		40,598	14.7	611	1.5
Other operating expenses	56,977	17.3		47,039	17.1	9,938	21.1

(Percentages stated as a percent of total revenues)
Franchise marketing expenses	361	0.1		213	NM	148	69.5
General and administrative expenses	26,899	8.1		23,106	8.3	3,793	16.4
Depreciation expense	9,089	2.7		12,337	4.4	(3,248)	(26.3)
Impairment, loss on disposal of property and equipment and shop closures	3,980	1.2		4,497	1.6	(517)	(11.5)
Total expenses	338,872	102.1		297,487	107.3	41,385	13.9
Loss from operations	(7,049)	(2.1)		(20,239)	(7.3)	13,190	NM

Interest expense, net	1,037	0.3		713	0.3	324	45.4
Gain on extinguishment of debt	(10,191)	(3.1)		—	NM	(10,191)	NM
Income (loss) before income taxes	2,105	0.6		(20,952)	(7.6)	23,057	NM
Income tax expense (benefit)	148	NM		230	NM	(82)	(35.7)
Net income (loss)	1,957	0.6		(21,182)	(7.6)	23,139	NM
Net income attributable to non-controlling interest	267	NM		119	NM	148	124.4
Net income (loss) attributable to Potbelly Corporation	$1,690	0.5%		$(21,301)	(7.7)%	$22,991	NM	%

	For the Year to Date Ended
Other Key Performance Indicators	September 25, 2022			September 26, 2021		Increase (Decrease)
Comparable store sales	18.5%			29.1%		(10.6)%
Shop-level profit margin(1)	9.2%			6.5%		2.7%
Adjusted EBITDA(1)	$8,199			$(2,036)		$10,235
_____________________________________
(1) - Reconciliation below for Non-GAAP measures
"NM" - Amount is not meaningful

Revenues
Total revenues increased by $54.6 million, or 19.7%, to $331.8 million during the year to date ended September 25, 2022, from $277.2 million during the year to date ended September 26, 2021. This increase was primarily driven by the sustained recovery of our shops in central business district and airport locations, improved performance of our catering channel, successful marketing programs, and increased prices to offset cost inflation. Company-operated comparable store sales resulted in an increase of $50.7 million, or 18.5% for the year to date ended September 25, 2022. The increase in revenue also included sales from shops that were temporarily closed in 2021. These increases were partially offset by a decrease in sales from shops that have permanently closed during the last year. Additionally, revenue from franchise royalties and fees increased by $1.0 million, or 49.4%.
Food, beverage, and packaging costs
Food, beverage, and packaging costs increased by $18.9 million, or 24.9%, to $95.0 million during the year to date ended September 25, 2022, from $76.0 million during the year to date ended September 26, 2021. This increase was primarily driven by an increase in shop sales volume and increased costs of our food and paper supplies, partially due to commodity inflation. As a percentage of sandwich shop sales, food, beverage, and packaging costs increased to 28.9% during the year to date ended September 25, 2022, from 27.6% during the year to date ended September 26, 2021, primarily driven by increased costs as noted above partially offset by increased menu prices.
Labor and Related Expenses
Labor and related expenses increased by $11.7 million, or 12.5%, to $105.4 million during the year to date ended September 25, 2022, from $93.7 million for the year to date ended September 26, 2021, primarily driven by an increase in shop sales volumes and higher shop labor wage rates as a result of labor availability challenges in certain restaurants. As a percentage of sandwich shop sales, labor and related expenses decreased to 32.1% during the year to date ended September 25, 2022, from 34.0% for the year to date ended September 26, 2021, primarily driven by sales leverage in certain labor related costs not directly variable with sales.
Occupancy Expenses
Occupancy expenses increased by $0.6 million, or 1.5%, to $41.2 million during the year to date ended September 25, 2022, from $40.6 million during the year to date ended September 26, 2021, primarily due to an increase in variable lease expenses. As a percentage of sandwich shop sales, occupancy expenses decreased to 12.5% for the year to date ended September 25, 2022, from 14.7% for the year to date ended September 26, 2021, primarily due to increased sales leverage in certain occupancy related costs which are not variable with sales, as well as the impact of lease concessions and restructurings over the last year.
Other Operating Expenses
Other operating expenses increased by $9.9 million, or 21.1%, to $57.0 million during the year to date ended September 25, 2022, from $47.0 million during the year to date ended September 26, 2021. The increase was primarily related to an increase in marketing and advertising spend, utilities and certain items variable with sales, including fees to third-party delivery partners and credit card fees. Marketing and advertising expenses included in other operating expenses were $5.4 million and $2.7 million as of the year to date ended September 25, 2022 and the year to date ended September 26, 2021, respectively. As a percentage of sandwich shop sales, other operating expenses increased to 17.3% for the year to date ended September 25, 2022, from 17.1% for the year to date ended September 26, 2021, primarily driven by increased marketing and advertising expenses as noted above, partially offset by sales leverage in operating expense items that are not directly variable with sales.
Franchise marketing expenses
Franchise marketing expenses increased by $0.1 million to $0.4 million during the year to date ended September 25, 2022 compared to $0.2 million during the year to date ended September 26, 2021, driven by increased marketing and advertising expenses allocated from the Brand Fund to franchised shops.
General and Administrative Expenses
General and administrative expenses increased by $3.8 million, or 16.4%, to $26.9 million during the year to date ended September 25, 2022, from $23.1 million during the year to date ended September 26, 2021. This increase was primarily driven by an increase in payroll costs and stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 8.1% for the year to date ended September 25, 2022, from 8.3% for the year to date ended September 26, 2021, primarily driven by increased sales leverage.
Depreciation Expense
Depreciation expense decreased by $3.2 million, or 26.3%, to $9.1 million during year to date ended September 25, 2022, from $12.3 million during the quarter ended June 27, 2021. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. As a percentage of revenues, depreciation was 2.7% during the year to date ended September 25, 2022 and was 4.4% for the year to date ended September 26, 2021.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $0.5 million, or 11.5%, to $4.0 million during the year to date ended September 25, 2022, from $4.5 million during the year to date ended September 26, 2021.
After performing a periodic review of our shops during the year to date ended September 25, 2022, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance, primarily related to the impacts of COVID-19. We performed an impairment analysis related to these shops and recorded an impairment charge of $3.0 million for the year to date ended September 25, 2022. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. During the first quarter of 2021, we amended the lease for our corporate Support Center office in Chicago to relocate to a different office space. As a result of this relocation, the leasehold improvements of the original office space were disposed, resulting in a loss on disposal of $2.5 million.
During the year to date ended September 25, 2022, we did not incur any lease termination fees.
Interest Expense, Net
Net interest expense was $1.0 million during the year to date ended September 25, 2022 compared to $0.7 million during the year to date ended September 26, 2021, as a result of higher interest rates on our revolving credit facility agreement.
Income Tax Expense
We recognized income tax expense of $0.1 million for the year to date ended September 25, 2022 compared to expense of $0.2 million for the year to date ended September 26, 2021.

Non-GAAP Financial Measures
Shop-Level Profit (Loss) Margin
Shop-level profit (loss) margin was 10.6% and 9.2% for the quarter and year to date ended September 25, 2022. Shop-level profit (loss) margin is not required by, or presented in accordance with U.S. GAAP. We believe shop-level profit (loss) margin is important in evaluating shop-level productivity, efficiency and performance.

	For the Quarter Ended		For the Year to Date Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	($ in thousands)		($ in thousands)
Income (loss) from operations	$(705)	$(2,603)	$(7,049)	$(20,239)
Less: Franchise royalties and fees	1,200	698	2,950	1,974
Franchise marketing expenses	115	94	361	213
General and administrative expenses	9,554	7,260	26,899	23,106
Depreciation expense	2,922	3,610	9,089	12,337
Impairment, loss on disposal of property and equipment and shop closures	1,616	1,118	3,980	4,497
Shop-level profit (loss) [Y]	$12,302	$8,781	$30,330	$17,940
Total revenues	$117,649	$101,694	$331,823	$277,248
Less: Franchise royalties and fees	1,200	698	2,950	1,974
Sandwich shop sales, net [X]	$116,449	$100,996	$328,873	$275,274
Shop-level profit (loss) margin [Y÷X]	10.6%	8.7%	9.2%	6.5%
Adjusted EBITDA
Adjusted EBITDA was $4.7 million and $8.2 million for the quarter and year to date ended September 25, 2022. Adjusted EBITDA is not required by, or presented in accordance with U.S. GAAP. We believe that adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

	For the Quarter Ended		For the Year to Date Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	($ in thousands)		($ in thousands)
Net income (loss) attributable to Potbelly Corporation	$9,029	$(2,948)	$1,690	$(21,301)
Depreciation expense	2,922	3,610	9,089	12,337
Interest expense	354	241	1,037	713
Income tax expense (benefit)	(4)	16	148	230
EBITDA	$12,301	$919	$11,964	$(8,021)
Impairment, loss on disposal of property and equipment, and shop closures (a)	1,616	1,118	3,980	4,497
Stock-based compensation	951	640	2,446	1,488
Gain on extinguishment of debt	(10,191)	—	(10,191)	—
Adjusted EBITDA	$4,677	$2,677	$8,199	$(2,036)
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
We ended the quarter ended September 25, 2022 with a cash balance of $9.5 million and total liquidity (cash plus amounts available under our committed Revolving Credit Facility, which is further described in the section below) of $23.7 million compared to a cash balance of $14.7 million and total liquidity of $26.9 million at the end of the previous quarter. We believe that cash from our operations and borrowings under our revolving credit facility will be able to provide sufficient liquidity for at least the next twelve months (cash plus amounts available under our committed revolving credit facility, which is further described in the section below).
Cash Flows
The following table presents summary cash flow information for the periods indicated (in thousands):

	For the Year to Date Ended
	September 25, 2022	September 26, 2021

Net cash provided by (used in):
Operating activities	$1,018	(7,138)
Investing activities	(4,914)	(7,543)
Financing activities	(951)	13,391
Net increase (decrease) in cash	$(4,847)	$(1,290)
Operating Activities
Net cash provided by operating activities increased to $1.0 million for the year to date ended September 25, 2022, from cash used in operating activities of $7.1 million for the year to date ended September 26, 2021. The $8.2 million change in operating cash was primarily driven by an increase in income from operations compared to the prior year. This was partially offset by the timing of payment for certain accrued liabilities.
Investing Activities
Net cash used in investing activities decreased to $4.9 million for the year to date ended September 25, 2022, from $7.5 million for the year to date ended September 26, 2021. The $2.6 million decrease was primarily due to a decrease in capital expenditures. Capital expenditures consist primarily of ongoing investment in our company-owned shops and investment in digital technology. No new company shop construction is currently planned.
Financing Activities
Net cash used in financing activities decreased to $1.0 million for the year to date ended September 25, 2022, from net cash provided by financing activities of $13.4 million for the year to date ended September 26, 2021. The $14.3 million change in financing cash was primarily driven by net proceeds from the SPA in 2021.

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
On September 23, 2022, we entered into Amendment No. 8 (the "Eighth Amendment") to the Credit Agreement. The Eighth Amendment, among other things (i) extended the maturity date under the Credit Agreement from August 31, 2023 to December 31, 2023 and (ii) amended certain financial covenant testing levels.
As of September 25, 2022, we had $10.1 million outstanding under the Credit Agreement. As of December 26, 2021, we had $9.9 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.
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
The Loan was scheduled to mature five years from the date on which PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration ("SBA") under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. We used all of the PPP proceeds toward qualifying expenses and pursued forgiveness of the full Loan amount.
On July 12, 2022, we received notification from Harvest Small Business Finance, LLC that the SBA approved our loan forgiveness application for the entire outstanding principal and accrued interest under the Loan equaling $10.2 million, which we recognized as a gain on extinguishment of debt during the third fiscal quarter in our condensed consolidated statement of operations.

Stock Repurchase Program
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter ended September 25, 2022, we did not repurchase any shares of our common stock under the stock repurchase program. We do not have plans to repurchase any common stock under our stock repurchase program at this time.

Equity Offering Program
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the "Shares"), from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of September 25, 2022, we have not sold any shares under the Sales Agreement.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 25, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 25, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the year to date ended September 25, 2022 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
December 26, 2021 - January 23, 2022	3	$5.65	—	$37,982
January 24, 2022 - February 20, 2022	3	$5.54	—	$37,982
February 21, 2022 - March 27, 2022	41	$6.11	—	$37,982
March 28, 2022 - April 24, 2022	6	$6.62	—	$37,982
April 25, 2022 - May 22, 2022	29	$6.42	—	$37,982
May 23, 2022 - June 26, 2022	18	$5.15	—	$37,982
June 27, 2022 - July 24, 2022	3	$6.35	—	$37,982
July 25, 2022 - August 21, 2022	3	$6.58	—	$37,982
August 22, 2022 - September 25, 2022	22	$5.51	—	$37,982
Total number of shares purchased:	128		—
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
10.1
Amendment No. 8 dated September 23, 2022, to the Second Amended and Restated Credit Agreement dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank N.A., as Administrative Agent and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger.

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

POTBELLY CORPORATION

Date: November 3, 2022	By:	/s/ Steven Cirulis
Steven Cirulis
Chief Financial Officer
(Principal Financial Officer)