Form 10-K
period 2022-12-25
POTBELLY CORP
filed 2023-03-02
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K
___________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 26, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $147.1 million, based on the closing price of the registrant’s common stock on such date as reported on the Nasdaq Global Select Market. For the purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 19, 2023, 28,921,520 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

Potbelly Corporation and Subsidiaries

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
•our ability to identify new franchises and open and operated new shops;
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
•our ability to offset higher labor costs;
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
•the costs associated with complying or meeting environmental, social and governance regulations and stakeholder expectations;
•the impact of climate-related risks on our financial results, leased premises and operations; and
•other factors discussed under “Business” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
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

PART I
ITEM 1.    BUSINESS
The Neighborhood Sandwich Shop
Potbelly Corporation is a sandwich concept that has been feeding customers’ smiles with warm, toasty sandwiches, signature salads, hand-dipped shakes, freshly-baked cookies and other fresh menu items, customized just the way customers want them, for more than 40 years. Potbelly promises Fresh, Fast & Friendly service in a welcoming environment that reflects the local neighborhood. Our employees are trained to engage with our customers in a genuine way to provide a personalized experience. We believe the combination of our great food, people and atmosphere creates a devoted base of Potbelly fans.
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
As of December 25, 2022, we had 429 shops in 31 states and the District of Columbia. Of these, the company operates 384 shops and franchisees operate 45 shops.
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
Our Business Strategy
We strive to be proactive and deliberate in our efforts to drive profitable growth in our existing business. Our “Traffic-Driven Profitability” 5-pillar strategic plan includes a prioritized set of low-cost strategic investments that we believe will continue to deliver strong returns. The 5 pillars are:
•Craveable-Quality Food at a Great Value
•People Creating Good Vibes
•Customer Experiences that Drive Traffic Growth
•Digitally-Driven Awareness, Connection and Traffic
•Franchise-Focused Development
These initiatives include improvements to our overall customer experience, an updated, simplified menu and further enhanced Potbelly Perks rewards program. They also include improvements to drive a better digital customer experience.
Lastly, we are prioritizing low-cost, high-return traffic driving opportunities, as well as numerous initiatives that are focused on expanding shop-level margins. While we cannot provide assurances that we will achieve and maintain these objectives, we consider each of them to be core strategies of our business.

Shop Operations. We believe that continued excellence in shop-level execution is fundamental to our growth and improved performance. To maintain our operational standards, we use a Balanced Scorecard approach to measure People, Customers, Sales and Profits at each of our shops. Hiring the right people and maintaining optimal staffing levels enable us to run efficient operations. We track metrics such as peak hour throughput and customer satisfaction survey results. Shop sales and profitability are benchmarked against prior year periods and budget, and we focus on achieving targets on a shop-by-shop basis. To support our shop operators, we invest in systems and technology that can meaningfully improve shop-level execution. For example, we have applied technology to automate and ensure customer focus. In addition, we are expanding our off-premise business, including catering, delivery and pickup, which we view as additional growth drivers.
Shop Development. Our company-operated shops are successful in diverse markets in 20 states and the District of Columbia. Our shops are also located in multiples types of neighborhoods and formats, including suburban, urban, central business districts, airports and others. We evaluate a number of metrics to assess the optimal sites for our new shops, including neighborhood daytime population, site visibility, traffic and accessibility, along with an on-the-ground qualitative assessment of the characteristics of each unique trade area. This location-specific approach to development allows us to leverage our versatile shop format, which does not have standardized requirements with respect to size, shape or location, to achieve strong returns across a wide range of real estate settings. See “—Site Selection and Expansion—Shop Design” for more information about our shop requirements.
Marketing. We believe that our brand position, “Potbelly is the sandwich shop with the craveable quality and good vibes of a first-class dive” reflects our brand strength and competitive advantage and has broad appeal across a wide range of market types and geographies. We learn from the formal customer feedback we solicit, and from managers and employees who interact with customers in our shops, that many customers in new markets report positive recommendations from friends and family members who live in regions with established Potbelly shops. We believe that our positive brand perception helps drive interest in our shops in both existing and new markets. We enhance this with our social and digital interactions and complement our distinctive in-shop experience with online access, allowing customers to order ahead through both our website and Potbelly app, including catering, delivery or in-shop pick up. Additionally, our Potbelly Perks rewards program unlocks connection and digital promotion capabilities with our most loyal customers.

Franchising. In 2010, we initiated a program to franchise shops in selected markets in the U.S. As of December 25, 2022, we had franchise shops in Arkansas, Florida, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, Mississippi, Nebraska, North Carolina, North Dakota, South Dakota, Tennessee, Texas, Virginia, and Nevada. As we further develop our franchise program, we intend to expand the number of franchise shops at an increasing rate of growth. We focus on franchisees that are compatible with the Potbelly culture that commit to multi-unit growth through our exclusive Shop Development Area Agreements (“SDAAs”). As of December 25, 2022, our franchisees operated 45 shops. See “—Franchising” for more information about our franchise programs. We expect the financial impact of our franchising efforts to continually expand along with the franchise growth itself.
Our Food
Our Menu
Each of our shops offers freshly-made food with high-quality ingredients. Our menu currently includes toasty hot sandwiches, signature salads, soups, chili, sides, desserts and, in our breakfast locations, breakfast sandwiches.
Overall, we believe our menu of high-quality food at reasonable prices offers considerable value to our customers. In fiscal 2022, our system-wide average check per entree was approximately $11.38, up from $9.81 in 2021.

We believe menu innovation is a way for us to grow our business, responding to consumer trends, listening to customer feedback, and understanding customer’s needs. This innovation includes the ongoing development of bundling options, craveable add-ons, and premium protein sandwiches served toasty warm from our ovens, while continuing to encourage customization and personalization by each customer.
Food Preparation and Safety
Food safety is a top priority, and we dedicate substantial resources, including our supply chain and quality assurance teams, to help ensure that our customers enjoy safe, quality food products. We have taken various steps to mitigate food safety and quality risks, including having personnel focused on this goal together with our supply chain team. We consider food safety and quality assurance when selecting our distributors and suppliers. The shops are provided the training, processes and tools to serve safe, consistent, quality food to our customers. Our shops’ practices are validated by third-party food safety reviews, internal safety audits and routine health inspections.
Shop Operations and Management
We believe having an excellent manager in each shop is a critical factor in achieving continuous excellence in operations. Managers hire our associates, help ensure consistent execution of our menu items and strive to achieve specific targets that are evaluated daily, weekly and periodically. We devote significant time and resources to identifying, selecting and training our managers who, along with our employees, provide a positive customer experience to our Potbelly fans. We invest in people, customer & operating systems that help our leaders manage their teams and drive consistency in achieving business targets. Our sales-based commission, profit-sharing bonus program incentivizes all levels of management on continuous improvement.
Potbelly Operations
Our operations are structured around the elements of: People, Customers, Sales and Profits. Our business includes over 35% digital orders through the Potbelly App or website and third-party delivery services providers, along with our in-shop and drive-thru experiences. The highest sales volume daypart is lunch, but other parts of the day are also important to our business. Additionally, we have well balanced sales volume over the seven days of the week. Our labor scheduling systems help ensure the appropriate staffing when needed. For in-shop orders, our employees greet our customers, take their order and dress the sandwiches to order. We have also invested and are expanding new technology with the Potbelly Digital Kitchen ("PDK") that helps streamline digital orders and support high volume shops with in-line order taking tablets to improve throughput and customer satisfaction.
Each shop has a budget and targets that align to the shop bonus programs. Our scorecard system aligns key targets such as sales and profits, staffing, training, turnover and customer experiences to encourage high performance. Our performance metrics are aligned to the quarterly bonus program that rewards top performers and encourages over-delivery against targets. In addition, our District Managers use electronic evaluation systems on our operations. We also leverage third-party companies to provide customer service feedback and conduct food safety assessments to assess and improve the Potbelly experience.
The Potbelly Experience
We seek to deliver a positive experience for every customer at every opportunity through our tasty food, unique atmosphere and outgoing and engaging employees. We staff each shop with experienced teams to ensure consistent and attentive customer service that provide a unique and "Good Vibes" experience. We target employees who are friendly and responsive to the needs of our customers as they assist them in selecting menu items complementing individual preferences. We staff appropriately during peak hours to ensure a fast yet personal Potbelly experience for each customer, with face-to-face interaction from start to finish. We also provide off-premise services, including catering, delivery and order ahead to serve our Potbelly fans.
Human Capital Resources
As of December 25, 2022, we employed over 6,000 persons, of which approximately 100 are corporate personnel, 1,800 are shop management personnel and the remainder are hourly shop personnel. Our franchisees are independent business owners that separately employ personnel in their shops.
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
◦Teamwork: Respect diverse backgrounds and points of view, work together to support the success of the team
◦Accountability: Own it – by meeting commitments, making priorities and expectations clear and providing feedback
◦Positive Energy: Be passionate about our jobs and create a fun, friendly and caring environment
◦Coaching: Increase the competence, confidence and capabilities of others
◦Food Loving: We love great food, made right
◦Integrity: Act with dignity, honesty and respect
Our culture helps us to attract and retain employees and has contributed to our better-than-industry-average turnover rate for the year ended December 25, 2022. Employees are further encouraged to perform at their personal best through an ongoing scorecard measuring system that is tied directly to a pay for performance compensation program. We believe our sustainable process to hire, train and develop our people enables us to deliver a positive customer experience. A typical Potbelly shop consists of one manager and several employees. The number of employees can increase during peak hours or at locations with high-traffic.
Many of our managers live in the neighborhood in which their shop is located. We believe this allows them to get to know their customers, understand the unique character of each neighborhood and form deep roots within the community. The shop manager has primary responsibility for the day-to-day operation of the shop and is required to abide by Potbelly’s operating standards. Our Management Training Program provides new managers with five to nine weeks of training that emphasizes culture, standards, strategy and procedures to prepare them for success, and is followed by on-going, in-shop coaching with their District Manager or Regional Director. Our shop managers report to District Managers who typically report to a Regional Director, and Vice President of Company Operations. We also employ field leaders exclusively dedicated to our franchisees and their shop operations. These all report ultimately to our Chief Operating Officer. In addition, members of senior management visit shops regularly to help ensure that our culture, strategy and quality standards are being adhered to in all aspects of our operations.
Shop managers are responsible for selecting, hiring and training the employees for each new shop. The training period includes on-the-job supervision by an experienced employee. Ongoing employee training remains the responsibility of the shop manager, but, as noted above, we provide specific training for our employees around The Potbelly Advantage each year. Special emphasis is placed on the safety, consistency and quality of food preparation and service, which is monitored through ongoing coaching sessions and meetings with managers. In addition, we have other continuing communications with all of our employees on food safety and preparation standards.
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
Restaurant Portfolio
As of December 25, 2022, we had 429 shops in 31 states and the District of Columbia. Of these, the company operates 384 shops and franchisees operate 45 shops.
In 2022 and 2021, we did not open any new company shops. In 2020, we opened 5 new company-operated shops and expanded Boston, Chicago, and District of Colombia. In the near term we will continue to close underperforming shops and limit our rate of company-operated shop growth. With our focus on franchise shop development, we expect our company shop development will be limited in 2023.
With an average new shop investment of approximately $650,000 and average unit volumes of $1.15 million, which represent the average net sandwich shop sales for all shops on an annual basis (excluding periods when sales were adversely impacted by COVID-19), we strive to generate average shop-level profit margins, a non-GAAP measure, of mid to high teens. However, we cannot provide any assurances that we will achieve and maintain similar profit margins or cash returns in the future.
Site Selection and Expansion
We consider the location of a shop to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential locations. We seek new shop locations based on specific criteria, such as demographic characteristics, daytime population thresholds and traffic patterns, along with the potential visibility of, and accessibility to, the shop. New company shops are built with only one purpose in mind: to generate cash flow that meets or exceeds those modeled in our return targets. Franchisees have similar expectation for their new shop development while the company benefits from the brand expansion and royalty income from those locations. Our strategy is to focus primarily on franchise unit growth and limit our rate of company-operated shop growth.
Shop Design
We strive to create a unique customer experience that delivers a neighborhood feel for each shop. We typically design the interior of our shops in-house, utilizing outside architects when necessary. Our design team sources most furnishings and decorations for our shops. Each of our shops features vintage décor and shared design elements, such as the use of wood, wallpaper motifs and our signature Potbelly stove. Consistent with The Potbelly Advantage, our shops display locally-themed photos and other decorative items inspired by the neighborhood. Our shop size averages approximately 2,400 square feet; however, we currently target shop sizes between 1,800 and 2,200 square feet for new openings. The dining area of a typical shop can seat anywhere from 40 to 60 people. Some of our shops incorporate larger dining areas and outdoor patios. We believe the unique atmosphere creates a lively place where friends and family can get together, encourages repeat visits by our customers and drives increased sales. In addition, we continue to focus on improving our delivery and customer pickup experience.
Construction
Construction of a new shop generally takes approximately 50 to 90 days from the date the location is leased or under contract, fully permitted and the landlord has delivered the space to Potbelly. Each new shop requires a total cash investment of approximately $650,000, but this figure could be materially higher or lower depending on the market, shop size and condition of the premises upon landlord delivery. We generally construct shops in third-party leased retail space but also construct free-standing buildings on leased properties. In the future, we intend to continue converting existing third-party leased retail space or constructing new shops in the majority of circumstances. For additional information regarding our leases, see “—Properties” in Item 2.
Franchising
We look for franchisees who love working with a team and have solid business experience, financial qualifications and personal motivation. Our franchise arrangements grant third parties a license to establish and operate a shop using our systems and our trademarks. The franchisee pays us for the ideas, strategy, marketing, operating system, training, purchasing power and brand recognition. All new U.S. franchisees participate in an eight-week training program consisting of real-life experience in our company-operated shops. Franchised shops must be operated in compliance with our methods, standards and specifications, regarding menu items, ingredients, materials, supplies, services, fixtures, furnishings, décor and signs.
Franchising Terms
The conventional franchise agreement provides for an initial term of ten years with the option to renew. The agreement requires the franchisee to pay a weekly royalty of 6.0% of sales and an upfront initial franchise fee. The franchisee is also required to contribute to the Potbelly Brand Fund, which is used for advertising and marketing activities to promote the Potbelly brand.
In addition to franchise and license agreements, we also enter into development arrangements with certain franchisees. The agreement, which includes a development fee charged to the franchisee, gives exclusive rights to develop shops in a specified geographical area for a certain period of time. The development fee paid is credited towards the initial franchise fee owed for each shop opened under the agreement.

Advertising and Marketing
We believe our shops appeal to a broad base of loyal customers for our great food, diverse menu and fun environment staffed by friendly people. Under our current strategy we have devoted greater marketing resources to promote the Potbelly brand and, among other things, generate awareness of shop locations, promotions and brand differentiation all with the objective of driving traffic growth in our shops.
Advertising
We promote our brand in all markets where we have shops. The use of digital media is the most common advertising vehicle. Additionally, we rely on in-shop materials to communicate and market to our customers.
Digital Marketing
We have increased our use of digital marketing tools, which enable us to reach a significant number of people in a timely and targeted fashion. We believe that our customers will use social media to make dining decisions or to share dining experiences, therefore we advertise on Facebook, Instagram and several other digital media platforms. We also leverage our Potbelly App to communicate with our customers and personalize offers for them. These platforms allow them to transact with us digitally by ordering ahead for pickup or delivery, paying with their phone and earning tasty treats.
Potbelly Perks
We offer a loyalty program for customers called Potbelly Perks that can be accessed at potbelly.com, the Potbelly App and at the point of sale in our shops. The Potbelly Perks member earns 10 points for every dollar spent, and the member will earn a free entrée after earning 1,000 points. Once a member earns a free entrée, that entrée reward will expire after 30 days. Any point in a member’s account that does not go toward earning a full entrée will expire after the member's account has been inactive for a year.
Sourcing and Supply Chain
Our supply chain team sources, negotiates and purchases food supplies for our shops. We believe in using safe, high quality ingredients while maintaining our value position in the marketplace. We benchmark our products against the competition using consumer panels. We contract with Distribution Market Advantage, Inc. ("DMA"), a cooperative of multiple food distributors located throughout the nation. DMA is a broker through which we negotiate and gain access to third-party food distributors and suppliers. For fiscal year 2022, distributors through our DMA arrangement supplied us with more than 85% of our food supplies through six primary distributors: Reinhart FoodService, L.L.C., Ben E. Keith Company, Harbor Foodservice, Shamrock Foods, Gordon Food Service and Nicholas & Co. Our remaining food supplies are distributed by other distributors under separate contracts. Our distributors deliver inventory to our shops approximately two to three times per week.
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
Currently we have pricing arrangements of varying lengths with our distributors and suppliers, including distributors and suppliers of meats, dairy, bread, cookie dough and other products. Meats represent about approximately 30% of our product purchasing composition. In fiscal year 2022, more than 90% of our meat products were sourced from 10 suppliers under non-exclusive contracts. We have a non-exclusive contract with Campagna-Turano Bakery, Inc. for our signature multigrain bread. Campagna-Turano Bakery, Inc. produces bread items in a primary and secondary production facility. We have secondary suppliers in place for many of our significant meats, and we believe we would be able to source our meat and bread requirements from different suppliers if doing so became necessary. However, changes in the price or availability of certain products may affect the profitability of certain items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.
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
Information Technology
Shop-level financial and accounting controls are handled through a point-of-sale and back-office system (“POS”) networked into a centralized data center. The POS system is used to process sales transactions and manage the business, controlling costs such as inventory and labor. We use a point-to-point encrypted payment solution to process credit card transactions. Our company-operated shops report all transaction data into our corporate data warehouse where business information is provided to corporate employees to aid in collaboration, communication, and training between shops and the corporate office. We believe our systems currently comply with all credit card industry security standards for processing of credit and gift cards.
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

The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to food safety and quality, ambience, service, price, value and location. We compete with national, regional and locally owned limited-service restaurants and full-service restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well established in markets in which we have existing shops or intend to locate new shops. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we have shops. Any inability to successfully compete with the restaurants in our markets will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenues and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Further, we face growing competition from the supermarket industry, with the improvement of their “convenient meals” in the deli section, and from limited-service and fast casual restaurants, as a result of higher-quality food and beverage offerings by those restaurants. Meal kit delivery companies and other eat-at-home options also present some degree of competition for our shops. In addition, some of our competitors have in the past implemented programs which provide price discounts on certain menu offerings, and they may continue to do so in the future. If we are unable to continue to compete effectively, our traffic, sales and shop-level profit margins could decline, and our business, financial condition and results of operations would be adversely affected.
Our digital business, which has become an increasingly significant part of our business, is subject to risks.

If we do not continue to grow our digital business, it may be difficult for us to achieve our planned sales growth. We rely on some third-party delivery services to fulfill delivery orders and their ordering and payment platforms, or our mobile app or online ordering system, could be interrupted by technological failures, user errors, cyber-attacks or other factors, which could adversely impact sales through these channels and negatively impact our reputation. Additionally, our delivery partners are responsible for order fulfillment and errors or failures to make timely deliveries could cause guests to stop ordering from us. The third-party restaurant delivery business is intensely competitive, with a number of players competing for market share, online traffic capital, and delivery drivers. If the third-party delivery services that we utilize cease or curtail operations, increase their fees, or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted.

We are subject to risks associated with leasing property subject to long-term non-cancelable leases, and the costs of exiting leases at shops we have closed or may close in the future may be greater than we estimate.

We do not own any real property and all of our company-owned shops are located on leased premises. The leases for our shop locations generally have initial terms of ten years and typically provide for two renewal options in five-year increments as well as for rent escalations. Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If we close a shop, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close shops in desirable locations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Fiscal year 2022 (52 Weeks) Compared to Fiscal year 2021 (52 Weeks)-Revenues” in Item 7.

We may sublease or assign properties and face future liability if subtenants or assignees default or incur contingent liabilities.

For the underperforming shops we have closed, we have negotiated lease termination agreements on terms that are acceptable to us for a majority of them. However, in some cases we may seek to either assign leases and retain contingent liability for rent and other lease obligations or to retain the tenant’s obligations under the lease and sublease the shop premises to a third party. But we may be unable to enter into such arrangements on acceptable terms and even if we do such arrangements may result in our incurring liabilities and expenses in future periods or the rent payments, we receive from subtenants, being less than our rent obligations under the leases. Under these circumstances, we would be responsible for any shortfall.
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
Risks Related to Macroeconomic and Industry Conditions
The COVID-19 pandemic has adversely affected and could continue to adversely affect our business and results of operations.

The COVID-19 pandemic and related federal, state and local government responses to COVID-19 and our responses to the pandemic and such restrictions has and may continue to have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

The full extent to which the COVID-19 pandemic will continue to impact our business, markets, supply chain, customers and workforce will depend on future developments, which are highly uncertain and cannot be predicted. To the extent the pandemic continues to adversely affect our business, results of operations and financial condition, it may also have the effect of exacerbating many of the other risk factors discussed in this Annual Report on Form 10-K or in our Quarterly Reports on Form 10-Q, which could have a material adverse effect on us.
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

We have a limited number of suppliers for our major products, such as bread. In 2022, we purchased almost all of our bread from one supplier, Campagna-Turano Bakery, Inc., and more than 90% of our meat products from ten suppliers. In addition, we contract with a distribution network with a limited number of distribution partners located throughout the nation to provide the majority of our food distribution services in the U.S. Through our arrangement, our food supplies are largely distributed through six primary distributors. Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs. See “Business-Sourcing and Supply Chain” in Item 1.
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

Although none of our employees are currently covered under collective bargaining agreements, union organizers have engaged in efforts to organize our employees and those of other restaurant companies and our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs.

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

Our inability to successfully implement our business strategy, including expansion of our franchising efforts, could negatively impact our business and future profitability and growth.

We strive to grow profitability and create value for our stockholders through a strategy of continued excellence in shop-level execution, building company-operated shops in both new and existing markets, increasing brand awareness and expansion of our franchising efforts. There are, however, risks associated with identifying, opening and operating new shops, increased costs in brand marketing, and signing new franchisees, and if we do not successfully implement our business strategy, it could negatively impact our business and our future profitability and growth.

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

We have a significant percentage of system-wide restaurants owned and operated by our franchisees. While our franchise agreements are designed to require our franchisees to maintain brand consistency, the franchise relationship reduces our direct day-to-day oversight of these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control. Our reputation and financial results may be negatively impacted by: franchisee defaults in their obligations to us; limitations on our ability to enforce franchise obligations due to bankruptcy proceedings or differences in legal remedies in varying jurisdictions; franchisee failures to participate in business strategy changes due to financial constraints; franchisee failures to meet obligations to pay employees; and franchisees’ failure to comply with food quality and preparation requirements.

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

Regulations and consumer eating habits may change because of new information or attitudes regarding diet, health and safety. These changes may include regulations and recommendations from medical and diet professionals pertaining to the ingredients and nutritional content of our menu items at our restaurants. For example, a number of states, counties and cities are enacting menu-labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests or restrict the sales of certain types of ingredients in restaurants. The success of our restaurant operations is dependent, in part, upon our ability to respond effectively to changes in consumer health and disclosure regulations and to adapt our menu offerings to trends in eating habits. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or remove certain menu items. To the extent we are unwilling or unable to respond with appropriate changes to our menu offerings, it could materially affect customer demand and have an adverse impact on our revenues.

Evolving consumer preferences and tastes may adversely affect our business.

Our continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by, a shift in consumer spending away from outside-the-home food (such as the disruption caused by online commerce that results in reduced foot traffic to “brick & mortar” retail stores); lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new products or higher input costs), brands and platforms (such as features of our mobile technology, changes in our loyalty rewards programs and our delivery or catering services initiatives); or customers reducing their demand for our current offerings as new products are introduced. In addition, some of our products contain nuts, dairy products, sugar and other compounds and allergens, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. There is increasing consumer awareness of health risks, including obesity, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. While we have a variety of items, including items that have reduced calories, an unfavorable report on the health effects of compounds present in our products, whether accurate or not, imposition of additional taxes on certain types of food and beverage components, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our products and could materially harm our business and results of operations.

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

Additionally, the majority of our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ confidential or personal information and credit or debit card information. Most states have also enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Additionally, the California Privacy Act of 2018, which became effective on January 1, 2020, provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may have a material adverse effect on our business.

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
Risks Related to Legislation and Regulations

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

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depend, to a significant extent, on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards.

We are subject to federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, and applicable requirements concerning the minimum wage, overtime, family leave, working conditions, safety standards, immigration status, unemployment tax rates, workers’ compensation rates and state and local payroll taxes) and federal and state laws which prohibit discrimination. As significant numbers of our associates are paid at rates related to the applicable minimum wage, further increases in the minimum wage or other changes in these laws could increase our labor costs. For example, the state of Illinois approved a minimum wage increase that became effective on January 1, 2022 which increased the minimum wage to $12.00 per hour. As other jurisdictions implement minimum wage increases, we expect our business labor costs will continue to increase. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers. Our distributors and suppliers could also be affected by higher minimum wages, financial condition benefit standards and compliance costs, which could result in higher costs for goods and results services supplied to us.

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

Our franchising activities are subject to federal rules and regulations administered by the U.S. Federal Trade Commission and laws enacted by a number of states. In particular, we are subject to federal and state laws regulating the offer and sale of franchises, as well as judicial and administrative interpretations of such laws. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate franchises and alter franchise arrangements. Failure to comply with new or existing franchise laws, rules, and regulations in any jurisdiction or to obtain required government approvals could negatively affect our ability to grow or expand our franchise business and sell franchises.

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
Risks Related to our Indebtedness
Limitations in our Term Loan may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with our financial covenants, our liquidity and results of operations could be harmed.

On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “New Credit Agreement”) with Sagard Holdings Manager LP as administrative agent (the “Administrative Agent”). The New Credit Agreement provides for a term loan facility with an aggregate commitment of $25 million (the “Term Loan”). The Term Loan places certain conditions on us, including that it:
•limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
•makes us more vulnerable to increases in interest rates, as borrowings under the Term Loan are at variable rates;
•limits our ability to obtain additional financing in the future for working capital or other purposes; and
•could place us at a competitive disadvantage compared to our competitors.
The Term Loan places certain limitations on our ability to incur additional indebtedness and, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure and to guarantee certain indebtedness. The Term Loan also places certain restrictions on the payment of dividends and distributions. These restrictions limit or prohibit, among other things, our ability to:
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
Failure to comply with certain covenants or the occurrence of a change of control under the Term Loan could result in the acceleration of our obligations under the loan, which would harm our business, liquidity, capital resources and results of operations.
The Term Loan also requires us to comply with certain financial covenants including a minimum fixed charge coverage ratio for specified periods, a maximum leverage ratio for specified periods, a minimum average liquidity amount for specified periods, and limits to capital expenditures for specified periods, as well as other covenants and requirements as set forth in the agreement. Changes with respect to these financial covenants may increase our interest rate and failure to comply with these covenants could result in a default and an acceleration of our obligations under the Term Loan, which would harm our business, liquidity, capital resources and results of operations.

We may be unable to obtain debt or other financing on favorable terms or at all.

There are inherent risks in our ability to borrow. Our lenders may be unable to lend to us or tighten their lending standards, which could make it more difficult for us to refinance our existing indebtedness or to obtain other financing on favorable terms or at all. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, failures of significant financial institutions or other events could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged, which could harm our business, liquidity, capital resources and results of operations. Such measures could include deferring capital expenditures (including the opening of new restaurants) and reducing or eliminating other discretionary uses of cash.
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

Our financial performance is highly dependent on shops located in Illinois, Texas, Michigan, Maryland, Washington, D.C. and Virginia, which comprised approximately 69.3% of our total domestic shops as of December 25, 2022. Shops located in the Chicago metropolitan area comprised approximately 29.4% of our total domestic shops as of such date. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our shops in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters.

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

Risks Related to Environmental Social and Governance Issues

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance ("ESG") matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC's recently proposed climate-related reporting requirements. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Climate change may have an adverse impact on our business.

While we seek to mitigate our business risks associated with climate change by establishing environmental goals and standards and seeking business partners, including within our supply chain, that are committed to operating in ways that protect the environment or mitigate environmental impacts, we recognize that there are inherent climate-related risks wherever business is conducted. Our financial results, our leased premises and operations may be vulnerable to the adverse effects of climate change, which are predicted to increase the frequency and severity of weather events and other natural cycles such as wildfires and droughts. Such events have the potential to disrupt our operations, cause store closures, disrupt the business of our third-party suppliers and impact our customers, all of which may cause us to suffer losses and additional costs to maintain or resume operations.

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

Provisions in our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our stock.

Our certificate of incorporation and bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our company or changes in our management, including, among other things:

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
•advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of directors or otherwise attempting to obtain control of us; and
•our bylaws may only be amended by the affirmative vote of the holders of at least 2/3 of the voting power of outstanding shares of our capital stock entitled to vote generally in the election of directors or by our board of directors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We do not own any real property. As of December 25, 2022, we had the following number of company-operated shops located in the following areas:

Location	Number of Shops	Location	Number of Shops
Illinois	109	Washington	10
Texas	58	New York	9
Michigan	30	Indiana	9
Maryland	26	Massachusetts	6
Virginia	22	Oregon	5
District of Columbia	21	Kansas	3
Minnesota	20	Kentucky	1
Ohio	16	Missouri	1
Wisconsin	14	Oklahoma	1
Colorado	11	Pennsylvania	1
Arizona	10	Utah	1
		Total	384
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
As of December 25, 2022, we occupied approximately 15,000 square feet of office space in Chicago, Illinois for our corporate headquarters which is leased through March 31, 2027.

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
As of February 19, 2023, there were 33 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.
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
Purchases of Equity Securities by the Issuer
There were no purchases of our common stock made by or on behalf of Potbelly Corporation during the year ended December 25, 2022.
Performance Graph
The following graph and accompanying table show the cumulative total return to stockholders of Potbelly Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, S&P 600 SmallCap Index and S&P 600 Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from December 31, 2017 to December 25, 2022. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

5 Year Cumulative Total Return
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
December 2017
April 2018
July 2018
September 2018
December 2018
March 2019
June 2019
September 2019
December 2019
March 2020
June 2020
September 2020
December 2020
March 2021
June 2021
September 2021
December 2021
March 2022
June 2022
September 2022
December 2022
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
This section of this Form 10-K generally discusses our results of operations and financial condition for the year ended December 25, 2022. For a discussion of similar topics for the years ended December 26, 2021 and December 27, 2020, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K, filed on March 3, 2022, which is incorporated herein by reference.
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
Our shop model is designed to generate, and has generated, strong cash flow, attractive shop-level financial results and high returns on investment. We operate our shops successfully in a wide range of geographic markets, population densities and real estate settings. We aim to generate average shop-level profit margins, a non-GAAP measure, that range from mid to high teens. Our ability to achieve such margins and returns depends on a number of factors, including consumer behaviors, the economy, and labor and commodity costs. For example, we face increasing labor and commodity costs, which we have partially offset by increasing menu prices. Although there is no guarantee that we will be able to achieve these returns, we believe our attractive shop economics support our ability to profitably grow our brand in new and existing markets.
The table below sets forth a rollforward of company-operated and franchise-operated activities:

	Company- Operated	Franchise-Operated			Total Company
		Domestic	International	Total
Shops as of December 29, 2019	428	46	—	46	474
Shops opened	5	3	—	3	8
Shops closed	(33)	(3)	—	(3)	(36)
Shops as of December 27, 2020	400	46	—	46	446
Shops opened	—	3	—	3	3
Shops closed	(3)	(3)	—	(3)	(6)
Shops as of December 26, 2021	397	46	—	46	443
Shops opened	—	1	—	1	1
Shops closed	(13)	(2)	—	(2)	(15)
Shops as of December 25, 2022	384	45	—	45	429

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
Fiscal Year
Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal years 2022, 2021, and 2020 were a 52-week year. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 13 weeks for 52-week fiscal years and 14 weeks for 53-week fiscal years.
Key Performance Indicators
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how the business is performing are comparable store sales, number of company-operated shop openings, shop-level profit margins, and adjusted EBITDA.
Company-Operated Comparable Store Sales

Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable store base to include those shops open for 15 months or longer. As of the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 there were 379, 366 and 378 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the comparable store sales calculation, a transaction is defined as an entrée, which includes sandwiches, salads and bowls of soup or mac and cheese.
Number of Company-Operated Shop Openings
The number of company-operated shop openings during a particular reporting period may have an impact on our results that period and other surrounding periods. Before we open new company-operated shops, we incur pre-opening costs. Often, new shops open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. While sales volumes are generally higher during the initial opening period, new shops typically experience normal inefficiencies in the form of higher cost of sales, labor and other direct operating expenses and as a result, shop-level profit margins are generally lower during the start-up period of operation. The average start-up period is 10 to 13 weeks. With our focus on franchise shop development, we expect our company shop development will be limited in 2023.
Number of Franchise-Operated Shop Openings
The number of franchise-operated shop openings during a particular reporting period may have an impact on our franchise revenue during that period and subsequent periods. For each franchise-operated shop, we collect an initial franchise fee that is recognized as revenue over the term of the franchise agreement, beginning with the shop opening date. We also collect royalties and other fees from the franchisee after they shop opens and they begin generating sales. We enter development agreements with some franchisees to open a certain number shops over a specified development schedule, and we expect the number of franchise-operated shop openings to increase as franchisees make progress on their development commitments.
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
Adjusted EBITDA
We define adjusted EBITDA as net income before depreciation and amortization, interest expense and provision for income taxes, adjusted for the impact of the following items that we do not consider representative of ongoing operating performance: stock-based compensation expense, impairment and shop closure expenses, and gain or loss on disposal of property and equipment as well as other one-time, non-recurring charges, such as gain on extinguishment of debt and CEO transition costs. Adjusted EBITDA is not required by, or presented in accordance with U.S. GAAP. We believe that adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.
Key Financial Definitions
Revenues
Potbelly generates revenue from net company-operated sandwich shop sales and franchise operations. Net company-operated shop sales consist of food and beverage sales, net of promotional allowances and employee meals. Company-operated shop sales are influenced by new shop openings, shop closures and comparable store sales. Franchise royalties and fees consist of an initial franchise fee, a franchise development agreement fee, both of which are recognized over the term of the franchise agreement once the shops are opened, and royalty income from the franchisee.
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
Other Operating Expenses
Other operating expenses include all other shop-level operating costs, excluding depreciation, the major components of which are credit card fees, fees to third-party marketplace partners, operating supplies, utilities, repair and maintenance costs, and shop-level marketing costs. Other operating expenses also include expenses incurred by the Brand Fund, which are recorded to the company-operated shops based on a percentage of sales. These expenses include production and media costs related to brand advertising and are expensed as incurred.
Franchise Marketing Expense
Franchise marketing expenses include Brand Fund expenses for franchised shops. These expenses include production and media costs related to brand advertising and are expensed as incurred.
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
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Potbelly reviews long-lived assets, such as property and equipment, intangibles and lease right-of-use assets, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable and records an impairment charge when appropriate. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. Typically, the fair value of the asset is determined by estimating discounted future cash flows associated with the asset. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Loss on disposal of property and equipment represents the net book value of property and equipment less proceeds received, if applicable, on assets abandoned or sold. These losses are related to normal disposals in the ordinary course of business, along with disposals related to shop closures and selected shop remodeling activities. Shop closures includes lease termination payments and the derecognition of the associated right-of-use assets and lease liabilities, as well as any other costs directly incurred in the closure of the shop and after a shop has closed for business.
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

Results of Operations
Fiscal Year 2022 (52 Weeks) Compared to Fiscal Year 2021 (52 Weeks)
The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2022	% of Revenues	2021	% of Revenues	2020	% of Revenues
Revenues
Sandwich shop sales, net	$447,901	99.1%	$377,283	99.3%	$289,337	99.3%
Franchise royalties and fees	4,072	0.9	2,769	0.7	1,944	0.7
Total revenues	451,973	100.0	380,052	100.0	291,281	100.0

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses
Food, beverage and packaging costs	129,151	28.8	105,035	27.8	82,154	28.4
Labor and related expenses	142,095	31.7	127,099	33.7	105,241	36.4
Occupancy expenses	54,536	12.2	53,821	14.3	56,882	19.7
Other operating expenses	74,916	16.7	63,514	16.8	50,922	17.6

(Percentages stated as a percent of total revenues)
Franchise marketing expenses	694	0.2	313	NM	155	NM
General and administrative expenses	37,741	8.4	31,724	8.3	32,986	11.3
Depreciation expense	11,890	2.6	15,909	4.2	19,830	6.8
Pre-opening costs	—	NM	—	NM	229	NM
Impairment and loss on disposal of property and equipment	4,754	1.1	5,125	1.3	12,346	4.2
Restructuring costs	—	NM	—	NM	1,668	0.6
Total expenses	455,777	100.8	402,540	105.9	362,413	124.4
Loss from operations	(3,804)	(0.8)	(22,488)	(5.9)	(71,132)	(24.4)

Interest expense	1,349	0.3	963	0.3	1,076	0.4
Gain on extinguishment of debt	(10,191)	(2.3)	—	NM	—	NM
Income (loss) before income taxes	5,038	1.1	(23,451)	(6.2)	(72,208)	(24.8)
Income tax expense (benefit)	327	NM	172	NM	(6,536)	(2.2)
Net income (loss)	4,711	1.0	(23,623)	(6.2)	(65,672)	(22.5)
Net income (loss) attributable to non- controlling interests	366	NM	161	NM	(281)	NM
Net income (loss) attributable to Potbelly Corporation	$4,345	1.0%	$(23,784)	(6.3)%	$(65,391)	(22.4)%

	Fiscal Year
Other Key Performance Indicators	2022		2021		2020
Comparable Store Sales	18.5%		30.3%		(24.7)%
Shop-level profit margin	10.5%		7.4%		(2.0)%
Adjusted EBITDA	$15,739		$522		$(32,684)

"NM" - Amount is not meaningful

This section of this Form 10-K generally discusses our results of operations and financial condition for the year ended December 25, 2022. For a discussion of similar topics for the years ended December 26, 2021 and December 27, 2020, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K, filed on March 3, 2022, which is incorporated herein by reference.
Revenues
Revenues increased by $71.9 million, or 18.9%, to $452.0 million for the fiscal year 2022, from $380.1 million for the fiscal year 2021. This increase was primarily driven by the sustained recovery of our company-operated shops in central business districts and airport locations, improved performance of our catering channel, successful marketing programs, and increased prices to offset cost inflation. Company-operated comparable store sales resulted in an increase of $69.5 million, or 18.5% for the fiscal year 2022. The increase in revenue also included sales from shops that were temporarily closed in 2021. These increases were partially offset by a decrease in sales from shops that have permanently closed during the last year. Additionally, revenue from franchise royalties and fees increased by $1.3 million, or 47.1% driven primarily by increased shop sales at franchised locations.

Food, beverage and packaging costs
Food, beverage and packaging costs increased by $24.1 million, or 23.0%, to $129.2 million for the fiscal year 2022, compared to $105.0 million for the fiscal year 2021. This increase was primarily driven by an increase in shop sales volume and increased costs of our food and paper supplies, specifically proteins and bread. As a percentage of sandwich shop sales, food, beverage and packaging costs increased to 28.8% for the fiscal year 2022, from 27.8% for the fiscal year 2021, primarily driven by increased costs as noted above partially offset by increased menu prices.
Labor and Related Expenses
Labor and related expenses increased by $15.0 million, or 11.8%, to $142.1 million for the fiscal year 2022, from $127.1 million for the fiscal year 2021, primarily driven by an increase in shop sales volumes and higher shop labor wage rates as a result of labor availability challenges in certain restaurants. As a percentage of sandwich shop sales, labor and related expenses decreased to 31.7% for the fiscal year 2022, from 33.7% for the fiscal year 2021, primarily driven by sales leverage in certain labor related costs not directly variable with sales.
Occupancy Expenses
Occupancy expenses increased by $0.7 million, or 1.3%, to $54.5 million for the fiscal year 2022, from $53.8 million for the fiscal year 2021, primarily due to an increase in variable lease expenses such as common area maintenance and sales-based rent. As a percentage of sandwich shop sales, occupancy expenses decreased to 12.2% for the fiscal year 2022, from 14.3% for the fiscal year 2021, primarily due to increased sales leverage in certain occupancy related costs not variable with sales, as well as the impact of lease concessions and restructurings over the last year.
Other Operating Expenses
Other operating expenses increased by $11.4 million, or 18.0%, to $74.9 million for the fiscal year 2022, from $63.5 million for the fiscal year 2021. The increase was primarily related to an increase in marketing and advertising spend, utilities and certain items variable with sales, including fees to third-party delivery partners and credit card fees. Marketing and advertising expenses included in other operating expenses were $6.6 million and $4.2 million for the fiscal years ended 2022 and 2021, respectively. As a percentage of sandwich shop sales, other operating expenses decreased to 16.7% for the fiscal year 2022, from 16.8% for the fiscal year 2021, primarily driven by sales leverage in operating expense items that are not directly variable with sales, partially offset by increased marketing and advertising expenses as noted above.

Franchise marketing expenses
Franchise marketing expenses increased by $0.4 million, or 121.7%, to $0.7 million for the fiscal year 2022, from $0.3 million for the fiscal year 2021. The increase was primarily driven by an increase in marketing and advertising expenses related to the Brand Fund.

General and Administrative Expenses
General and administrative expenses increased by $6.0 million, or 19.0%, to $37.7 million for the fiscal year 2022, from $31.7 million for the fiscal year 2021. This increase was primarily driven by an increase in payroll costs and bonus accrual expense. As a percentage of revenues, general and administrative expenses increased to 8.4% for the fiscal year 2022, from 8.3% for the fiscal year 2021, primarily driven by an increase in certain costs not directly variable with sales.
Depreciation Expense
Depreciation expense decreased by $4.0 million, or 25.3%, to $11.9 million for the fiscal year 2022, from $15.9 million for the fiscal year 2021, primarily due to a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. As a percentage of revenues, depreciation decreased to 2.6% for the fiscal year 2022, from 4.2% for the fiscal year 2021.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased to $4.8 million for fiscal year 2022, compared to $5.1 million for fiscal year 2021. The 2022 charges primarily consisted of impairment of certain shop-level assets and a loss on disposal of certain corporate assets as described below.

After performing a periodic review of our shops for the fiscal year 2022, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance, primarily related to the impacts of COVID-19. We performed an impairment analysis related to these shops and recorded an impairment charge of $3.3 million for the fiscal year 2022. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. During the first quarter of 2021, we amended the lease for our corporate Support Center office in Chicago to relocate to a different office space. As a result of this relocation, the leasehold improvements of the original office space were disposed, resulting in a loss on disposal of $2.5 million.
Interest Expense, Net
Interest expense was $1.3 million for the fiscal year 2022 and $1.0 million for the fiscal year 2021, as a result of higher interest rates on our revolving credit facility agreement, partially offset by carrying a lower average debt balance on our revolving credit facility agreement.
Income Tax Expense
We recognized income tax expense of $0.3 million for the year ended December 25, 2022 compared to $0.2 million for the year ended December 26, 2021.

Non-GAAP Financial Measures
Shop-Level Profit (Loss) Margin
Shop-level profit (loss) margin was 10.5% for the fiscal year 2022. Shop-level profit (loss) margin is not required by, or presented in accordance with GAAP. We believe shop-level profit (loss) margin is important in evaluating shop-level productivity, efficiency and performance.

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	($ in thousands)
Loss from operations	$(3,804)	$(22,488)	$(71,132)
Less: Franchise royalties and fees	4,072	2,769	1,944
Franchise marketing expenses	694	313	155
General and administrative expenses	37,741	31,724	32,986
Depreciation expense	11,890	15,909	19,830
Pre-opening costs	—	—	229
Impairment, loss on disposal of property and equipment and shop closures	4,754	5,125	12,346
Restructuring costs	—	—	1,668
Shop-level profit (loss) [Y]	$47,203	$27,814	$(5,862)
Total revenues	$451,973	$380,052	$291,281
Less: Franchise royalties and fees	4,072	2,769	1,944
Sandwich shop sales, net [X]	$447,901	$377,283	$289,337
Shop-level profit (loss) margin [Y÷X]	10.5%	7.4%	(2.0)%

Adjusted EBITDA
Adjusted EBITDA was $15.7 million for the fiscal year 2022. Adjusted EBITDA is not required by, or presented in accordance with GAAP. We believe that adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
	($ in thousands)
Net income (loss) attributable to Potbelly Corporation	$4,345	$(23,784)	$(65,391)
Depreciation expense	11,890	15,909	19,830
Interest expense	1,349	963	1,076
Income tax expense (benefit)	327	172	(6,536)
EBITDA	$17,911	$(6,740)	$(51,021)
Impairment, loss on disposal of property and equipment, and shop closures (a)	4,754	5,125	12,346
Stock-based compensation	3,265	2,137	2,515
CEO transition costs (b)	—	—	769
Proxy related costs(c)	—	—	1,039
Restructuring and other costs(d)	—	—	1,668
Gain on extinguishment of debt	(10,191)	—	—
Adjusted EBITDA	$15,739	$522	$(32,684)
______________________________
(a)This adjustment includes costs related to impairment of long-lived assets, loss on disposal of property and equipment and shop closure expenses.
(b)We incurred certain costs related to the transition between the current and former CEO in 2020. Transition costs were included in general and administrative expenses in the consolidated statements of operations.
(c)We incurred certain professional and other costs and associated benefits related to shareholder proxy matters. These costs and benefits were included in general and administrative expenses in the consolidated statements of operations.
(d)We incurred certain restructuring costs, primarily related to severance, in 2020 that were included in general and administrative expenses in the consolidated statements of operations.

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
The COVID-19 pandemic’s impact on our operations and revenues significantly affected our ability to generate cash from operations in 2020. To preserve financial flexibility, we utilized our revolving credit facility to fund operations.
We ended the fiscal year 2022 with a cash balance of $15.6 million and total liquidity (cash plus amounts available under our committed Revolving Credit Facility, which is further described in the section below) of $31.4 million compared to a balance of $14.4 million and total liquidity of $28.8 million at the end of fiscal year 2021. The total liquidity was $23.7 million as of September 25, 2022, $26.9 million as of June 26, 2022, $19.5 million and March 27, 2022.

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

On November 3, 2021, we entered into an Equity Sales Agreement (the “Sales Agreement”) with William Blair & Company, L.L.C., as agent pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million from time to time, in our sole discretion, through an “at the market” equity offering program. As of March 2, 2023, we have not sold any shares under the sales agreement.
We believe that the proceeds from the SPA, cash from our operations, borrowings under our Term Loan Facility and sales under our equity offering program will be sufficient to provide liquidity for the next twelve months and for the foreseeable future. Refer to our discussion regarding the Term Loan in the paragraphs below.
Cash Flows
The following table presents summary cash flow information for the periods indicated (in thousands):

	Fiscal Year
	2022	2021
Operating activities	$12,476	$(4,873)
Investing activities	(8,426)	(9,048)
Financing activities	(2,784)	17,148
Net increase in cash	$1,266	$3,227
Operating Activities
Net cash provided by operating activities increased to $12.5 million for the fiscal year 2022, from cash used in operating activities of $4.9 million for the fiscal year 2021. The $17.3 million change in operating cash was primarily driven by an increase in income from operations compared to the prior year.
Investing Activities
Net cash used in investing activities decreased to $8.4 million for the fiscal year 2022, from $9.0 million for the fiscal year 2021. The decrease was primarily due to a decrease in capital expenditures. Capital expenditures consist primarily of ongoing investment in our company-owned shops and investment in digital technology. No new company shop construction is currently planned.

Financing Activities
Net cash used in financing activities decreased to $2.8 million for the fiscal year 2022, from cash provided by financing activities of $17.1 million for the fiscal year 2021. The $19.9 million change in financing cash was primarily driven by net proceeds from the SPA in 2021.
Stock Repurchase Program
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. We did not repurchase any shares of our common stock during 2022. We do not have plans to repurchase any common stock under its stock repurchase program at this time. As of December 25, 2022, the remaining dollar value of authorization under the share repurchase program was $37.9 million, which includes commission. Repurchased shares are included as treasury stock in the consolidated balance sheets and the consolidated statements of equity.

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
As of December 25, 2022, we had $8.6 million outstanding under the Credit Agreement. As of December 26,
2021, we had $9.9 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.
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
The Loan was scheduled to mature 5 years from the date on which PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration ("SBA") under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. We used all of the PPP proceeds toward qualifying expenses and pursued forgiveness of the full Loan amount.
On July 12, 2022, we received notification from Harvest Small Business Finance, LLC that the SBA approved our loan forgiveness application for the entire outstanding principal and accrued interest under the Loan equaling $10.2 million, which we recognized as a gain on extinguishment of debt.

Term Loan
On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “New Credit Agreement”) with Sagard Holdings Manager LP as administrative agent (the “Administrative Agent”). The New Credit Agreement provides for a term loan facility with an aggregate commitment of $25 million (the “Term Loan”). Concurrent with the entry into the New Credit Agreement, we repaid in full and terminated the obligations and commitments under our existing senior secured credit facility (the “Former Credit Facility”). The remaining proceeds from the Term Loan will be used to pay related transaction fees and expenses, and for general corporate purposes.
The New Credit Agreement is scheduled to mature on February 7, 2028.
Loans under the New Credit Agreement will initially bear interest, at the Company’s option, at either at the term SOFR plus 9.25% per annum or base rate plus 8.25% per annum.

We may prepay the Term Loan in agreed-upon minimum principal amounts, subject to prepayment fees equal to (a) if the prepayment occurs on or prior to the one (1) year anniversary of the Closing Date, a customary make-whole amount plus 3.00% of the outstanding principal balance of the Term Loan, (b) if the prepayment occurs after such one (1) year anniversary and prior to the two (2) year anniversary of the Closing Date, 3.00% of the outstanding principal balance of the Term Loan, (c) if the prepayment occurs after such second anniversary of the Closing Date and prior to the three (3) year anniversary of the Closing Date 1.00% of the outstanding principal balance of the Term Loan and (d) thereafter, no prepayment fee.
Subject to certain customary exceptions, obligations under the New Credit Agreement are guaranteed by the Company and all of the Company’s current and future wholly owned material domestic subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Company and its subsidiary guarantors.
The New Credit Agreement contains customary representations and affirmative and negative covenants. Among other things, these covenants restrict the Company’s and certain of its subsidiaries’ ability to incur indebtedness, make certain investments, pay dividends or repurchase stock, and make dispositions and acquisitions. In addition, the New Credit Agreement requires that the Company and its wholly-owned subsidiaries maintain certain maximum total net leverage ratios as set forth in the New Credit Agreement, an average liquidity amount that shall not be less than $10 million, maximum capital expenditures per year as set forth in the New Credit Agreement and a minimum fixed charge coverage ratio as set forth in the New Credit Agreement.
The New Credit Agreement also contains customary events of default. If an event of default occurs, the Administrative Agent and lenders are entitled to take various actions, including the acceleration of amounts due under the New Credit Agreement, termination of commitments thereunder and all other actions permitted to be taken by a secured creditor.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Potbelly is subject to interest rate risk in connection with borrowings under the credit facility, which bears interest at variable rates. On March 17, 2020, we fully borrowed the available Revolving Credit Facility of $39.8 million as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. As of December 25, 2022, $8.6 million remained outstanding under the credit facility, see Note 9 for more details. A 100 basis point change in the interest rate would not have a material impact on our financial condition or results of operations. We currently do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Potbelly Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Potbelly Corporation and subsidiaries (the “Company”) as of December 25, 2022, and December 26, 2021, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 25, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2022, and December 26, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Impairment of Long-Lived Assets—Refer to Note 2 and Note 5 to the financial statements

Critical Audit Matter Description

As of December 25, 2022, the Company had long-lived assets, which includes property and equipment and right-of-use assets for operating leases, of $205.4 million. Long-lived assets are grouped at the individual shop-level (long-lived shop assets or asset group) for the purpose of the impairment assessment. The Company assesses potential impairments whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its forecasted shop cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated forecasted shop cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the asset group is determined using the income approach.

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
March 2, 2023

We have served as the Company’s auditor since 2005.

Potbelly Corporation and Subsidiaries
Consolidated Balance Sheets
(amounts in thousands, except par value data)

	December 25, 2022	December 26, 2021
Assets
Current assets
Cash and cash equivalents	$15,619	$14,353
Accounts receivable, net of allowances of $16 and $27 as of December 25, 2022 and December 26, 2021, respectively	6,420	6,032
Inventories	3,990	3,491
Prepaid expenses and other current assets	4,501	4,178
Total current assets	30,530	28,054

Property and equipment, net	44,477	49,805
Right-of-use assets for operating leases	160,891	166,084
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,222	2,222
Deferred expenses, net and other assets	3,647	3,668
Total assets	$245,171	$253,237

Liabilities and Equity (Deficit)
Current liabilities
Accounts payable	$10,718	$8,140
Accrued expenses	30,826	30,859
Current portion of long-term debt	—	2,333
Short-term operating lease liabilities	27,395	28,548
Total current liabilities	68,939	69,880

Long-term debt, net of current portion	8,550	17,517
Long-term operating lease liabilities	160,968	166,291
Other long-term liabilities	2,441	1,966
Total liabilities	240,898	255,654

Commitments and contingencies (Note 14)

Equity (Deficit)
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 28,819 and 28,380 shares as of December 25, 2022 and December 26, 2021, respectively	384	380
Warrants	2,566	2,566
Additional paid-in-capital	455,831	452,570
Treasury stock, held at cost, 9,924 and 9,785 shares as of December 25, 2022, and December 26, 2021, respectively	(115,388)	(114,577)
Accumulated deficit	(338,916)	(343,261)
Total stockholders’ equity (deficit)	4,477	(2,322)
Non-controlling interest	(204)	(95)
Total equity (deficit)	4,273	(2,417)

Total liabilities and equity (deficit)	$245,171	$253,237
See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries
Consolidated Statements of Operations
(amounts and shares in thousands, except per share data)

	Fiscal Year
	2022	2021	2020
Revenues
Sandwich shop sales, net	$447,901	$377,283	$289,337
Franchise royalties and fees	4,072	2,769	1,944
Total revenues	451,973	380,052	291,281

Expenses
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	129,151	105,035	82,154
Labor and related expenses	142,095	127,099	105,241
Occupancy expenses	54,536	53,821	56,882
Other operating expenses	74,916	63,514	50,922
Franchise marketing expenses	694	313	155
General and administrative expenses	37,741	31,724	32,986
Depreciation expense	11,890	15,909	19,830
Pre-opening costs	—	—	229
Impairment, loss on disposal of property and equipment and shop closures	4,754	5,125	12,346
Restructuring costs	—	—	1,668
Total expenses	455,777	402,540	362,413
Loss from operations	(3,804)	(22,488)	(71,132)

Interest expense, net	1,349	963	1,076
Gain on extinguishment of debt	(10,191)	—	—
Income (loss) before income taxes	5,038	(23,451)	(72,208)
Income tax expense (benefit)	327	172	(6,536)
Net income (loss)	4,711	(23,623)	(65,672)
Net income (loss) attributable to non-controlling interest	366	161	(281)
Net income (loss) attributable to Potbelly Corporation	$4,345	$(23,784)	$(65,391)

Net income (loss) per common share attributable to common stockholders:
Basic	$0.15	$(0.86)	$(2.74)
Diluted	$0.15	$(0.86)	$(2.74)
Weighted average shares outstanding:
Basic	28,625	27,640	23,899
Diluted	29,065	27,640	23,899
See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries
Consolidated Statements of Equity (Deficit)
(amounts and shares in thousands)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 29, 2019	23,638	331	(112,680)	—	435,278	(254,081)	321	$69,169
Cumulative impact of Topic 326, net of tax of $2	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	(65,391)	(281)	(65,672)
Shares issued under equity compensation plans	555	7	(586)	—	(7)	—	—	(586)
Shares issued for proxy-related expenses	130	1	—	—	388	—	—	389
Distributions to non-controlling interest	—	—	—	—	—	—	(458)	(458)
Contributions from non-controlling interest	—	—	—	—	—	—	143	143
Stock-based compensation expense	—	—	—	—	2,515	—	—	2,515
Balance at December 27, 2020	24,323	339	(113,266)	—	438,174	(319,477)	(275)	$5,495
Net income (loss)	—	—	—	—	—	(23,784)	161	(23,623)
Shares issued under equity compensation plans	807	9	(1,311)	—	(9)	—	—	(1,311)
Proceeds from exercise of stock options	—	—	—	—	219	—	—	219
Issuances of common shares and warrants, net of fees	3,250	32	—	2,566	12,241	—	—	14,839
Distributions to non-controlling interest	—	—	—	—	—	—	(189)	(189)
Contributions from non-controlling interest	—	—	—	—	—	—	208	208
Offering costs for "at the market" equity sales agreement	—	—	—	—	(192)	—	—	(192)
Stock-based compensation expense	—	—	—	—	2,137	—	—	2,137
Balance at December 26, 2021	28,380	$380	$(114,577)	$2,566	$452,570	$(343,261)	$(95)	$(2,417)
Net income	—	—	—	—	—	4,345	366	4,711
Shares issued under equity compensation plans	439	4	(811)	—	(4)	—	—	(811)
Distributions to non-controlling interest	—	—	—	—	—	—	(475)	(475)
Stock-based compensation expense	—	—	—	—	3,265	—	—	3,265
Balance at December 25, 2022	28,819	384	(115,388)	2,566	455,831	(338,916)	(204)	4,273
See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,711	$(23,623)	$(65,672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	11,890	15,909	19,830
Noncash lease expense	25,792	25,856	26,579
Deferred income tax	18	18	10
Stock-based compensation expense	3,265	2,137	2,515
Asset impairment, store closure and disposal of property and equipment	3,651	4,572	9,440
Gain on extinguishment of debt	(10,191)	—	—
Other operating activities	270	305	723
Changes in operating assets and liabilities:
Accounts receivable, net	(387)	(1,677)	(35)
Inventories	(499)	(502)	484
Prepaid expenses and other assets	(520)	1,083	617
Accounts payable	2,239	326	3,621
Operating lease liabilities	(27,984)	(32,932)	(15,895)
Accrued expenses and other liabilities	221	3,655	6,174
Net cash provided by (used in) operating activities	12,476	(4,873)	(11,609)

Cash flows from investing activities:
Purchases of property and equipment	(8,426)	(9,048)	(10,920)
Net cash used in investing activities	(8,426)	(9,048)	(10,920)

Cash flows from financing activities:
Borrowings under Credit Facility	39,050	38,000	61,286
Repayments under Credit Facility	(40,350)	(34,436)	(55,000)
Proceeds from Paycheck Protection Program loan	—	—	10,000
Payment of debt issuance costs	(196)	(195)	(538)
Proceeds from issuance of common shares and warrants, net of fees	—	14,839	—
Proceeds from exercise of stock options	—	219	—
Employee taxes on certain stock-based payment arrangements	(813)	(1,298)	(584)
Distributions to non-controlling interest	(475)	(189)	(458)
Contributions from non-controlling interest	—	208	143
Net cash provided by (used in) financing activities	(2,784)	17,148	14,849

Net increase (decrease) in cash and cash equivalents	1,266	3,227	(7,680)
Cash and cash equivalents at beginning of period	14,353	11,126	18,806
Cash and cash equivalents at end of period	$15,619	$14,353	$11,126

Supplemental cash flow information:
Income taxes paid	139	185	206
Interest paid	936	608	896
Supplemental non-cash investing and financing activities:
Gain on extinguishment of debt and accrued interest related to PPP loan	$10,191	$—	$—
Unpaid liability for purchases of property and equipment	778	460	801
Unpaid liability for employee taxes on certain stock-based payment arrangements	15	13	—
See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(1) Organization and Other Matters
Business
Potbelly Corporation, a Delaware corporation, together with its subsidiaries (collectively referred to as “the Company,” “Potbelly,” “we,” “us”, or “our”), owns and operates 384 company-owned shops in the United States as of December 25, 2022. Additionally, Potbelly franchisees operate 45 shops domestically.
Basis of Presentation
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
Expenses incurred by the Brand Fund are recorded to company-operated and franchised shops based on a percentage of sales. Company-operated Brand Fund expense is included within other operating expenses in our condensed consolidated statements of operations. Franchisee Brand Fund expense is presented as franchise marketing expenses in our condensed consolidated statements of operations. Prior periods have been reclassified to conform to the current presentation of these expenses.

(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
The consolidated financial statements include the accounts of Potbelly Corporation; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works LLC (“LLC”); seven of LLC’s wholly owned subsidiaries and LLC’s six joint ventures, collectively, the “Company.” All intercompany balances and transactions have been eliminated in consolidation. For our six consolidated joint ventures, "non-controlling interest" represents a non-controlling partner’s share of the assets, liabilities and operations related to the joint venture investments. Potbelly has ownership interests ranging from 51-80% in these consolidated joint ventures.
(b) Reporting Period
We use a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every five or six years a 53rd week is added. Fiscal years 2022, 2021 and 2020 each consisted of 52 weeks.
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
(k) Goodwill and Indefinite-Lived Intangible Assets
We review goodwill and indefinite-lived intangible assets, which includes tradenames, annually at fiscal year-end for impairment or more frequently if events or circumstances indicate that the carrying values may not be recoverable. An impaired asset is written down to its estimated fair value based on the most recent information available. We assess the fair values of our intangible assets and the fair value of our reporting unit for goodwill using an income-based approach and market-based approach, respectively. Under the income approach, fair value is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors, including forecasted revenues and expenses, appropriate discount rates and other variables. Under the market-based approach, fair value is based on using publicly available market data, including publicly traded stock prices and total shares outstanding. The annual impairment review utilizes the estimated fair value of the intangible assets and the overall reporting unit and compares those estimates to the carrying values as of the testing date. If the carrying value of these intangible assets or the reporting unit exceeds the fair values, we would then use the fair values to measure the amount of any required impairment charge not to exceed the respective carrying amount. No impairment charge was recognized for intangible assets or goodwill for any of the fiscal periods presented.
(l) Pre-opening Costs
Pre-opening costs consist of costs incurred prior to opening a new shop and are made up primarily of travel, employee payroll and training costs incurred prior to the shop opening, as well as occupancy costs incurred from when we take site possession to shop opening. Shop pre-opening costs are expensed as incurred.

(m) Franchise Marketing Expenses
Franchise marketing expenses include Brand Fund expenses for franchised shops. These expenses include production and media costs related to brand advertising and are expensed as incurred.
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
We award performance share units (“PSUs”) to eligible employees; the PSUs are subject to service and performance vesting conditions. The PSUs will vest based on our achievement of certain targets specified in the awards which may include adjusted EBITDA, same-store sales, or stock price targets. Potbelly defines adjusted EBITDA as net income before depreciation and amortization, interest expense and provision for income taxes, adjusted for the following items that we do not consider representative of ongoing operating performance: stock-based compensation expense, impairment and shop closure expenses, gain or loss on disposal of property and equipment, and pre-opening expenses as well as other one-time, non-recurring charges, such as gain on extinguishment of debt and CEO transition costs. Refer to Note 11 and Note 13 for more details regarding our Equity Plans.
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
(q) Revenue Recognition
We primarily earn revenue at a point in time for sandwich shop sales which can occur in person at the shop, over our online or app platforms, or through a third-party platform. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities. We have other revenue generating activities including franchise revenue, gift card revenue, and loyalty program revenue.
Franchise Revenue
We earn an initial franchise fee, a franchise development agreement fee and ongoing royalty fees under our franchise agreements. Initial franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. As such, these franchise fees are recognized over the contractual term of the franchise agreement. We record a contract liability for the unearned portion of the initial franchise fees. Franchise development agreement fees represent the exclusivity rights for a geographical area paid by a third party to develop Potbelly shops for a certain period of time. Franchise development agreement fee payments received by us are recorded in the consolidated balance sheets as accrued expenses or other long-term liabilities, and amortized over the term of the franchise agreement once the shops are opened. These franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. Royalty fees are based on a percentage of sales and are recorded as revenue as the fees are earned and become receivable from the franchisee.
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
(3) Revenue
For the fiscal year ended December 25, 2022, revenue recognized from all revenue sources on point in time sales was $450.9 million, and revenue recognized from sales over time was $1.1 million. For the fiscal year ended December 26, 2021, revenue recognized from all revenue sources on point in time sales was $379.3 million, and revenue recognized from sales over time was $0.8 million.
We recognized gift card breakage income of $0.7 million, $0.2 million and $0.2 million for the fiscal years ended 2022, 2021 and 2020, respectively, which is recorded within net sandwich shop sales in the consolidated statements of operations.
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

	Current Contract Liability (Thousands)	Noncurrent Contract Liability (Thousands)
Beginning balance as of December 26, 2021	$6,533	$1,428
Ending balance as of December 25, 2022	7,008	1,677
Increase in contract liability	$475	$249
The aggregate value of remaining performance obligations on outstanding contracts was $8.7 million as of December 25, 2022. The overall increase in the liability during the 52 weeks ended December 25, 2022 was a result of purchases of new gift cards and an increase in the loyalty programs liability, partially offset by gift card redemptions. We expect to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity, and gift card and loyalty program redemption patterns:

Years Ending	Amount
2023	$6,108
2024	520
2025	370
2026	187
2027	119
Thereafter	1,381
Total revenue recognized	$8,685
For the 52 weeks ended December 25, 2022, the amount of revenue recognized related to the December 26, 2021 liability ending balance was $2.5 million. For the 52 weeks ended December 26, 2021, the amount of revenue recognized related to the December 27, 2020 liability ending balance was $1.1 million. This revenue related to the recognition of gift card redemptions and upfront franchise fees. For the years ended December 25, 2022 and December 26, 2021, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.
(4) Earnings (Loss) Per Share

Basic and diluted income (loss) per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share attributable to common stockholders is computed by dividing the income (loss) allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For fiscal years 2021 and 2020, we had a loss per share, therefore, potentially dilutive shares were excluded from the calculation.
The following table summarizes the earnings (loss) per share calculation (in thousands, except per share information):

	Fiscal Year
	2022	2021	2020
Net income (loss) attributable to Potbelly Corporation	$4,345	$(23,784)	$(65,391)
Weighted average common shares outstanding-basic	28,625	27,640	23,899
Plus: Effect of potentially dilutive stock-based compensation awards	414	—	—
Plus: Effect of potential warrant exercise	26	—	—
Weighted average common shares outstanding-diluted	29,065	27,640	23,899
Income (loss) per share available to common stockholders-basic	$0.15	$(0.86)	$(2.74)
Income (loss) per share available to common stockholders-diluted	$0.15	$(0.86)	$(2.74)
Potentially dilutive shares that are considered anti-dilutive:
Shares	618	1,951	2,754

(5) Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 25, 2022	December 26, 2021
Leasehold improvements	$149,375	$152,510
Machinery and equipment	47,481	46,830
Furniture and fixtures	32,590	33,060
Computer equipment and software	37,710	37,267
Construction in progress	864	392
Property and equipment, gross	268,020	270,059
Less: Accumulated depreciation	(223,543)	(220,254)
Property and equipment, net	$44,477	$49,805
We recognized $0.5 million, $2.4 million and $0.5 million in 2022, 2021, and 2020, respectively, of losses on disposal of property and equipment in impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations, primarily related to closures of company-owned shops.

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 25, 2022	December 26, 2021
Accrued labor and related expenses	$13,451	$13,408
Gift card liability	3,630	3,956
Deferred revenue	3,345	2,785
Accrued occupancy and utilities	2,448	2,347
Accrued sales and use tax	1,732	2,220
Accrued liability insurance	1,654	1,817
Accrued restructuring	—	122
Other accrued expenses	4,566	4,204
Total	$30,826	$30,859

We incur expenses associated with exit activity for certain signed lease agreements, which are recognized in impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations. Accrued contract termination costs consisted of the following (in thousands):

	December 25, 2022	December 26, 2021
Accrued contract termination costs—beginning balance	$—	$—
Contract termination costs incurred	153	430
Contract termination costs settled and paid	(153)	(430)
Accrued contract termination costs—ending balance	$—	$—

(7) Income Taxes
Income (loss) before income taxes for our domestic and foreign operations was as follows (in thousands):

	Fiscal Year
	2022	2021	2020
Domestic operations	$5,038	$(23,451)	$(72,208)
Foreign operations	—	—	—
Total	$5,038	$(23,451)	$(72,208)
Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year
	2022	2021	2020
Federal:
Current	$—	$—	$(6,739)
Deferred	(14)	(150)	13
	(14)	(150)	(6,726)
State and Local:
Current	399	161	185
Deferred	(58)	161	5
	341	322	190
Foreign:
Current	—	—	—
	—	—	—
Income tax expense (benefit)	$327	$172	$(6,536)
Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rates to income (loss) before income taxes as a result of the following (in thousands):

	Fiscal Year
	2022	2021	2020
U.S. federal statutory tax	21.0%	21.0%	21.0%
Computed “expected” tax benefit	$981	$(4,959)	$(15,164)
Increase (reduction) resulting from:
Valuation allowance	2,280	5,456	14,265
Rate change impact of net operating loss carryback	—	—	(2,592)
Minority interest	77	34	74
Permanent differences	(1,755)	1,004	99
State and local income taxes, net of federal income tax effect	(287)	(730)	(3,338)
FICA and other tax credits	(559)	(592)	(248)
Equity compensation	(43)	(237)	477
Other	—	—	(109)
Tax rate change	(367)	196	—
Income tax expense (benefit)	$327	$172	$(6,536)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities reflected in the consolidated balance sheets are presented below (in thousands):

	December 25, 2022	December 26, 2021
Deferred tax assets:
Net operating loss carryforwards	$22,566	$19,454
Accrued liabilities	1,838	2,188
Deferred revenue	514	875
Stock-based compensation	1,330	1,304
Property and equipment	3,380	4,398
Operating lease liabilities	49,802	51,105
Tax credits and other carryforwards	3,761	2,840
Gross deferred tax assets	83,191	82,164
Valuation allowance	(37,210)	(34,929)
Net deferred tax assets	45,981	47,235
Deferred tax liabilities:
Prepaids	(351)	(264)
Right-of-use asset for operating leases	(43,818)	(44,973)
Intangible assets	(1,371)	(1,319)
Smallwares	(458)	(474)
Other	(169)	(463)
Total deferred tax liabilities	(46,167)	(47,493)
Net deferred tax liabilities	$(186)	$(258)
We recorded deferred tax assets related to federal and state income tax net operating loss (“NOL”) carryforwards of approximately $22.6 million and $19.5 million for the years ended December 25, 2022 and December 26, 2021, respectively. The federal NOL, and a portion of the state NOLs, can be carried forward indefinitely, although certain jurisdictions, including federal and numerous states, limit NOL carryforwards to a percentage of current year taxable income.
We regularly assesses the need for a valuation allowance related to our deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. In our assessment, we considered recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019, resulting in a non-cash charge to income tax expense of $13.6 million. We continued to maintain a valuation allowance against all of our deferred tax assets as of December 25, 2022. We did not provide for an income tax benefit on our pre-tax loss for the years ended December 25, 2022 and December 26, 2021. We assess the likelihood of the realization of our deferred tax assets each quarter and the valuation allowance is adjusted accordingly. As of December 25, 2022 and December 26, 2021, we have a valuation allowance related to our deferred tax assets of $37.2 million and $34.9 million, respectively.
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

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 25, 2022 and December 26, 2021, we had no interest or penalties accrued. As of December 25, 2022 and December 26, 2021, we had no uncertain tax positions.
The tax years prior to 2017 are generally closed for examination by the United States Internal Revenue Service ("IRS"). However, certain of these tax years are open for examination as a result of net operating losses generated in these years and utilized in subsequent years. Our last IRS examination was for the 2014 tax year; no IRS audits are currently ongoing. State statutes are generally open for audit for the 2016 to 2021 tax years.
(8) Leases

The gains recognized upon lease terminations are recorded in impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations. The right-of use assets, liabilities and gains recognized upon termination of lease contracts were as follows (in thousands):

	Fiscal Year 2022	Fiscal Year 2021
Leases terminated	3	3
Lease termination fees	$75	$177
Right-of-use assets derecognized upon lease termination	505	1,433
Lease liabilities derecognized upon lease termination	663	1,555
Gain recognized upon lease termination	$158	$122
Operating lease term and discount rate were as follows:

	December 25, 2022	December 26, 2021
Weighted average remaining lease term (years)	6.68	7.22
Weighted average discount rate	8.26%	8.00%
Certain of the our operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops. Pass-through charges and payments based on percentage rent are included within variable lease cost.
The components of lease cost were as follows (in thousands):

	Classification	Fiscal Year 2022	Fiscal Year 2021
Operating lease cost	Occupancy and general and administrative expenses	$40,214	$41,091
Variable lease cost	Occupancy and general and administrative expenses	14,217	12,715
Total lease cost		$54,431	$53,806
Supplemental disclosures of cash flow information relating to leases is as follows (in thousands):

	Fiscal Year 2022	Fiscal Year 2021
Operating cash flows rent paid for operating lease liabilities	$42,658	$48,099
Operating right-of-use assets obtained in exchange for new operating lease liabilities	23,263	10,371
Reduction in operating right-of-use assets due to lease terminations and modifications	$1,876	$6,075

Maturities of lease liabilities were as follows at December 25, 2022 (in thousands):

Operating Leases
2023	$41,872
2024	40,335
2025	37,463
2026	33,761
2027	28,289
Thereafter	66,734
Total lease payments	248,454
Less: imputed interest	(60,091)
Present value of lease liabilities	$188,363
(9) Debt and Credit Facilities
The components of long-term debt were as follows (in thousands):

	December 25, 2022	December 26, 2021
Revolving Credit Facility	$8,550	$9,850
Paycheck Protection Program loan	—	10,000
Less: current portion of long-term debt	—	(2,333)
Total long-term debt	$8,550	$17,517
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
As of December 25, 2022, we had $8.6 million outstanding under the Credit Agreement. As of December 26,
2021, we had $9.9 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.
On February 7, 2023, we repaid in full and terminated the obligations and commitments under the Credit Agreement. Refer to Note 15 for additional information related to this transaction.
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
The Loan was scheduled to mature 5 years from the date on which PSW applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration ("SBA") under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. We used all of the PPP proceeds toward qualifying expenses and pursued forgiveness of the full Loan amount.
On July 12, 2022, we received notification from Harvest Small Business Finance, LLC that the SBA approved our loan forgiveness application for the entire outstanding principal and accrued interest under the Loan equaling $10.2 million, which we recognized as a gain on extinguishment of debt.
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

Total (Thousands)
Balance as of December 26, 2021	$122
Charges incurred	—
Payments made	(122)
Balance as of December 25, 2022	$—
(11) Capital Stock
As of December 25, 2022 and December 26, 2021, we had authorized an aggregate of 210,000 thousand shares of capital stock, of which 200,000 thousand shares were designated as common stock and 10,000 thousand shares were designated as preferred stock. As of December 25, 2022, we had issued and outstanding 38,744 thousand and 28,819 thousand shares of common stock, respectively. As of December 26, 2021, we had issued and outstanding 38,164 thousand and 28,380 thousand shares of common stock, respectively.
Common Stock
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. We did not repurchase any shares of our common stock during 2022. We do not have plans to repurchase any common stock under its stock repurchase program at this time. As of December 25, 2022, the remaining dollar value of authorization under the share repurchase program was $37.9 million, which includes commission. Repurchased shares are included as treasury stock in the consolidated balance sheets and the consolidated statements of equity.
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

On November 3, 2021, we entered into a certain Equity Sales Agreement (the “Sales Agreement”) with William Blair & Company, L.L.C., as agent (“William Blair”) pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the “Shares”), from time to time, in our sole discretion, through an “at the market” equity offering program under which William Blair will act as sales agent. As of March 2, 2023, we have not sold any shares under the sales agreement.
(12) Employee Benefit Plan
We sponsor a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. We made matching contributions of $0.9 million, $0.3 million, and $0.2 million for fiscal years 2022, 2021 and 2020, respectively, which are recorded in labor and related expenses and general and administrative expenses in the consolidated statement of operations.
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
On May 16, 2019, our stockholders approved the 2019 Plan and, in connection therewith, all equity awards made after that date were made under the 2019 Plan. On June 10, 2019, we registered 1,200 thousand shares of our common stock reserved for issuance under the 2019 Plan. The Amended and Restated 2013 Long-Term Incentive Plan (the “2013 Plan”) had 626 thousand remaining shares of common stock reserved for issuance, which are available for issuance under the 2019 Plan and no future awards will be made under the 2013 Plan. On June 24, 2020 the 2019 Plan was amended and restated effective to increase the number of shares of common stock authorized for issuance by 900 thousand shares, for a total of 2,100 thousand shares. As of December 25, 2022, there have been 4,330 thousand shares of restricted stock units and performance stock units granted under the 2019 Plan. As of December 25, 2022, there are 996 thousand shares reserved for future issuance.

Stock Options
Under the Plans, the number of shares and exercise price of each option are determined by the committee designated by our Board of Directors. The options granted are generally exercisable within a 10-year period from the date of grant. We award options to certain employees including the senior leadership team. Options outstanding expire on various dates through the year 2028. The range of exercise prices for options outstanding as of December 25, 2022 is $9.47 to $20.53 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.
A summary of stock option activity is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 29, 2019	1,774	$11.34	$—	4.33
Granted	—	—
Exercised	—	—
Canceled	(541)	12.84
Outstanding—December 27, 2020	1,233	$10.68	$—	2.49
Granted	—	—
Exercised	(31)	7.24
Canceled	(664)	9.75
Outstanding—December 26, 2021	538	$12.03	$—	2.35
Granted	—	—
Exercised	—	—
Canceled	(65)	10.65
Outstanding—December 25, 2022	473	$12.22	$—	1.46
Exercisable—December 25, 2022	473	$12.22	$—	1.46
There were no stock option grants in 2022, 2021, or 2020.
Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the years ended December 25, 2022 and December 26, 2021, we recognized stock-based compensation expense related to stock options of less than $0.1 million. As of December 25, 2022, we do not have unrecognized stock-based compensation expense related to stock options. We record stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.
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

A summary of RSU activity is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 29, 2019	463	$7.59
Granted	1,604	2.79
Vested	(231)	2.87
Canceled	(842)	3.65
Non-vested as of December 27, 2020	994	$3.35
Granted	649	6.16
Vested	(479)	7.05
Canceled	(13)	3.50
Non-vested as of December 26, 2021	1,151	$4.87
Granted	498	6.11
Vested	(693)	5.77
Canceled	(48)	5.90
Non-vested as of December 25, 2022	908	$4.25
For the years ended December 25, 2022, December 26, 2021 and December 27, 2020, we recognized stock-based compensation expense related to RSUs of $2.7 million, $1.6 million and $1.5 million, respectively. As of December 25, 2022, unrecognized stock-based compensation expense for RSUs was $4.0 million, which will be recognized though fiscal year 2025.
Performance stock units
We award performance share units (“PSUs”) to certain employees. The PSUs have certain vesting conditions based upon our stock price and relative stock performance.
Because these PSUs are subject to service and market vesting conditions, we determine the fair market value of each grant using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the years ended December 25, 2022 and December 26, 2021, we recognized stock-based compensation expense related to PSUs with market vesting conditions of $0.6 million and $0.5 million, respectively. For the year ended December 29, 2019, we did not recognize stock-based compensation expense related to PSUs with market vesting conditions.
A summary of activity for PSUs with market vesting conditions is as follows:

PSUs	Number of PSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 26, 2021	130	$8.43
Granted	145	10.15
Vested	—	—
Canceled	—	—
Non-vested as of December 25, 2022	275	$9.34
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
(15) Subsequent Events
Term Loan
On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “New Credit Agreement”) with Sagard Holdings Manager LP as administrative agent (the “Administrative Agent”). The New Credit Agreement provides for a term loan facility with an aggregate commitment of $25 million (the “Term Loan”). Concurrent with the entry into the New Credit Agreement, we repaid in full and terminated the obligations and commitments under our existing senior secured credit facility (the “Former Credit Facility”). The remaining proceeds from the Term Loan will be used to pay related transaction fees and expenses, and for general corporate purposes.
The New Credit Agreement is scheduled to mature on February 7, 2028.
Loans under the New Credit Agreement will initially bear interest, at the Company’s option, at either at the term SOFR plus 9.25% per annum or base rate plus 8.25% per annum.
We may prepay the Term Loan in agreed-upon minimum principal amounts, subject to prepayment fees equal to (a) if the prepayment occurs on or prior to the one (1) year anniversary of the Closing Date, a customary make-whole amount plus 3.00% of the outstanding principal balance of the Term Loan, (b) if the prepayment occurs after such one (1) year anniversary and prior to the two (2) year anniversary of the Closing Date, 3.00% of the outstanding principal balance of the Term Loan, (c) if the prepayment occurs after such second anniversary of the Closing Date and prior to the three (3) year anniversary of the Closing Date 1.00% of the outstanding principal balance of the Term Loan and (d) thereafter, no prepayment fee.
Subject to certain customary exceptions, obligations under the New Credit Agreement are guaranteed by the Company and all of the Company’s current and future wholly owned material domestic subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Company and its subsidiary guarantors.
The New Credit Agreement contains customary representations and affirmative and negative covenants. Among other things, these covenants restrict the Company’s and certain of its subsidiaries’ ability to incur indebtedness, make certain investments, pay dividends or repurchase stock, and make dispositions and acquisitions. In addition, the New Credit Agreement requires that the Company and its wholly-owned subsidiaries maintain certain maximum total net leverage ratios as set forth in the New Credit Agreement, an average liquidity amount that shall not be less than $10 million, maximum capital expenditures per year as set forth in the New Credit Agreement and a minimum fixed charge coverage ratio as set forth in the New Credit Agreement.
The New Credit Agreement also contains customary events of default. If an event of default occurs, the Administrative Agent and lenders are entitled to take various actions, including the acceleration of amounts due under the New Credit Agreement, termination of commitments thereunder and all other actions permitted to be taken by a secured creditor.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 25, 2022. Based upon that evaluation, we have concluded that, as of December 25, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 25, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 25, 2022, our internal control over financial reporting was effective, at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Potbelly Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Potbelly Corporation and subsidiaries (the “Company”) as of December 25, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 25, 2022, of the Company and our report dated March 2, 2023, expressed an unqualified opinion on those financial statements.

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
March 2, 2023

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this item will be contained in Potbelly’s definitive proxy statement for the 2023 Annual Meeting (our “Proxy Statement”) and is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table presents certain information related to Potbelly’s equity incentive plans under which the equity securities are authorized for issuance as of December 25, 2022 (shares in thousands):

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	473	$12.22	996	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	473	$12.22	996
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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Seventh Amended and Restated Certificate of Incorporation of Potbelly Corporation (filed as Exhibit 3.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

3.2	Amended and Restated By-laws of Potbelly Corporation (filed as Exhibit 3.1 to Form 8-K (File No. 001-36104) filed June 12, 2018 and incorporated herein by reference)

4.1	Description of Capital Stock

4.2	Fifth Amended and Restated Registration Rights Agreement (filed as Exhibit 4.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference)

10.1	Potbelly Corporation 2004 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to Form S-1 (File No. 333-190893) filed on August 29, 2013 and incorporated herein by reference) †

10.2	Amended and Restated Potbelly Corporation 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed June 12, 2018 and incorporated herein by reference) †

10.3	Potbelly Corporation 2019 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed May 21, 2019 and incorporated herein by reference) †

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

10.5F
Amendment No. 6, dated January 28, 2022, to the Second Amended and Restated Credit Agreement dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank N.A., as Administrative Agent and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.5F to Form 10-K (File No. 001-36104) filed March 12, 2022 and incorporated herein by reference).

10.5G
Amendment No. 7 dated May 31, 2022, to the Second Amended and Restated Credit Agreement dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank N.A., as Administrative Agent and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to Form 10-Q (File No. 001-36104) filed June 26, 2022 and incorporated herein by reference).

10.5H
Amendment No. 8 dated September 23, 2022, to the Second Amended and Restated Credit Agreement dated as of August 7, 2019, among Potbelly Sandwich Works, LLC, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank N.A., as Administrative Agent and J.P. Morgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to Form 10-Q (File No. 001-36104) filed September 25, 2022 and incorporated herein by reference).

10.6
Credit and Guaranty Agreement, dated as of February 7, 2023, among Potbelly Corporation, the other loan parties named therein, Sagard Holdings Manager LP, as administrative agent, and the lenders set forth therein (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed February 10, 2022 and incorporated herein by reference).

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

10.9
Form of Registration Rights Agreement to be entered into by and among the Company and the persons party thereto (filed as Exhibit 10.3 to Form 8-K (File No. 001-36104) filed February 10, 2021 and incorporated herein by reference).

10.10
Executive Employment Agreement, dated April 6, 2020, between Potbelly Corporation and Steve Cirulis (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed April 13, 2020 and incorporated herein by reference). †

10.11
Executive Employment Agreement, dated July 20, 2020, between Potbelly Corporation and Robert D. Wright (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed July 20, 2020 and incorporated herein by reference). †

Exhibit Number	Description of Exhibit
10.12
Executive Employment Agreement, dated August 28, 2020, between Potbelly Corporation and Adam Noyes (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed September 1, 2020 and incorporated herein by reference). †

10.13	Executive Employment Agreement, dated September 30, 2019, between Potbelly Corporation and Jeff Douglas †

10.14	Executive Employment Agreement, dated November 11, 2020, between Potbelly Corporation and Adiya Dixon †

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

10.19
Restricted Stock Unit Inducement Award Agreement effective as of August 5, 2020, between Potbelly Corporation and Robert D. Wright (filed as Exhibit 10.5 to Form 10-Q (File No. 001-36104) filed November 5, 2020 and incorporated herein by reference). †

10.20
Restricted Stock Unit Inducement Award Agreement effective as of August 28, 2020, between Potbelly Corporation and Adam Noyes (filed as Exhibit 10.6 to Form 10-Q (File No. 001-36104) filed November 5, 2020 and incorporated herein by reference). †

10.21
Employment Agreement Amendment, dated November 2, 2022, between Potbelly Corporation and Robert D. Wright (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed November 2, 2022 and incorporated herein by reference). †

10.22	Form of Performance Stock Unit Award Agreement pursuant to 2019 Long-Term Incentive Plan, As Amended and Restated. †

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit Number	Description of Exhibit
101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
†	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Potbelly Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTBELLY CORPORATION

Dated:	March 2, 2023	/s/ Robert D. Wright
Robert D. Wright
Chief Executive Officer and President

Dated:	March 2, 2023	/s/ Steven Cirulis
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

Signature	Title	Date

/s/ Robert D. Wright	Chief Executive Officer and President; Director (Principal Executive Officer)	March 2, 2023
Robert D. Wright

/s/ Steven Cirulis	Senior Vice President, Chief Financial Officer, Chief Strategy Officer (Principal Financial Officer, Principal Accounting Officer)	March 2, 2023
Steven Cirulis

/s/ Joseph Boehm	Director	March 2, 2023
Joseph Boehm

/s/ Adrian Butler	Director	March 2, 2023
Adrian Butler

/s/ David T. Pearson	Director	March 2, 2023
David T. Pearson

/s/ David Head	Director	March 2, 2023
David Head

/s/ David Near	Director	March 2, 2023
David Near

/s/ Jill Sutton	Director	March 2, 2023
Jill Sutton

/s/ Vann Avedisian	Director	March 2, 2023
Vann Avedisian

/s/ Todd W. Smith	Director	March 2, 2023
Todd W. Smith