Form 10-Q
period 2023-03-26
POTBELLY CORP
filed 2023-05-04
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 26, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2023, the registrant had 29,150,046 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Potbelly Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value data, unaudited)

	March 26, 2023	December 25, 2022
Assets
Current assets
Cash and cash equivalents	$25,596	$15,619
Accounts receivable, net of allowances of $28 and $16 as of March 26, 2023 and December 25, 2022, respectively	7,259	6,420
Inventories	3,541	3,990
Prepaid expenses and other current assets	4,322	4,501
Assets classified as held-for-sale	1,248	—
Total current assets	41,966	30,530

Property and equipment, net	42,543	44,477
Right-of-use assets for operating leases	156,809	160,891
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,122	2,222
Restricted cash	749	—
Deferred expenses, net and other assets	3,296	3,647
Total assets	$250,889	$245,171

Liabilities and equity
Current liabilities
Accounts payable	$10,412	$10,718
Accrued expenses	26,865	30,826
Short-term operating lease liabilities	27,279	27,395
Current portion of long-term debt	1,250	—
Total current liabilities	65,806	68,939

Long-term debt, net of current portion	21,297	8,550
Long-term operating lease liabilities	156,428	160,968
Other long-term liabilities	3,002	2,441
Total liabilities	246,533	240,898

Commitments and contingencies (Note 11)

Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 29,048 and 28,819 shares as of March 26, 2023 and December 25, 2022, respectively	386	384
Warrants	2,253	2,566
Additional paid-in-capital	457,918	455,831
Treasury stock, held at cost, 9,966 and 9,924 shares as of March 26, 2023, and December 25, 2022, respectively	(115,725)	(115,388)
Accumulated deficit	(340,243)	(338,916)
Total stockholders’ equity	4,589	4,477
Non-controlling interest	(233)	(204)
Total equity	4,356	4,273

Total liabilities and equity	$250,889	$245,171
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data, unaudited)

	For the Quarter Ended
	March 26, 2023	March 27, 2022
Revenues
Sandwich shop sales, net	$116,947	$97,431
Franchise royalties, fees and rent income	1,323	790
Total revenues	118,270	98,221

Expenses
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	32,620	27,308
Labor and related expenses	36,502	33,253
Occupancy expenses	13,310	13,845
Other operating expenses	20,484	18,105
Franchise support, rent and marketing expenses	591	120
General and administrative expenses	9,969	8,518
Depreciation expense	2,971	3,136
Pre-opening costs	22	—
Loss on Franchise Growth Acceleration Initiative activities	949	—
Impairment, loss on disposal of property and equipment and shop closures	1,045	1,319
Total expenses	118,463	105,604
Loss from operations	(193)	(7,383)

Interest expense, net	667	327
Loss on extinguishment of debt	239	—
Loss before income taxes	(1,099)	(7,710)
Income tax expense	105	177
Net loss	(1,204)	(7,887)
Net income attributable to non-controlling interest	123	26
Net loss attributable to Potbelly Corporation	$(1,327)	$(7,913)

Net loss per common share attributable to common stockholders:
Basic	$(0.05)	$(0.28)
Diluted	$(0.05)	$(0.28)
Weighted average shares outstanding:
Basic	28,907	28,396
Diluted	28,907	28,396

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Equity (Deficit)
(amounts and shares in thousands, unaudited)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity (Deficit)
	Shares	Amount
Balance at December 26, 2021	28,380	$380	$(114,577)	$2,566	$452,570	$(343,261)	$(95)	$(2,417)
Net income (loss)	—	—	—	—	—	(7,913)	26	(7,887)
Shares issued under equity compensation plan	81	1	(279)	—	—	—	—	(278)
Distributions to non-controlling interest	—	—	—	—	—	—	(120)	(120)
Stock-based compensation expense	—		—	—	675	—	—	675
Balance at March 27, 2022	28,461	$381	$(114,856)	$2,566	$453,245	$(351,174)	$(189)	$(10,027)

Balance at December 25, 2022	28,819	$384	$(115,388)	$2,566	$455,831	$(338,916)	$(204)	$4,273
Net income	—	—	—	—	—	(1,327)	123	(1,204)
Shares issued under equity compensation plan	70	1	(337)	—	(1)	—	—	(337)
Proceeds from exercise of warrants	159	1	—	(313)	1,177	—	—	865
Distributions to non-controlling interest	—	—	—	—	—	—	(152)	(152)
Stock-based compensation expense	—	—	—	—	911	—	—	911
Balance at March 26, 2023	29,048	$386	$(115,725)	$2,253	$457,918	$(340,243)	$(233)	$4,356
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in thousands, unaudited)

	For the Quarter Ended
	March 26, 2023	March 27, 2022
Cash flows from operating activities:
Net loss	$(1,204)	$(7,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,971	3,136
Noncash lease expense	6,127	6,487
Deferred income tax	1	5
Stock-based compensation expense	911	675
Asset impairment, loss on disposal of property and equipment and shop closures	843	1,319
Loss on Franchise Growth Acceleration Initiative activities	936	—
Loss on extinguishment of debt	224	—
Other operating activities	85	67
Changes in operating assets and liabilities:
Accounts receivable, net	(847)	(1,116)
Inventories	274	186
Prepaid expenses and other assets	136	(171)
Accounts payable	(507)	1,039
Operating lease liabilities	(6,923)	(7,055)
Accrued expenses and other liabilities	(3,684)	(4,424)
Net cash used in operating activities:	(657)	(7,739)

Cash flows from investing activities:
Purchases of property and equipment	(3,312)	(1,378)
Proceeds from sale of refranchised shops	96	—
Net cash used in investing activities:	(3,216)	(1,378)

Cash flows from financing activities:
Borrowings under Term Loan	25,000	—
Principal payments made for Term Loan	(313)	—
Borrowings under revolving credit facility	14,600	10,000
Repayments under revolving credit facility	(23,150)	(5,550)
Payment of debt issuance costs	(2,204)	(40)
Proceeds from exercise of warrants	865	—
Employee taxes on certain stock-based payment arrangements	(47)	(33)
Distributions to non-controlling interest	(152)	(120)
Net cash provided by financing activities:	14,599	4,257

Net increase (decrease) in cash and cash equivalents and restricted cash	10,726	(4,860)
Cash and cash equivalents and restricted cash at beginning of period	15,619	14,353
Cash and cash equivalents and restricted cash at end of period	$26,345	$9,493

Supplemental cash flow information:
Income taxes paid	$55	$—
Interest paid	$787	$159

Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$978	$460
Unpaid liability for employee taxes on certain stock-based payment arrangements	$305	$246
See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)
(1) Organization and Other Matters
Business
Potbelly Corporation, a Delaware corporation, together with its subsidiaries (collectively referred to as "the Company", "Potbelly", "we", "us" or "our"), owns and operates 373 company-owned shops in the United States as of March 26, 2023. Additionally, Potbelly franchisees operate 53 shops domestically.
Basis of Presentation
The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly Corporation and its subsidiaries and the notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2022. The unaudited condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly our balance sheet as of March 26, 2023 and December 25, 2022, our statement of operations for the quarter ended March 26, 2023 and March 27, 2022, the statement of equity for the quarter ended March 26, 2023 and March 27, 2022, and our statement of cash flows for the quarter ended March 26, 2023 and March 27, 2022 have been included. The condensed consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
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
Fiscal Year
We use a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2023 consists of 53 weeks and fiscal year 2022 consists of 52 weeks. The fiscal quarters ended March 26, 2023 and March 27, 2022 each consisted of 13 weeks.
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
Franchise Growth Acceleration Initiative
On March 2, 2022, we announced our Franchise Growth Acceleration Initiative, which included a plan to grow our franchise units domestically through multi-unit shop development area agreements, which may include refranchising certain company-operated shops. Deals for refranchised shops will include commitments for developing new shops to fully penetrate existing markets for which we collect development agreement fees from the franchisee.

All gains and losses recognized on sales of shops and other expenses incurred to execute a refranchising transaction are included in Loss on Franchising Growth Acceleration Initiative activities in the condensed consolidated statement of operations. Development agreement fees received are recorded in the consolidated balance sheets as accrued expenses or other long-term liabilities, and amortized over the term of the franchise agreement once the shops are opened. During the first quarter of 2023, we executed our first refranchising transaction, which is further discussed in Note 8.
Restricted Cash
As of March 26, 2023, we had restricted cash related to funds held in a money market account as collateral for letters of credit to certain lease agreements.
The reconciliation of cash and cash equivalents and restricted cash presented in the condensed consolidated balance sheets to the total amount shown in our condensed consolidated statements of cash flows is as follows:

	March 26,	December 26,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,596	$15,619
Restricted cash, noncurrent	749	—
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$26,345	$15,619
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
Expenses incurred by the Brand Fund are recorded to company-operated and franchised shops based on a percentage of sales. Company-operated Brand Fund expense is included within other operating expenses in our condensed consolidated statements of operations. Franchisee Brand Fund expense is presented within franchise support, rent and marketing expenses in our condensed consolidated statements of operations.
Recent Accounting Pronouncements
We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the condensed consolidated financial statements.
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
For the quarter ended March 26, 2023, revenue recognized from all revenue sources on point in time sales was $117.9 million, and revenue recognized from sales over time was $0.4 million. For the quarter ended March 27, 2022, revenue recognized from all revenue sources on point in time sales was $97.9 million and revenue recognized from sales over time was $0.3 million.

Franchise Revenue, including Rent Income
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
We also earn rent income from properties leased by Potbelly and subleased to franchisees. Rent income is recognized on a straight-line basis over the operating lease terms. See Note 6 for further detail.
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
We recognized gift card breakage income of $0.2 million and $0.2 million for the quarter ended March 26, 2023 and March 27, 2022, respectively, which is recorded within net sandwich shop sales in our condensed consolidated statements of operations.
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
The opening and closing balances of our current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 25, 2022	$7,008	$1,677
Ending balance as of March 26, 2023	6,553	2,229
Increase (Decrease) in contract liability	$(455)	$552

The aggregate value of remaining performance obligations on outstanding contracts was $8.8 million as of March 26, 2023. We expect to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2023	$5,786
2024	479
2025	378
2026	202
2027	142
Thereafter	1,795
Total revenue recognized	$8,782
For the quarter ended March 26, 2023, the amount of revenue recognized related to the December 25, 2022 liability ending balance was $1.3 million. For quarter ended March 27, 2022, the amount of revenue recognized related to the December 26, 2021 liability ending balance was $1.1 million. This revenue is related to the recognition of gift card redemptions and upfront franchise fees. For the quarter ended March 26, 2023 and March 27, 2022, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.
(3) Fair Value Measurement
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.
The book value of the long-term and short-term debt under the Credit Agreement, which is further discussed in Note 7, is considered to approximate its fair value as of March 26, 2023 as the interest rates are considered in line with current market rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
We assess potential impairments to our long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the quarter ended March 26, 2023, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.7 million for the quarter ended March 26, 2023.
(4) Earnings (Loss) Per Share
Basic and diluted income (loss) per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share attributable to common stockholders is computed by dividing the income (loss) allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the quarters ended March 26, 2023 and March 27, 2022, we had a loss per share, and therefore potentially dilutive shares were excluded from the calculation.

The following table summarizes the loss per share calculation:

	For the Quarter Ended
	March 26, 2023	March 27, 2022
Net loss attributable to Potbelly Corporation	$(1,327)	$(7,913)
Weighted average common stock outstanding-basic	28,907	28,396
Plus: Effect of potentially dilutive stock-based compensation awards	—	—
Plus: Effect of potential warrant exercise	—	—
Weighted average common shares outstanding-diluted	28,907	28,396
Loss per share available to common stockholders-basic	$(0.05)	$(0.28)
Loss per share available to common stockholders-diluted	$(0.05)	$(0.28)
Potentially dilutive shares that are considered anti-dilutive:
Shares	2,831	1,735
(5) Income Taxes
The interim tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that occur during the quarter. We regularly assess the need for a valuation allowance related to our deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019, resulting in a non-cash charge to income tax expense of $13.6 million. We continue to maintain a valuation allowance against all of our deferred tax assets as of March 26, 2023. We did not provide for an income tax benefit on our pre-tax income (loss) for the quarter ended March 26, 2023 and March 27, 2022. We assess the likelihood of the realization of our deferred tax assets each quarter and the valuation allowance is adjusted accordingly.
On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law. The IRA has not had a material impact on our condensed consolidated financial statements.
(6) Leases
We determine if an arrangement is a lease at inception of the arrangement. We lease retail shops and warehouse and office space under operating leases. Our leases generally have terms of ten years and most include options to extend the leases for additional five-year periods. For leases with renewal periods at our option, we determine the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease. In addition, we lease certain properties from third parties that we sublease to franchisees. We remain primarily liable to the landlord for the performance of all obligations in the event that the sublessee does not perform its obligations under the lease. All of our subleases are classified as operating leases with fixed and variable income.
Lessee Disclosures
We did not terminate any leases during the quarter ended March 26, 2023.
Operating lease term and discount rate were as follows:

	March 26, 2023	March 27, 2022
Weighted average remaining lease term (years)	6.54	7.06
Weighted average discount rate	8.37%	8.06%
Certain of our operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops. Pass-through charges and payments based on percentage rent are included within variable lease cost.

The components of lease cost were as follows (in thousands):

		For the Quarter Ended
	Classification	March 26, 2023	March 27, 2022
Operating lease cost	Occupancy, General and administrative expenses and Franchise support, rent and marketing expenses	9,842	10,305
Variable lease cost	Occupancy and Franchise support, rent and marketing expenses	3,541	3,462
Total lease cost		13,383	13,767
Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	For the Quarter Ended
	March 26, 2023	March 27, 2022
Operating cash flows rent paid for operating lease liabilities	10,698	10,594
Operating right-of-use assets obtained in exchange for new operating lease liabilities	2,883	3,382
Reduction in operating right-of-use assets due to lease terminations and modifications	—	—
As of March 26, 2023, we had no real estate leases entered into that had not yet commenced.
Maturities of lease liabilities were as follows (in thousands) as of March 26, 2023:

Operating Leases
Remainder of 2023	31,133
2024	40,930
2025	38,145
2026	34,247
2027	28,662
2028	22,128
Thereafter	46,447
Total lease payments	241,692
Less: imputed interest	(57,985)
Present value of lease liabilities	183,707
Lessor Disclosures
We recognized $0.1 million in franchise rent income, which is included in franchise royalties, fees and rent income in the condensed consolidated statement of operations. We incurred $0.1 million in expenses associated with these leases, which are included in franchise support, rent and marketing expenses in the condensed consolidated statement of operations. The components of lease income were as follows (in thousands):

	For the Quarter Ended
	March 26, 2023	March 27, 2022
Number of subleases	8	—

Operating lease income	$120	$—
Variable lease income	14	—
Franchise rent income	$134	$—

(7) Debt and Credit Facilities
The components of long-term debt were as follows (in thousands):

	March 26, 2023	December 25, 2022
Revolving credit facility	$—	$8,550
Term loan credit facility	24,688	—
Unamortized debt issuance costs	(2,141)	—
Less: current portion of long-term debt	(1,250)	—
Total long-term debt	$21,297	$8,550
Term Loan Credit Facility
On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “Credit Agreement”) with Sagard Holdings Manager LP as administrative agent (the “Administrative Agent”). The Credit Agreement provides for a term loan facility with an aggregate commitment of $25 million (the “Term Loan”). Concurrent with entry into the Credit Agreement, we repaid in full and terminated the obligations and commitments under our existing senior secured credit facility (the “Former Credit Facility”). Upon termination of the Former Credit Facility, we recognized a loss on extinguishment of debt of $0.2 million. The remaining proceeds from the Term Loan were used to pay related transaction fees and expenses, and for general corporate purposes.
The Credit Agreement is scheduled to mature on February 7, 2028. We are required to make principal payments equal to 1.25% of the initial principal of the Term Loan on the last business day of each fiscal quarter. If not previously paid, any remaining principal balance must be repaid on the maturity date.
Loans under the Credit Agreement will initially bear interest, at the Company’s option, at either the term SOFR plus 9.25% per annum or base rate plus 8.25% per annum.
As of March 26, 2023, the effective interest rate was 15.07%.
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
Subject to certain customary exceptions, obligations under the Credit Agreement are guaranteed by the Company and all of the Company’s current and future wholly owned material domestic subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Company and its subsidiary guarantors.
The Credit Agreement contains customary representations and affirmative and negative covenants. Among other things, these covenants restrict the Company’s and certain of its subsidiaries’ ability to incur indebtedness, make certain investments, pay dividends or repurchase stock, and make dispositions and acquisitions. In addition, the Credit Agreement requires that the Company and its wholly-owned subsidiaries maintain certain total net leverage ratios as set forth in the Credit Agreement, an average liquidity amount that shall not be less than $10 million, maximum capital expenditures per year as set forth in the Credit Agreement and fixed charge coverage ratios as set forth in the Credit Agreement.
The Credit Agreement also contains customary events of default. If an event of default occurs, the Administrative Agent and lenders are entitled to take various actions, including the acceleration of amounts due under the Credit Agreement, termination of commitments thereunder and all other actions permitted to be taken by a secured creditor.
In connection with entering into the Credit Agreement, we paid $2.2 million in debt issuance costs, all of which were capitalized. During the quarter ended March 26, 2023, we amortized $0.1 million of debt issuance costs using the effective interest method, which is included in interest expense in the condensed consolidated statement of operations. As of March 26, 2023, we had $24.7 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.
(8) Franchise Growth Acceleration Initiative
On March 2, 2022, we announced our Franchise Growth Acceleration Initiative, which included a plan to grow our franchise units domestically through multi-unit shop development area agreements, which may include refranchising certain company-operated shops. Deals for refranchised shops will include commitments for developing new shops to fully penetrate existing markets for which we collect development agreement fees from the franchisee.

The following is a summary of the activities recorded as a result of the Franchise Growth Acceleration initiative during the quarter ended March 26, 2023 and March 27, 2022:

	For the Quarter Ended
	March 26, 2023	March 27, 2022
Number of shops sold to franchisees	8	—

Proceeds from sale of company-operated shops	$100	$—
Net assets sold	(512)	—
Goodwill related to the company-operated shops sold to franchisee	(21)	—
Loss on sale of company-operated shops, net	(433)	—

Adjustment to recognize held-for-sale assets at fair value	(503)	—
Other expenses(a)	(13)	—
Loss on Franchise Growth Acceleration Initiative activities	$(949)	$—
______________________________
(a)These costs primarily include professional service fees and travel expenses incurred to execute the refranchise transaction.

Refranchise Transactions
On March 6, 2023, we finalized a multi-unit development agreement along with our first refranchising deal in New York City. This agreement included a development commitment for 13 new shops over the next eight years, and the refranchise of eight shops, the ownership of which was fully transferred to the franchisee on March 6, 2023. We recognized a loss of $0.4 million related to the sale of these shops calculated based on the purchase price of the assets held at the company-operated shops less the net assets disposed of, including an allocated portion of goodwill.
Assets held-for-sale
As of March 26, 2023, we had assets held-for-sale of $1.2 million, primarily consisting of property and equipment held at company-operated shops that we plan to sell within the next year to new or existing franchisees. Long-lived assets that meet the held-for-sale criteria are reported at the lower of their carrying value or fair value less estimated costs to sell. During the quarter ended March 26, 2023, we recorded an adjustment of $0.5 million to recognize the held-for-sale assets at fair value, which is included in loss on Franchising Growth Acceleration Initiative activities in the condensed consolidated statement of operations. The estimated fair value of the assets held-for-sale is based upon Level 2 inputs, which includes a sales agreement.
(9) Capital Stock
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter ended March 26, 2023, we did not repurchase any shares of our common stock under the stock repurchase program. We do not have plans to repurchase any common stock under our stock repurchase program at this time.
On February 9, 2021, we closed on a Securities Purchase Agreement (the "SPA") for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are initially exercisable commencing August 13, 2021 through their expiration date of August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. During the quarter ended March 26, 2023, 158,767 warrants were exercised at the exercise price of $5.45 per warrant. As of March 26, 2023, we had 1,141,094 warrants outstanding that are exercisable through August 12, 2026.
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the "Shares"), from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of March 26, 2023, we have not sold any shares under the Sales Agreement.
(10) Stock-Based Compensation
Stock options
We have awarded stock options to certain employees including our senior leadership team. The number of options and exercise price of each option is determined by an independent committee designated by our Board of Directors. The options granted are generally exercisable over a 10-year period from the date of the grant. Outstanding options expire on various dates through the year 2028. The range of exercise prices for the outstanding options as of March 26, 2023 is $9.47 and $20.53 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.
A summary of stock option activity is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 25, 2022	473	$12.22	$—	1.46
Granted	—	—
Exercised	—	—
Canceled	(49)	9.52
Outstanding—March 26, 2023	424	12.53	$—	1.27
Exercisable—March 26, 2023	424	$12.53	$—	1.27
Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. We did not recognize stock-based compensation expense related to stock options for the quarter ended March 26, 2023. As of March 26, 2023, we do not have unrecognized stock-based compensation expense related to stock options. We record stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.
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

A summary of RSU activity is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 25, 2022	908	$4.25
Granted	185	5.49
Vested	(111)	8.18
Canceled	(43)	6.31
Non-vested as of March 26, 2023	939	$4.38
For the quarter ended March 26, 2023, we recognized stock-based compensation expense related to RSUs of $0.6 million. For the quarter ended March 27, 2022, we recognized stock-based compensation expense related to RSUs of $0.6 million. As of March 26, 2023, unrecognized stock-based compensation expense for RSUs was $4.4 million, which will be recognized through fiscal year 2024.
Performance stock units
We award performance share units ("PSUs") to certain of our employees. We have PSUs that have certain vesting conditions based upon our stock price and relative stock performance. We also have PSUs that are based solely on stock price.
Because these PSUs are subject to service and market vesting conditions, we determine the fair market value of each grant using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the quarter ended March 26, 2023, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.3 million.
A summary of activity for PSUs with market vesting conditions for the quarter ended March 26, 2023 is as follows:

PSUs	Number of PSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 25, 2022	275	9.34
Granted	92	3.63
Vested	—	—
Canceled	(40)	6.24
Non-vested as of March 26, 2023	327	7.74
(11) Commitments and Contingencies
We are subject to legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. We accrue for such liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, our estimates of the outcomes of these matters and our experience in contesting, litigating and settling other similar matters. In the opinion of management, the amount of ultimate liability with respect to those actions should not have a material adverse impact on our financial position or results of operations and cash flows.
Many of the food products we purchase are subject to changes in the price and availability of food commodities, including, among other things, beef, poultry, grains, dairy and produce. We work with our suppliers and use a mix of forward pricing protocols for certain items including agreements with our supplier on fixed prices for deliveries at a time in the future and agreements on a fixed price with our suppliers for the duration of those protocols. We also utilize formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. Our use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less). Such contracts are used in normal purchases of our food products and not for speculative purposes, and as such are not required to be evaluated as derivative instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to our future financial position and results of operations, our ability to grow our brand in new and existing markets, and the implementation and results of strategic initiatives, including our "Traffic-Driven Profitability" Five-Pillar strategic plan. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "strives," "goal," "estimates," "forecasts," "projects" or "anticipates" and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, the potential future impact of COVID-19 on our business and results of operations; compliance with covenants in our credit facility; competition; general economic conditions including any impact from inflation; our ability to successfully implement our business strategy; the success of our initiatives to increase sales and traffic, including the success of our franchising initiatives; changes in commodity, energy, labor and other costs; our ability to attract and retain management and employees and adequately staff our restaurants; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
We strive to be proactive and deliberate in our efforts to drive profitable growth in our existing business. Our "Traffic-Driven Profitability" Five-Pillar strategic plan includes a prioritized set of low-cost strategic investments that we believe will deliver strong returns. The five pillars are:
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
We are actively executing against our Franchise Growth Acceleration Initiative which includes the goal of refranchising approximately 25% of our company-operated shops over the next three years and executing area development agreements with franchisees to develop additional Potbelly shops in specific markets.
The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company- Operated	Franchise- Operated	Total Company
Shops as of December 26, 2021	397	46	443
Shops opened	—	—	—
Shops closed	(3)	—	(3)
Shops refranchised	—	—	—
Shops as of March 27, 2022	394	46	440

Shops as of December 25, 2022	384	45	429
Shops opened	—	—	—
Shops closed	(3)	—	(3)
Shops refranchised	(8)	8	—
Shops as of March 26, 2023	373	53	426
Impact of COVID-19 and Other Impacts on Our Business
The COVID-19 pandemic significantly impacted economic conditions in the United States where all our shops are located during portions of 2020 and 2021. During the first quarter of 2022, there were increases in the number of COVID-19 cases, including the Omicron variant which impacted our shops during a portion of that quarter. The impact of COVID-19 on our financial results and operations decreased significantly throughout 2022. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, franchisees, stakeholders and communities.
Key Performance Indicators
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how the business is performing are comparable store sales, number of company-operated shop openings, shop-level profit margins, and Adjusted EBITDA.
Company-Operated Comparable Store Sales
Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable store base to include those shops open for 15 months or longer. As of the quarters ended March 26, 2023 and March 27, 2022, there were 376 and 388 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the comparable store sales calculation, a transaction is defined as an entrée, which includes sandwiches, salads and bowls of soup or mac and cheese.
Number of Company-Operated Shop Openings
The number of company-operated shop openings reflects the number of shops opened during a particular reporting period. Before we open new shops, we incur pre-opening costs. Often, new shops open with an initial start-up period of higher-than-normal sales volumes, which subsequently decrease to stabilized levels. While sales volumes are generally higher during the initial opening period, new shops typically experience normal inefficiencies in the form of higher cost of sales, labor and other direct operating expenses and as a result, shop-level profit margins are generally lower during the start-up period of operation. The average start-up period is 10 to 13 weeks. With our focus on franchise shop development, we expect company shop development to be limited in 2023.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income before depreciation and amortization, interest expense and provision for income taxes, adjusted for the impact of the following items that we do not consider representative of ongoing operating performance: stock-based compensation expense, impairment and shop closure expenses, gain or loss on disposal of property and equipment, and gain or loss on Franchise Growth Acceleration Initiative activities, as well as other one-time, non-recurring charges. Adjusted EBITDA is not required by or presented in accordance with U.S. GAAP. We believe that Adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

Quarter Ended March 26, 2023 Compared to Quarter Ended March 27, 2022
The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands):

	For the Quarter Ended				Increase (Decrease)	Percent Change
	March 26, 2023	% of Revenues	March 27, 2022	% of Revenues
Revenues
Sandwich shop sales, net	$116,947	98.9%	$97,431	99.2%	$19,516	20.0%
Franchise royalties, fees and rent income	1,323	1.1	790	0.8	533	67.5
Total revenues	118,270	100.0	98,221	100.0	20,049	20.4

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	32,620	27.9	27,308	28.0	5,312	19.5
Labor and related expenses	36,502	31.2	33,253	34.1	3,249	9.8
Occupancy expenses	13,310	11.4	13,845	14.2	(535)	(3.9)
Other operating expenses	20,484	17.5	18,105	18.6	2,379	13.1

(Percentages stated as a percent of total revenues)
Franchise support, rent and marketing expenses	591	0.5	120	0.1	471	392.5
General and administrative expenses	9,969	8.4	8,518	8.7	1,451	17.0
Depreciation expense	2,971	2.5	3,136	3.2	(165)	(5.3)
Pre-opening costs	22	NM	—	NM	22	NM
Loss on Franchise Growth Acceleration Initiative activities	949	0.8	—	NM	949	NM
Impairment, loss on disposal of property and equipment and shop closures	1,045	0.9	1,319	1.3	(274)	(20.8)
Total expenses	118,463	100.2	105,604	107.5	12,859	12.2
Loss from operations	(193)	(0.2)	(7,383)	(7.5)	7,190	NM

Interest expense, net	667	0.6	327	0.3	340	104.0
Loss on extinguishment of debt	239	0.2	—	NM	239	NM
Loss before income taxes	(1,099)	(0.9)	(7,710)	(7.8)	6,611	NM
Income tax expense	105	NM	177	0.2	(72)	(40.7)
Net loss	(1,204)	(1.0)	(7,887)	(8.0)	6,683	NM
Net income attributable to non-controlling interest	123	0.1	26	NM	97	373.1
Net loss attributable to Potbelly Corporation	$(1,327)	(1.1)%	$(7,913)	(8.1)%	$6,586	NM	%

	For the Quarter Ended
Other Key Performance Indicators	March 26, 2023		March 27, 2022		Increase (Decrease)
Comparable store sales	22.2%		24.4%		(2.2)%
Shop-level profit margin(1)	12.0%		5.0%		6.9%
Adjusted EBITDA(1)	$5,560		$(2,279)		$7,839
_____________________________________
(1) - Reconciliation below for Non-GAAP measures
"NM" - Amount is not meaningful

Revenues
Total revenues increased by $20.0 million, or 20.4%, to $118.3 million during the quarter ended March 26, 2023, from $98.2 million during the quarter ended March 27, 2022. This increase was primarily driven by the sustained recovery of our shops in central business districts and airport locations, improved performance of our catering channel, successful marketing programs, and increased prices to offset cost inflation. Additionally, during the first quarter of 2022, there were increases in the number of COVID-19 cases, including the Omicron variant, which impacted our shops during a portion of that quarter. Company-operated comparable store sales resulted in an increase in revenue of $21.3 million, or 22.2%. The increase in revenue also included sales from shops that were temporarily closed in 2022. These increases were partially offset by a decrease in sales from shops that have either permanently closed or been refranchised since the first quarter of 2022. Additionally, revenue from franchise royalties, fees and rent income increased by $0.5 million, or 67.5%.
Food, beverage, and packaging costs
Food, beverage, and packaging costs increased by $5.3 million, or 19.5%, to $32.6 million during the quarter ended March 26, 2023, from $27.3 million during the quarter ended March 27, 2022. This increase was primarily driven by an increase in shop sales volume and increased costs of our food and paper supplies, specifically proteins and bread. As a percentage of sandwich shop sales, food, beverage, and packaging costs decreased to 27.9% during the quarter ended March 26, 2023, from 28.0% during the quarter ended March 27, 2022, primarily driven by increased menu prices, partially offset by the increased costs as previously noted.
Labor and Related Expenses
Labor and related expenses increased by $3.2 million, or 9.8%, to $36.5 million during the quarter ended March 26, 2023, from $33.3 million for the quarter ended March 27, 2022, primarily driven by an increase in shop sales volumes and higher shop labor wage rates as a result of labor availability challenges in certain restaurants. As a percentage of sandwich shop sales, labor and related expenses decreased to 31.2% during the quarter ended March 26, 2023, from 34.1% for the quarter ended March 27, 2022, primarily driven by sales leverage in certain labor related costs not directly variable with sales.
Occupancy Expenses
Occupancy expenses decreased by $0.5 million, or 3.9%, to $13.3 million during the quarter ended March 26, 2023, from $13.8 million during the quarter ended March 27, 2022, primarily due to a decrease in fixed lease expenses as a result of lease concessions and restructurings completed in the prior year, partially offset by an increase in variable lease expenses. As a percentage of sandwich shop sales, occupancy expenses decreased to 11.4% for the quarter ended March 26, 2023, from 14.2% for the quarter ended March 27, 2022, primarily due to increased sales leverage in certain occupancy related costs which are not variable with sales, as well as the impact of the lease concessions and restructurings as previously noted.
Other Operating Expenses
Other operating expenses increased by $2.4 million, or 13.1%, to $20.5 million during the quarter ended March 26, 2023, from $18.1 million during the quarter ended March 27, 2022. The increase was primarily related to an increase in marketing and advertising spend and certain items variable with sales, including fees to third-party delivery partners and credit card fees. As a percentage of sandwich shop sales, other operating expenses decreased to 17.5% for the quarter ended March 26, 2023, from 18.6% for the quarter ended March 27, 2022, primarily driven by sales leverage in operating expense items that are not directly variable with sales, such as utilities.
Franchise support, rent and marketing expenses
Franchise support, rent and marketing expenses increased by $471 thousand to $591 thousand during the quarter ended March 26, 2023 compared to $120 thousand during the quarter ended March 27, 2022, driven by increased marketing and advertising expenses, as well as an increase in franchise rent expenses as a result of the refranchising transaction executed this quarter.
General and Administrative Expenses
General and administrative expenses increased by $1.5 million, or 17.0%, to $10.0 million during the quarter ended March 26, 2023, from $8.5 million during the quarter ended March 27, 2022. This increase was primarily driven by an increase in payroll costs and bonus accrual expense. As a percentage of revenues, general and administrative expenses decreased to 8.4% for the quarter ended March 26, 2023, from 8.7% for the quarter ended March 27, 2022, primarily driven by an increase in certain costs not directly variable with sales.
Depreciation Expense
Depreciation expense decreased by $0.2 million, or 5.3%, to $3.0 million during the quarter ended March 26, 2023, from $3.1 million during the quarter ended March 27, 2022. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. As a percentage of revenues, depreciation was 2.5% during the quarter ended March 26, 2023, a decrease from 3.2% for the quarter ended March 27, 2022.
Loss on Franchise Growth Acceleration Initiative activities
Loss on Franchise Growth Acceleration Initiative activities was $0.9 million during the quarter ended March 26, 2023. We did not incur expenses related to these activities during the quarter ended March 27, 2022.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $0.3 million, or 20.8%, to $1.0 million during the quarter ended March 26, 2023, from $1.3 million during the quarter ended March 27, 2022.
After performing a periodic review of our shops during the quarter ended March 26, 2023, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.7 million for the quarter ended March 26, 2023.
During the quarters ended March 26, 2023 and March 27, 2022, we did not incur any lease termination fees.
Interest Expense, Net
Net interest expense was $667 thousand during the quarter ended March 26, 2023 compared to $327 thousand during the quarter ended March 27, 2022, due to higher interest rates and average borrowings outstanding as a result of the Term Loan.
Income Tax Expense
We recognized income tax expense of $105 thousand for the quarter ended March 26, 2023. We recognized income tax expense of $177 thousand for the quarter ended March 27, 2022.

Non-GAAP Financial Measures
Shop-Level Profit (Loss) Margin
Shop-level profit (loss) margin was 12.0% for the quarter ended March 26, 2023. Shop-level profit (loss) margin is not required by, or presented in accordance with U.S. GAAP. We believe shop-level profit (loss) margin is important in evaluating shop-level productivity, efficiency and performance.

	For the Quarter Ended
	March 26, 2023	March 27, 2022
	($ in thousands)
Loss from operations	$(193)	$(7,383)
Less: Franchise royalties, fees and rent income	1,323	790
Franchise support, rent and marketing expenses	591	120
General and administrative expenses	9,969	8,518
Pre-opening costs	22	—
Loss on Franchise Growth Acceleration Initiative activities	949	—
Depreciation expense	2,971	3,136
Impairment, loss on disposal of property and equipment and shop closures	1,045	1,319
Shop-level profit (loss) [Y]	$14,031	$4,920
Total revenues	$118,270	$98,221
Less: Franchise royalties, fees and rent income	1,323	790
Sandwich shop sales, net [X]	$116,947	$97,431
Shop-level profit (loss) margin [Y÷X]	12.0%	5.0%
Adjusted EBITDA
Adjusted EBITDA was $5.6 million for the quarter ended March 26, 2023. Adjusted EBITDA is not required by, or presented in accordance with U.S. GAAP. We believe that Adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

	For the Quarter Ended
	March 26, 2023	March 27, 2022
	($ in thousands)
Net loss attributable to Potbelly Corporation	$(1,327)	$(7,913)
Depreciation expense	2,971	3,136
Interest expense	667	327
Income tax expense	105	177
EBITDA	$2,416	$(4,273)
Impairment, loss on disposal of property and equipment, and shop closures (a)	1,045	1,319
Stock-based compensation	911	675
Loss on extinguishment of debt	239	—
Loss on Franchise Growth Acceleration Initiative activities	949	—
Adjusted EBITDA	$5,560	$(2,279)
______________________________
(a)This adjustment includes costs related to impairment of long-lived assets, loss on disposal of property and equipment and shop closure expenses.

Liquidity and Capital Resources
General
Our ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents, and our Term Loan. In the short term, our primary requirements for liquidity and capital are existing shop capital investments, maintenance, lease obligations, working capital and general corporate needs. Our requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell certain inventory items before we need to pay our suppliers for such items. Company shops do not require significant inventories or receivables.
As of March 26, 2023, we had a cash balance of $25.6 million and total liquidity (cash less restricted cash) of $24.8 million compared to a cash balance of $15.6 million and total liquidity (cash plus amounts available under our Former Credit Facility) of $31.4 million at the end of the previous quarter. We believe that cash from our operations and the cash proceeds received under our the Term Loan will be able to provide sufficient liquidity for at least the next twelve months.
Cash Flows
The following table presents summary cash flow information for the periods indicated (in thousands):

	For the Quarter Ended
	March 26, 2023	March 27, 2022

Net cash provided by (used in):
Operating activities	$(657)	(7,739)
Investing activities	(3,216)	(1,378)
Financing activities	14,599	4,257
Net increase (decrease) in cash	$10,726	$(4,860)
Operating Activities
Net cash used in operating activities decreased to $0.7 million for the quarter ended March 26, 2023, from $7.7 million for the quarter ended March 27, 2022. The $7.1 million change in operating cash was primarily driven by a decrease in loss from operations compared to the prior year.
Investing Activities
Net cash used in investing activities increased to $3.2 million for the quarter ended March 26, 2023, from $1.4 million for the quarter ended March 27, 2022. The $1.8 million increase was primarily due to an increase in capital expenditures. Capital expenditures consist primarily of ongoing investment in our company-owned shops and investment in our digital platforms.
Financing Activities
Net cash provided by financing activities increased to $14.6 million for the quarter ended March 26, 2023, from $4.3 million for the quarter ended March 27, 2022. The $10.3 million increase in financing cash was primarily driven by net proceeds from the Term Loan executed in the first quarter of 2023.
Term Loan
On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “Credit Agreement”) with Sagard Holdings Manager LP as administrative agent (the “Administrative Agent”). The Credit Agreement provides for a term loan facility with an aggregate commitment of $25 million (the “Term Loan”). Concurrent with entry into the Credit Agreement, we repaid in full and terminated the obligations and commitments under our existing senior secured credit facility (the “Former Credit Facility”). The remaining proceeds from the Term Loan were used to pay related transaction fees and expenses, and for general corporate purposes.
The Credit Agreement is scheduled to mature on February 7, 2028. We are required to make principal payments equal to 1.25% of the initial principal of the Term Loan on the last business day of each fiscal quarter. If not previously paid, any remaining principal balance must be repaid on the maturity date.
Loans under the Credit Agreement will initially bear interest, at the Company’s option, at either the term SOFR plus 9.25% per annum or base rate plus 8.25% per annum.
As of March 26, 2023, the effective interest rate was 15.07%.
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
Subject to certain customary exceptions, obligations under the Credit Agreement are guaranteed by the Company and all of the Company’s current and future wholly owned material domestic subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Company and its subsidiary guarantors.
The Credit Agreement contains customary representations and affirmative and negative covenants. Among other things, these covenants restrict the Company’s and certain of its subsidiaries’ ability to incur indebtedness, make certain investments, pay dividends or repurchase stock, and make dispositions and acquisitions. In addition, the Credit Agreement requires that the Company and its wholly-owned subsidiaries maintain certain total net leverage ratios as set forth in the Credit Agreement, an average liquidity amount that shall not be less than $10 million, maximum capital expenditures per year as set forth in the Credit Agreement and fixed charge coverage ratios as set forth in the Credit Agreement.
The Credit Agreement also contains customary events of default. If an event of default occurs, the Administrative Agent and lenders are entitled to take various actions, including the acceleration of amounts due under the Credit Agreement, termination of commitments thereunder and all other actions permitted to be taken by a secured creditor.

As of March 26, 2023, we had $24.7 million outstanding under the Term Loan. We are currently in compliance with all financial debt covenants.

Stock Repurchase Program
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter ended March 26, 2023, we did not repurchase any shares of our common stock under the stock repurchase program. We do not have plans to repurchase any common stock under our stock repurchase program at this time.

Equity Offering Program
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the "Shares"), from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of March 26, 2023, we have not sold any shares under the Sales Agreement.

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
New and Revised Financial Accounting Standards
See Note 1 to the Consolidated Financial Statements for a description of recently issued Financial Accounting Standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 25, 2022. Our exposures to market risk have not changed materially since December 25, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 26, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 26, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 26, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings is provided in Note 11 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is contained in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 25, 2022. There have been no material changes to our Risk Factors as previously reported.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the quarter ended March 26, 2023 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
December 26, 2022 - January 22, 2023	3	$7.47	—	$37,982
January 23, 2023 - February 19, 2023	1	$7.99	—	$37,982
February 20, 2023 - March 26, 2023	37	$8.19	—	$37,982
Total number of shares purchased:	41		—
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

POTBELLY CORPORATION

Date: May 4, 2023	By:	/s/ Steven Cirulis
Steven Cirulis
Chief Financial Officer
(Principal Financial Officer)