Form 10-Q
period 2023-06-25
POTBELLY CORP
filed 2023-08-03
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 25, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2023, the registrant had 29,317,743 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Potbelly Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value data, unaudited)

	June 25, 2023	December 25, 2022
Assets
Current assets
Cash and cash equivalents	$34,261	$15,619
Accounts receivable, net of allowances of $24 and $16 as of June 25, 2023 and December 25, 2022, respectively	8,275	6,420
Inventories	3,534	3,990
Prepaid expenses and other current assets	5,110	4,501
Assets classified as held-for-sale	1,237	—
Total current assets	52,417	30,530

Property and equipment, net	43,485	44,477
Right-of-use assets for operating leases	151,328	160,891
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,122	2,222
Restricted cash	749	—
Deferred expenses, net and other assets	3,368	3,647
Total assets	$256,873	$245,171

Liabilities and equity
Current liabilities
Accounts payable	$9,754	$10,718
Accrued expenses	35,636	30,826
Short-term operating lease liabilities	27,535	27,395
Current portion of long-term debt	1,250	—
Total current liabilities	74,175	68,939

Long-term debt, net of current portion	21,108	8,550
Long-term operating lease liabilities	150,166	160,968
Other long-term liabilities	4,223	2,441
Total liabilities	249,672	240,898

Commitments and contingencies (Note 11)

Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 29,309 and 28,819 shares as of June 25, 2023 and December 25, 2022, respectively	389	384
Warrants	2,219	2,566
Additional paid-in-capital	459,351	455,831
Treasury stock, held at cost, 10,053 and 9,924 shares as of June 25, 2023, and December 25, 2022, respectively	(116,497)	(115,388)
Accumulated deficit	(338,027)	(338,916)
Total stockholders’ equity	7,435	4,477
Non-controlling interest	(234)	(204)
Total equity	7,201	4,273

Total liabilities and equity	$256,873	$245,171
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data, unaudited)

	For the Quarter Ended		For the Year to Date Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Revenues
Sandwich shop sales, net	$124,709	$114,992	$241,656	$212,423
Franchise royalties, fees and rent income	1,914	960	3,237	1,750
Total revenues	126,623	115,952	244,893	214,173

Expenses
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	34,903	32,830	67,523	60,138
Labor and related expenses	37,866	36,121	74,368	69,374
Occupancy expenses	13,083	13,805	26,393	27,650
Other operating expenses	20,925	19,128	41,409	37,233
Franchise support, rent and marketing expenses	1,215	126	1,806	246
General and administrative expenses	11,695	8,827	21,664	17,345
Depreciation expense	2,887	3,030	5,857	6,167
Pre-opening costs	33	—	55	—
Loss on Franchise Growth Acceleration Initiative activities	14	—	963	—
Impairment, loss on disposal of property and equipment and shop closures	658	1,044	1,703	2,363
Total expenses	123,279	114,911	241,741	220,516
Income (loss) from operations	3,344	1,041	3,152	(6,343)

Interest expense, net	1,011	357	1,678	683
Loss on extinguishment of debt	—	—	239	—
Income (loss) before income taxes	2,333	684	1,235	(7,026)
Income tax expense (benefit)	(48)	(24)	57	153
Net income (loss)	2,381	708	1,178	(7,179)
Net income attributable to non-controlling interest	165	134	288	160
Net income (loss) attributable to Potbelly Corporation	$2,216	$574	$890	$(7,339)

Net income (loss) per common share attributable to common stockholders:
Basic	$0.08	$0.02	$0.03	$(0.26)
Diluted	$0.07	$0.02	$0.03	$(0.26)
Weighted average shares outstanding:
Basic	29,199	28,565	29,053	28,481
Diluted	30,088	29,117	29,776	28,481

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Equity (Deficit)
(amounts and shares in thousands, unaudited)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity (Deficit)
	Shares	Amount
Balance at December 26, 2021	28,380	$380	$(114,577)	$2,566	$452,570	$(343,261)	$(95)	$(2,417)
Net income (loss)	—	—	—	—	—	(7,913)	26	(7,887)
Shares issued under equity compensation plan	81	1	(279)	—	—	—	—	(278)
Distributions to non-controlling interest	—	—	—	—	—	—	(120)	(120)
Stock-based compensation expense	—		—	—	675	—	—	675
Balance at March 27, 2022	28,461	381	(114,856)	2,566	453,245	(351,174)	(189)	(10,027)
Net income (loss)	—	—	—	—	—	574	134	708
Shares issued under equity compensation plan	235	2	(325)	—	(3)	—	—	(326)
Distributions to non-controlling interest	—	—	—	—	—	—	(56)	(56)
Stock-based compensation expense	—	—	—	—	820	—	—	820
Balance at June 26, 2022	28,696	$383	$(115,181)	$2,566	$454,062	$(350,600)	$(111)	$(8,881)

Balance at December 25, 2022	28,819	$384	$(115,388)	$2,566	$455,831	$(338,916)	$(204)	$4,273
Net income (loss)	—	—	—	—	—	(1,327)	123	(1,204)
Shares issued under equity compensation plan	70	1	(337)	—	(1)	—	—	(337)
Proceeds from exercise of warrants	159	1	—	(313)	1,177	—	—	865
Distributions to non-controlling interest	—	—	—	—	—	—	(152)	(152)
Stock-based compensation expense	—	—	—	—	911	—	—	911
Balance at March 26, 2023	29,048	$386	$(115,725)	$2,253	$457,918	$(340,243)	$(233)	$4,356
Net income (loss)	—	—	$—	$—	$—	$2,216	$165	$2,381
Shares issued under equity compensation plan	243	3	(772)	—	(2)	—	—	(771)
Proceeds from exercise of warrants	18	—	—	(34)	130	—	—	96
Distributions to non-controlling interest	—	—	—	—	—	—	(166)	(166)
Stock-based compensation expense	—	—	—	—	1,305	—	—	1,305
Balance at June 25, 2023	29,309	$389	$(116,497)	$2,219	$459,351	$(338,027)	$(234)	$7,201
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in thousands, unaudited)

	For the Year to Date Ended
	June 25, 2023	June 26, 2022
Cash flows from operating activities:
Net income (loss)	$1,178	$(7,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,857	6,167
Noncash lease expense	12,386	13,020
Deferred income tax	(81)	9
Stock-based compensation expense	2,216	1,495
Asset impairment, loss on disposal of property and equipment and shop closures	1,061	2,363
Loss on Franchise Growth Acceleration Initiative activities	936	—
Loss on extinguishment of debt	224	—
Other operating activities	209	139
Changes in operating assets and liabilities:
Accounts receivable, net	(1,862)	(1,379)
Inventories	281	(121)
Prepaid expenses and other assets	(240)	12
Accounts payable	(1,222)	455
Operating lease liabilities	(13,707)	(14,183)
Accrued expenses and other liabilities	4,786	1,180
Net cash provided by operating activities:	12,022	1,978

Cash flows from investing activities:
Purchases of property and equipment	(7,281)	(3,115)
Proceeds from sale of refranchised shops	1,362	—
Net cash used in investing activities:	(5,919)	(3,115)

Cash flows from financing activities:
Borrowings under Term Loan	25,000	—
Principal payments made for Term Loan	(625)	—
Borrowings under revolving credit facility	14,600	15,000
Repayments under revolving credit facility	(23,150)	(12,800)
Payment of debt issuance costs	(2,204)	(76)
Proceeds from exercise of warrants	961	—
Employee taxes on certain stock-based payment arrangements	(976)	(507)
Distributions to non-controlling interest	(318)	(176)
Net cash provided by financing activities:	13,288	1,441

Net increase (decrease) in cash and cash equivalents and restricted cash	19,391	304
Cash and cash equivalents and restricted cash at beginning of period	15,619	14,353
Cash and cash equivalents and restricted cash at end of period	$35,010	$14,657

Supplemental cash flow information:
Income taxes paid	$245	$132
Interest paid	$1,446	$236

Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$1,035	$591
Unpaid liability for employee taxes on certain stock-based payment arrangements	$149	$97

See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)
(1) Organization and Other Matters
Business
Potbelly Corporation, a Delaware corporation, together with its subsidiaries (collectively referred to as the "Company", "Potbelly", "we", "us" or "our"), owns and operates 372 company-owned shops in the United States as of June 25, 2023. Additionally, Potbelly franchisees operate 55 shops domestically.
Basis of Presentation
The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly and its subsidiaries and the notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2022. The unaudited condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments, which are of a normal and recurring nature (except as otherwise noted), that are necessary to present fairly our balance sheet as of June 25, 2023 and December 25, 2022, our statement of operations for the quarter and year to date ended June 25, 2023 and June 26, 2022, the statement of equity for the quarter and year to date ended June 25, 2023 and June 26, 2022, and our statement of cash flows for the quarter and year to date ended June 25, 2023 and June 26, 2022 have been included. The condensed consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
We do not have any components of other comprehensive income recorded within our consolidated financial statements and therefore, do not separately present a statement of comprehensive income in our condensed consolidated financial statements.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Potbelly; its wholly owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works, LLC (“PSW”); seven of PSW’s wholly owned subsidiaries and PSW’s six joint ventures, collectively, the “Company.” All intercompany balances and transactions have been eliminated in consolidation. For our six consolidated joint ventures, "non-controlling interest" represents the non-controlling partner’s share of the assets, liabilities and operations related to the joint venture investments. Potbelly has ownership interests ranging from 51-80% in these consolidated joint ventures.
Fiscal Year
We use a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2023 consists of 53 weeks and fiscal year 2022 consists of 52 weeks. The fiscal quarters ended June 25, 2023 and June 26, 2022 each consisted of 13 weeks. The year to date periods ended June 25, 2023 and June 26, 2022 each consisted of 26 weeks.
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
Franchise Growth Acceleration Initiative
On March 2, 2022, we announced our Franchise Growth Acceleration Initiative, which included a plan to grow our franchise units domestically through multi-unit shop development area agreements, which may include refranchising certain company-operated shops. Deals for refranchised shops typically include cash consideration for the sale of the current shops as well as development agreement fees for commitments to develop new shops to fully penetrate existing markets. On an ongoing basis, we collect additional cash consideration for royalties and lease payments.

All losses recognized on sales of shops and other expenses incurred to execute a refranchising transaction are included in Loss on Franchising Growth Acceleration Initiative activities in the condensed consolidated statement of operations. Development agreement fees received are recorded in the consolidated balance sheets as accrued expenses or other long-term liabilities, and amortized over the term of the franchise agreement once the shops are opened. During the first quarter of 2023, we executed our first refranchising transaction. On July 17, 2023, we closed on our second refranchising transaction. Both transactions are further discussed in Note 8. The second refranchising transaction is also discussed in Note 12.
Restricted Cash
As of June 25, 2023, we had restricted cash related to funds held in a money market account as collateral for letters of credit to certain lease agreements.
The reconciliation of cash and cash equivalents and restricted cash presented in the condensed consolidated balance sheets to the total amount shown in our condensed consolidated statements of cash flows is as follows:

	June 25, 2023	December 25, 2022

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$34,261	$15,619
Restricted cash, noncurrent	749	—
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$35,010	$15,619
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
(2) Revenue
We primarily earn revenue at a point in time for sandwich shop sales, which can occur in person at the shop, over our online or app platform, or through a third-party platform. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities. We have other revenue generating activities where revenue is generally recognized over time, as outlined below.

For the year to date ended June 25, 2023, revenue recognized from all revenue sources on point in time sales was $243.7 million, and revenue recognized from sales over time was $1.2 million. For the year to date ended June 26, 2022, revenue recognized from all revenue sources on point in time sales was $213.5 million and revenue recognized from sales over time was $0.7 million.
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
We recognized gift card breakage income of $0.4 million and $0.3 million for the year to date ended June 25, 2023 and June 26, 2022, respectively, which is recorded within net sandwich shop sales in our condensed consolidated statements of operations.
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
The opening and closing balances of our current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 25, 2022	$7,008	$1,677
Ending balance as of June 25, 2023	6,626	3,400
Increase (Decrease) in contract liability	$(382)	$1,723

The aggregate value of remaining performance obligations on outstanding contracts was $10.0 million as of June 25, 2023. We expect to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2023	$5,733
2024	459
2025	465
2026	211
2027	147
Thereafter	3,011
Total revenue recognized	$10,026
For the quarter and year to date ended June 25, 2023, the amount of revenue recognized related to the December 25, 2022 liability ending balance was $0.6 million and $2.0 million, respectively. For quarter ended June 26, 2022, the amount of revenue recognized related to the December 26, 2021 liability ending balance was $0.7 million and $1.8 million. This revenue is related to the recognition of gift card redemptions and upfront franchise fees. For the quarter ended June 25, 2023 and June 26, 2022, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.
(3) Fair Value Measurement
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.
The book value of the long-term and short-term debt under the Credit Agreement, which is further discussed in Note 7, is considered to approximate its fair value as of June 25, 2023 as the interest rates are considered in line with current market rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
We assess potential impairments to our long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the quarter and year to date ended June 25, 2023, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.1 million and $0.7 million for the quarter and year to date ended June 25, 2023.
(4) Earnings (Loss) Per Share
Basic and diluted income (loss) per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share attributable to common stockholders is computed by dividing the income (loss) allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For the year to date ended June 26, 2022, we had a loss per share, and therefore potentially dilutive shares were excluded from the calculation.
The following table summarizes the earnings (loss) per share calculation:

	For the Quarter Ended		For the Year to Date Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net income (loss) attributable to Potbelly Corporation	$2,216	$574	$890	$(7,339)
Weighted average common stock outstanding-basic	29,199	28,565	29,053	28,481
Plus: Effect of potentially dilutive stock-based compensation awards	467	451	360	—
Plus: Effect of potential warrant exercise	422	101	363	—
Weighted average common shares outstanding-diluted	30,088	29,117	29,776	28,481
Income (loss) per share available to common stockholders-basic	$0.08	$0.02	$0.03	$(0.26)
Income (loss) per share available to common stockholders-diluted	$0.07	$0.02	$0.03	$(0.26)
Potentially dilutive shares that are considered anti-dilutive:
Shares	433	637	633	1,906
(5) Income Taxes
The interim tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that occur during the quarter. We regularly assess the need for a valuation allowance related to our deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019, resulting in a non-cash charge to income tax expense of $13.6 million. We continue to maintain a valuation allowance against all of our deferred tax assets as of June 25, 2023. We did not provide for an income tax expense or benefit on our pre-tax income (loss) for the quarter and year to date ended June 25, 2023 and June 26, 2022. We assess the likelihood of the realization of our deferred tax assets each quarter and the valuation allowance is adjusted accordingly.
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
Lessee Disclosures
We did not terminate any leases during the quarter and year to date ended June 25, 2023.
Operating lease term and discount rate were as follows:

	June 25, 2023	June 26, 2022
Weighted average remaining lease term (years)	6.35	6.89
Weighted average discount rate	8.44%	8.11%

Certain of our operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops. Pass-through charges and payments based on percentage rent are included within variable lease cost.
The components of lease cost were as follows (in thousands), which are included in occupancy, general and administrative and franchise support, rent and marketing expense:

	For the Quarter Ended		For the Year Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Operating lease cost	$9,982	10,092	$20,175	20,397
Variable lease cost	3,824	3,692	7,364	7,044
Short-term lease cost	62	104	157	214
Total lease cost	$13,868	13,888	$27,696	27,655
Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	For the Quarter Ended		For the Year Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Operating cash flows rent paid for operating lease liabilities	$10,508	10,804	$21,206	21,398
Operating right-of-use assets obtained in exchange for new operating lease liabilities	1,368	6,794	4,252	10,176
Reduction in operating right-of-use assets due to lease terminations and modifications	$859	1,264	$859	1,264
Maturities of lease liabilities were as follows (in thousands) as of June 25, 2023:

Operating Leases
Remainder of 2023	$20,469
2024	41,337
2025	38,586
2026	34,641
2027	28,906
2028	22,311
Thereafter	46,159
Total lease payments	232,409
Less: imputed interest	(54,709)
Present value of lease liabilities	$177,700
As of June 25, 2023, we had no significant real estate leases entered into that had not yet commenced.
Lessor Disclosures
We recognized $0.5 million and $0.6 million in franchise rent income during the quarter and year to date ended June 25, 2023 respectively, which is included in franchise royalties, fees and rent income in the condensed consolidated statement of operations. During the quarter and year to date ended June 25, 2023, we incurred $0.6 million and $0.7 million in expenses associated with these leases, which are included in franchise support, rent and marketing expenses in the condensed consolidated statement of operations. The components of lease income were as follows (in thousands):

	For the Quarter Ended		For the Year Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Number of subleases	8	—	8	—

Operating lease income	$480	$—	$600	$—
Variable lease income	25	—	38	—
Franchise rent income	$505	$—	$638	$—
(7) Debt and Credit Facilities
The components of long-term debt were as follows (in thousands):

	June 25, 2023	December 25, 2022
Revolving credit facility	$—	$8,550
Term loan credit facility	24,375	—
Unamortized debt issuance costs	(2,017)	—
Less: current portion of long-term debt	(1,250)	—
Total long-term debt	$21,108	$8,550
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
As of June 25, 2023, the effective interest rate was 15.00%.
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
In connection with entering into the Credit Agreement, we paid $2.2 million in debt issuance costs, all of which were capitalized. During the quarter ended June 25, 2023, we amortized $0.2 million of debt issuance costs using the effective interest method, which is included in interest expense in the condensed consolidated statement of operations. As of June 25, 2023, we had $24.4 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.
(8) Franchise Growth Acceleration Initiative
On March 2, 2022, we announced our Franchise Growth Acceleration Initiative, which included a plan to grow our franchise units domestically through multi-unit shop development area agreements, which may include refranchising certain company-operated shops. Deals for refranchised shops typically include cash consideration for the sale of the current shops as well as development agreement fees for commitments to develop new shops to fully penetrate existing markets. On an ongoing basis, we collect additional cash consideration for royalties and lease payments.

The following is a summary of the activities recorded as a result of the Franchise Growth Acceleration initiative during the quarter and year ended June 25, 2023 and June 26, 2022:

	For the Quarter Ended		For the Year to Date Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Number of shops sold to franchisees	—	—	8	—

Proceeds from sale of company-operated shops	$—	$—	$100	$—
Net assets sold	—	—	(512)	—
Goodwill related to the company-operated shops sold to franchisee	—	—	(21)	—
Loss on sale of company-operated shops, net	—	—	(433)	—

Adjustment to recognize held-for-sale assets at fair value	—	—	(503)	—
Other expenses (a)	(14)	—	(27)	—
Loss on Franchise Growth Acceleration Initiative activities	$(14)	$—	$(963)	$—
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
Assets held-for-sale
As of June 25, 2023, we had assets held-for-sale of $1.2 million, primarily consisting of property and equipment held at company-operated shops that we plan to sell within the next year to new or existing franchisees. Long-lived assets that meet the held-for-sale criteria are reported at the lower of their carrying value or fair value less estimated costs to sell. During the quarter ended March 26, 2023, we recorded an adjustment of $0.5 million to recognize the held-for-sale assets at fair value, which is included in loss on Franchising Growth Acceleration Initiative activities in the condensed consolidated statement of operations. The estimated fair value of the assets held-for-sale is based upon Level 2 inputs, which includes a sales agreement. On July 17, 2023, we closed on the sale of these assets and ownership transferred to the franchisee. For the quarter ended June 25, 2023, we received $1.2 million in cash attributable to the sale of these refranchise assets.
(9) Capital Stock
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter ended June 25, 2023, we did not repurchase any shares of our common stock under the stock repurchase program. We do not have plans to repurchase any common stock under our stock repurchase program at this time.
On February 9, 2021, we closed on a Securities Purchase Agreement (the "SPA") for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are initially exercisable commencing August 13, 2021 through their expiration date of August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. During the quarter and year to date ended June 25, 2023, 17,505 and 176,272 warrants were exercised at the exercise price of $5.45 per warrant. As of June 25, 2023, we had 1,123,589 warrants outstanding that are exercisable through August 12, 2026.
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the "Shares"), from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of June 25, 2023, we have not sold any shares under the Sales Agreement.
(10) Stock-Based Compensation
Stock options
We have awarded stock options to certain employees including our senior leadership team. The number of options and exercise price of each option is determined by an independent committee designated by our Board of Directors. The options granted are generally exercisable over a 10-year period from the date of the grant. Outstanding options expire on various dates through the year 2028. The range of exercise prices for the outstanding options as of June 25, 2023 is $10.59 and $20.53 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.

A summary of stock option activity for the year to date ended June 25, 2023 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 25, 2022	473	$12.22	$—	1.46
Granted	—	—
Exercised	—	$—
Canceled	(67)	9.77
Outstanding—June 25, 2023	406	$12.62	$—	1.06
Exercisable—June 25, 2023	406	12.62	$—	1.06
Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. We did not recognize stock-based compensation expense related to stock options for the quarter or year to date ended June 25, 2023 or the quarter ended June 26, 2022. For the year to date ended June 26, 2022, we recognized stock-based compensation expense related to stock options of $0.1 million. As of June 25, 2023, we do not have unrecognized stock-based compensation expense related to stock options. We record stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.
Restricted stock units
We award restricted stock units ("RSUs") to certain employees and certain non-employee members of our Board of Directors. Grants of RSUs to our Board of Director fully vest on the first anniversary of the grant date, or upon termination from the Board of Directors for any reason other than for cause, a pro rata portion of the shares vest on the termination date. The employee grants vest in one-third increments over a three-year period.
A summary of RSU activity for the year to date ended June 25, 2023 is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 25, 2022	908	$4.25
Granted	591	7.41
Vested	(551)	5.08
Canceled	(49)	6.34
Non-vested as of June 25, 2023	899	$6.95
For the quarter and year to date ended June 25, 2023, we recognized stock-based compensation expense related to RSUs of $1.0 million and $1.6 million, respectively. For the quarter and year to date ended June 26, 2022, we recognized stock-based compensation expense related to RSUs of $0.7 million and $1.3 million, respectively. As of June 25, 2023, unrecognized stock-based compensation expense for RSUs was $6.7 million, which will be recognized through fiscal year 2024.
Performance stock units
We award performance share units ("PSUs") to certain of our employees. We have PSUs that have certain vesting conditions based upon our stock price and relative stock performance. We also have PSUs that are based solely on stock price.
Because these PSUs are subject to service and market vesting conditions, we determine the fair market value of each grant using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the quarter and year to date ended June 25, 2023, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.3 million and $0.6 million, respectively. For the quarter and year to date ended June 26, 2022, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.1 million and $0.2 million, respectively.
A summary of activity for PSUs with market vesting conditions for the year to date ended June 25, 2023 is as follows:

PSUs	Number of PSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 25, 2022	275	9.34
Granted	297	7.68
Vested	(18)	4.30
Canceled	(40)	6.24
Non-vested as of June 25, 2023	514	$8.44
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
(12) Subsequent Events
On July 17, 2023, we finalized a multi-unit development agreement to develop 15 new Potbelly shops in the next eight years. The transaction included refranchising 12 existing shops. Refer to Note 8 for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to our future financial position and results of operations, our ability to grow our brand in new and existing markets, and the implementation and results of strategic initiatives, including our "Traffic-Driven Profitability" Five-Pillar strategic plan. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "strives," "goal," "estimates," "forecasts," "projects" or "anticipates" and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, compliance with covenants in our credit facility; competition; general economic conditions including any impact from inflation; our ability to successfully implement our business strategy; the success of our initiatives to increase sales and traffic, including the success of our franchising initiatives; changes in commodity, energy, labor and other costs; our ability to attract and retain management and employees and adequately staff our restaurants; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Business
Potbelly is a neighborhood sandwich concept that has been feeding customers’ smiles with warm, toasty sandwiches, signature salads, hand-dipped shakes and other fresh menu items, customized just the way customers want them, for more than 40 years. Potbelly owns and operates Potbelly Sandwich Shop concepts in the United States. We also have domestic franchise operations of Potbelly Sandwich Shop concepts. Potbelly’s chief operating decision maker is our Chief Executive Officer. Based on how our Chief Executive Officer reviews financial performance and allocates resources on a recurring basis, we have one operating segment and one reportable segment.
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
The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company- Operated	Franchise- Operated	Total Company
Shops as of December 26, 2021	397	46	443
Shops opened	—	1	1
Shops closed	(4)	—	(4)
Shops refranchised	—	—	—
Shops as of June 26, 2022	393	47	440

Shops as of December 25, 2022	384	45	429
Shops opened	—	2	2
Shops closed	(4)	—	(4)
Shops refranchised	(8)	8	—
Shops as of June 25, 2023	372	55	427
Key Performance Indicators
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how the business is performing are comparable store sales, number of company-operated shop openings, shop-level profit margins, and Adjusted EBITDA.
Company-Operated Comparable Store Sales
Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable store base to include those shops open for 15 months or longer. As of the quarters ended June 25, 2023 and June 26, 2022, there were 369 and 379 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the comparable store sales calculation, a transaction is defined as an entrée, which includes sandwiches, salads and bowls of soup or mac and cheese.
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
Shop-Level Profit Margin
Shop-level profit margin is defined as net company-operated sandwich shop sales less company-operated sandwich shop operating expenses, excluding depreciation, which consists of food, beverage and packaging costs, labor and related expenses, occupancy expenses, and other operating expenses, as a percentage of net company-operated sandwich shop sales. Other operating expenses include all other shop-level operating costs, excluding depreciation, the major components of which are credit card fees, fees to third-party marketplace partners, marketing and advertising, shop technology and software, supply chain costs, operating supplies, utilities, and repair and maintenance costs. Shop-level profit margin is not required by, or presented in accordance with U.S. GAAP. We believe shop-level profit margin is important in evaluating shop-level productivity, efficiency and performance.
Adjusted EBITDA
We define Adjusted EBITDA as net income before depreciation and amortization, interest expense and the provision for income taxes, adjusted for the impact of the following items that we do not consider representative of ongoing operating performance: stock-based compensation expense, impairment and shop closure expenses, gain or loss on disposal of property and equipment, and gain or loss on Franchise Growth Acceleration Initiative activities, as well as other one-time, non-recurring charges. Adjusted EBITDA is not required by or presented in accordance with U.S. GAAP. We believe that Adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

Quarter Ended June 25, 2023 Compared to Quarter Ended June 26, 2022
The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands):

	For the Quarter Ended				Increase (Decrease)	Percent Change
	June 25, 2023	% of Revenues	June 26, 2022	% of Revenues
Revenues
Sandwich shop sales, net	$124,709	98.5	$114,992	99.2	$9,717	8.5
Franchise royalties, fees and rent income	1,914	1.5	960	0.8	954	99.4
Total revenues	126,623	100.0	115,952	100.0	10,671	9.2

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	34,903	28.0	32,830	28.5	2,073	6.3
Labor and related expenses	37,866	30.4	36,121	31.4	1,745	4.8
Occupancy expenses	13,083	10.5	13,805	12.0	(722)	(5.2)
Other operating expenses	20,925	16.8	19,128	16.6	1,797	9.4

(Percentages stated as a percent of total revenues)
Franchise support, rent and marketing expenses	1,215	1.0	126	0.1	1,089	864.3
General and administrative expenses	11,695	9.2	8,827	7.6	2,868	32.5
Depreciation expense	2,887	2.3	3,030	2.6	(143)	(4.7)
Pre-opening costs	33	NM	—	NM	33	NM
Loss on Franchise Growth Acceleration Initiative activities	14	NM	—	NM	14	NM
Impairment, loss on disposal of property and equipment and shop closures	658	0.5	1,044	0.9	(386)	(37.0)
Total expenses	123,279	97.4	114,911	99.1	8,368	7.3
Income (loss) from operations	3,344	2.6	1,041	0.9	2,303	221.2

Interest expense, net	1,011	0.8	357	0.3	654	183.2
Loss on extinguishment of debt	—	NM	—	NM	—	NM
Income (loss) before income taxes	2,333	1.8	684	0.6	1,649	241.1
Income tax expense (benefit)	(48)	NM	(24)	NM	(24)	NM
Net income (loss)	2,381	1.9	708	0.6	1,673	236.3
Net income attributable to non-controlling interest	165	0.1	134	0.1	31	23.1
Net income (loss) attributable to Potbelly Corporation	$2,216	1.8	$574	0.5	$1,642	286.1

	For the Quarter Ended
Other Key Performance Indicators	June 25, 2023		June 26, 2022		Increase (Decrease)
Comparable store sales	12.9%		17.2%		(4.3)%
Shop-level profit margin(1)	14.4%		11.4%		3.0%
Adjusted EBITDA(1)	$8,043		$5,801		$2,242
_____________________________________
(1) - Reconciliation below for Non-GAAP measures
"NM" - Amount is not meaningful

Revenues
Total revenues increased by $10.7 million, or 9.2%, to $126.6 million during the quarter ended June 25, 2023, from $116.0 million during the quarter ended June 26, 2022. This increase was primarily driven by the sustained recovery of our shops in central business districts and airport locations, improved performance of our catering channel, successful marketing programs, and increased prices to offset cost inflation. Company-operated comparable store sales resulted in an increase in revenue of $14.2 million, or 12.9%. These increases were partially offset by a decrease in sales of $5.0 million from shops that have either permanently closed or were refranchised over the last 12 months. Additionally, revenue from franchise royalties, fees and rent income increased by $1.0 million, or 99.4% primarily driven by our refranchising efforts.
Food, Beverage, and Packaging Costs
Food, beverage, and packaging costs increased by $2.1 million, or 6.3%, to $34.9 million during the quarter ended June 25, 2023, from $32.8 million during the quarter ended June 26, 2022. This increase was primarily driven by an increase in shop sales volume and increased costs of our food and paper supplies, specifically proteins and bread. As a percentage of sandwich shop sales, food, beverage, and packaging costs decreased to 28.0% during the quarter ended June 25, 2023, from 28.5% during the quarter ended June 26, 2022, primarily driven by increased menu prices, partially offset by the increased costs as previously noted.
Labor and Related Expenses
Labor and related expenses increased by $1.7 million, or 4.8%, to $37.9 million during the quarter ended June 25, 2023, from $36.1 million for the quarter ended June 26, 2022, primarily driven by an increase in shop sales volumes and higher shop labor wage rates as a result of labor availability challenges in certain restaurants. As a percentage of sandwich shop sales, labor and related expenses decreased to 30.4% during the quarter ended June 25, 2023, from 31.4% for the quarter ended June 26, 2022, primarily driven by sales leverage in certain labor related costs not directly variable with sales.
Occupancy Expenses
Occupancy expenses decreased by $0.7 million, or 5.2%, to $13.1 million during the quarter ended June 25, 2023, from $13.8 million during the quarter ended June 26, 2022, primarily due to a decrease in fixed lease expenses as a result of our refranchising efforts, partially offset by an increase in variable lease expenses. As a percentage of sandwich shop sales, occupancy expenses decreased to 10.5% for the quarter ended June 25, 2023, from 12.0% for the quarter ended June 26, 2022, primarily due to increased sales leverage in certain occupancy related costs which are not variable with sales.
Other Operating Expenses
Other operating expenses increased by $1.8 million, or 9.4%, to $20.9 million during the quarter ended June 25, 2023, from $19.1 million during the quarter ended June 26, 2022. The increase was primarily related to an increase in marketing and advertising spend and certain items variable with sales, including fees to third-party delivery partners and credit card fees. As a percentage of sandwich shop sales, other operating expenses increased to 16.8% for the quarter ended June 25, 2023, from 16.6% for the quarter ended June 26, 2022, primarily driven by the increase in marketing and advertising spend.
Franchise Support, Rent and Marketing Expenses
Franchise support, rent and marketing expenses increased by $1.1 million to $1.2 million during the quarter ended June 25, 2023 compared to $0.1 million during the quarter ended June 26, 2022, driven by an increase in franchise rent expenses as a result of the refranchising transaction executed in the first quarter as well as increased marketing and advertising expenses.
General and Administrative Expenses
General and administrative expenses increased by $2.9 million, or 32.5%, to $11.7 million during the quarter ended June 25, 2023, from $8.8 million during the quarter ended June 26, 2022. This increase was primarily driven by an increase in bonus accrual expense and stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 9.2% for the quarter ended June 25, 2023, from 7.6% for the quarter ended June 26, 2022, primarily driven by the costs noted above.

Depreciation Expense
Depreciation expense decreased by $0.1 million, or 4.7%, to $2.9 million during the quarter ended June 25, 2023, from $3.0 million during the quarter ended June 26, 2022. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. As a percentage of revenues, depreciation was 2.3% during the quarter ended June 25, 2023, a decrease from 2.6% for the quarter ended June 26, 2022.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $0.4 million, or 37.0%, to $0.7 million during the quarter ended June 25, 2023, from $1.0 million during the quarter ended June 26, 2022.
After performing a periodic review of our shops during the quarter ended June 25, 2023, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.1 million for the quarter ended June 25, 2023.
During the quarters ended June 25, 2023 and June 26, 2022, we did not incur any lease termination fees.
Interest Expense, Net
Net interest expense was $1.0 million during the quarter ended June 25, 2023 compared to $0.4 million during the quarter ended June 26, 2022, due to higher interest rates and average borrowings outstanding as a result of the Term Loan entered into in February 2023.
Income Tax Expense
We recognized income tax benefit of $48.0 thousand and $24.0 thousand for the quarters ended June 25, 2023 and June 26, 2022, respectively.
Year to Date Ended June 25, 2023 Compared to Year to Date Ended June 26, 2022
The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands):

	For the Year to Date Ended					Increase (Decrease)	Percent Change
	June 25, 2023	% of Revenues		June 26, 2022	% of Revenues
Revenues
Sandwich shop sales, net	$241,656	98.7%	%	$212,423	99.2%	$29,233	13.8
Franchise royalties, fees and rent income	$3,237	1.3		$1,750	0.8	1,487	85.0
Total revenues	244,893	100.0		$214,173	100.0	30,720	14.3

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	67,523	27.9		60,138	28.3	7,385	12.3
Labor and related expenses	74,368	30.8		69,374	32.7	4,994	7.2
Occupancy expenses	26,393	10.9		27,650	13.0	(1,257)	(4.5)
Other operating expenses	41,409	17.1		37,233	17.5	4,176	11.2

(Percentages stated as a percent of total revenues)
Franchise support, rent and marketing expenses	1,806	0.7		246	0.1	1,560	634.1
General and administrative expenses	21,664	8.8		17,345	8.1	4,319	24.9
Depreciation expense	5,857	2.4		6,167	2.9	(310)	(5.0)
Pre-opening costs	55	NM		—	NM	55	NM
Loss on Franchise Growth Acceleration Initiative activities	963	0.4		—	NM	963	NM
Impairment, loss on disposal of property and equipment and shop closures	1,703	0.7		2,363	1.1	(660)	(27.9)
Total expenses	241,741	98.7		220,516	103.0	21,225	9.6
Income (loss) from operations	3,152	1.3		(6,343)	(3.0)	9,495	NM

Interest expense, net	1,678	0.7		683	0.3	995	145.7
Gain on extinguishment of debt	239	0.1		—	NM	239	NM
Income (loss) before income taxes	1,235	0.5		(7,026)	(3.3)	8,261	NM
Income tax expense (benefit)	57	NM		153	NM	(96)	(62.7)
Net income (loss)	1,178	0.5		(7,179)	(3.4)	8,357	NM
Net income attributable to non-controlling interest	288	0.1		160	NM	128	80.0
Net income (loss) attributable to Potbelly Corporation	$890	0.4%		$(7,339)	(3.4)%	$8,229	NM

	For the Year to Date Ended
Other Key Performance Indicators	June 25, 2023			June 26, 2022		Increase (Decrease)
Comparable store sales	17.2%			20.4%		(3.2)%
Shop-level profit margin(1)	13.2%			8.5%		4.7%
Adjusted EBITDA(1)	$13,603			$3,522		$10,081
_____________________________________
(1) - Reconciliation below for Non-GAAP measures

"NM" - Amount is not meaningful
Revenues
Total revenues increased by $30.7 million, or 14.3%, to $244.9 million during the year to date ended June 25, 2023, from $214.2 million during the year to date ended June 26, 2022. This increase was primarily driven by the sustained recovery of our shops in central business district and airport locations, improved performance of our catering channel, successful marketing programs, and increased prices to offset cost inflation. Company-operated comparable store sales resulted in an increase of $35.5 million, or 17.2% for the year to date ended June 25, 2023. The increase in revenue also included sales from shops that were temporarily closed in 2022. These increases were partially offset by a decrease in sales of $7.1 million from shops that have permanently closed or refranchised during the last year. Additionally, revenue from franchise royalties and fees increased by $1.5 million, or 85.0%.
Food, Beverage, and Packaging Costs
Food, beverage, and packaging costs increased by $7.4 million, or 12.3%, to $67.5 million during the year to date ended June 25, 2023, from $60.1 million during the year to date ended June 26, 2022. This increase was primarily driven by an increase in shop sales volume and increased costs of our food and paper supplies, partially due to commodity inflation. As a percentage of sandwich shop sales, food, beverage, and packaging costs decreased to 27.9% during the year to date ended June 25, 2023, from 28.3% during the year to date ended June 26, 2022, primarily driven by increased menu prices partially offset by increased costs noted above.
Labor and Related Expenses
Labor and related expenses increased by $5.0 million, or 7.2%, to $74.4 million during the year to date ended June 25, 2023, from $69.4 million for the year to date ended June 26, 2022, primarily driven by an increase in shop sales volumes and higher shop labor wage rates as a result of labor availability challenges in certain restaurants. As a percentage of sandwich shop sales, labor and related expenses decreased to 30.8% during the year to date ended June 25, 2023, from 32.7% for the year to date ended June 26, 2022, primarily driven by sales leverage in certain fixed labor related costs not directly variable with sales.
Occupancy Expenses
Occupancy expenses decreased by $1.3 million, or 4.5%, to $26.4 million during the year to date ended June 25, 2023, from $27.7 million during the year to date ended June 26, 2022, primarily due to our refranchising efforts. As a percentage of sandwich shop sales, occupancy expenses decreased to 10.9% for the year to date ended June 25, 2023, from 13.0% for the year to date ended June 26, 2022, primarily due to increased sales leverage in certain fixed occupancy related costs and the refranchising of shops in New York City, as noted above.
Other Operating Expenses
Other operating expenses increased by $4.2 million, or 11.2%, to $41.4 million during the year to date ended June 25, 2023, from $37.2 million during the year to date ended June 26, 2022. The increase was primarily related to an increase in marketing and advertising spend and certain variable costs, including fees to third-party delivery partners and credit card fees. As a percentage of sandwich shop sales, other operating expenses decreased to 17.1% for the year to date ended June 25, 2023, from 17.5% for the year to date ended June 26, 2022, primarily driven by a decrease in utilities as energy prices have declined year-over-year.
Franchise Support, Rent and Marketing Expenses
Franchise support, rent and marketing expenses increased by $1.6 million to $1.8 million during the year to date ended June 25, 2023 compared to $0.2 million during the year to date ended June 26, 2022, driven by increased rent expense from our refranchise efforts and increased marketing and advertising expenses.
General and Administrative Expenses
General and administrative expenses increased by $4.3 million, or 24.9%, to $21.7 million during the year to date ended June 25, 2023, from $17.3 million during the year to date ended June 26, 2022. This increase was primarily driven by an increase in bonus expense and payroll costs. As a percentage of revenues, general and administrative expenses increased to 8.8% for the year to date ended June 25, 2023, from 8.1% for the year to date ended June 26, 2022, primarily driven by an increase in corporate headcount to support our growth and development initiatives.

Depreciation Expense
Depreciation expense decreased by $0.3 million, or 5.0%, to $5.9 million during year to date ended June 25, 2023, from $6.2 million during the year to date ended June 26, 2022. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and impairment charges taken in prior periods. As a percentage of revenues, depreciation was 2.4% during the year to date ended June 25, 2023 and was 2.9% for the year to date ended June 26, 2022.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $0.7 million, or 27.9%, to $1.7 million during the year to date ended June 25, 2023, from $2.4 million during the year to date ended June 26, 2022.
After performing a periodic review of our shops during the year to date ended June 25, 2023, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.7 million for the year to date ended June 25, 2023.
During the year to date ended June 25, 2023, we did not incur any lease termination fees.
Interest Expense, Net
Net interest expense was $1.7 million during the year to date ended June 25, 2023 compared to $0.7 million during the year to date ended June 26, 2022, as a result of higher borrowings outstanding and higher interest rates on our Term Loan entered into in February 2023.
Income Tax Expense
We recognized income tax expense of $0.1 million for the year to date ended June 25, 2023 compared to expense of $0.2 million for the year to date ended June 26, 2022.

Non-GAAP Financial Measures
Shop-Level Profit (Loss) Margin
Shop-level profit (loss) margin was 14.4% and 13.2% for the quarter and year to date ended June 25, 2023, respectively. Shop-level profit (loss) margin is not required by, or presented in accordance with U.S. GAAP. We believe shop-level profit (loss) margin is important in evaluating shop-level productivity, efficiency and performance.

	For the Quarter Ended		For the Year to Date Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
	($ in thousands)		($ in thousands)
Income (loss) from operations	$3,344	$1,041	$3,152	$(6,343)
Less: Franchise royalties, fees and rent income	1,914	960	3,237	1,750
Franchise support, rent and marketing expenses	1,215	126	1,806	246
General and administrative expenses	11,695	8,827	21,664	17,345
Pre-opening costs	33	—	55	—
Loss on Franchise Growth Acceleration Initiative activities	14	—	963	—
Depreciation expense	2,887	3,030	5,857	6,167
Impairment, loss on disposal of property and equipment and shop closures	658	1,044	1,703	2,363
Shop-level profit (loss) [Y]	$17,932	$13,108	$31,963	$18,028
Total revenues	$126,623	$115,952	$244,893	$214,173
Less: Franchise royalties, fees and rent income	1,914	960	3,237	1,750
Sandwich shop sales, net [X]	$124,709	$114,992	$241,656	$212,423
Shop-level profit (loss) margin [Y÷X]	14.4%	11.4%	13.2%	8.5%

Adjusted EBITDA
Adjusted EBITDA was $8.0 million and $13.6 million for the quarter and year to date ended June 25, 2023, respectively. Adjusted EBITDA is not required by, or presented in accordance with U.S. GAAP. We believe that Adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

	For the Quarter Ended		For the Year to Date Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
	($ in thousands)		($ in thousands)
Net income (loss) attributable to Potbelly Corporation	$2,216	$574	$890	$(7,339)
Depreciation expense	2,887	3,030	5,857	6,167
Interest expense	1,011	357	1,678	683
Income tax expense	(48)	(24)	57	153
EBITDA	$6,066	$3,937	$8,482	$(336)
Impairment, loss on disposal of property and equipment, and shop closures (a)	658	1,044	1,703	2,363
Stock-based compensation	1,305	820	2,216	1,495
Loss on extinguishment of debt	—	—	239	—
Loss on Franchise Growth Acceleration Initiative activities (b)	14	—	963
Adjusted EBITDA	$8,043	$5,801	$13,603	$3,522

______________________________
(a)This adjustment includes costs related to impairment of long-lived assets, loss on disposal of property and equipment and shop closure expenses.
(b)This adjustment includes costs related to our plan to grow our franchise units domestically through multi-unit shop development area agreements, which may include refranchising certain company-operated shops.

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
We ended the quarter ended June 25, 2023 with a cash balance of $35.0 million and total liquidity (cash less restricted cash) of $34.3 million compared to a cash balance of $25.6 million and total liquidity (cash less restricted cash) of $24.8 million at the end of the previous quarter. We believe that cash from our operations and the cash proceeds received under the Term Loan will be able to provide sufficient liquidity for at least the next twelve months.
Cash Flows
The following table presents summary cash flow information for the periods indicated (in thousands):

	For the Year to Date Ended
	June 25, 2023	June 26, 2022

Net cash provided by (used in):
Operating activities	$12,022	1,978
Investing activities	(5,919)	(3,115)
Financing activities	13,288	1,441
Net increase (decrease) in cash	$19,391	$304
Operating Activities
Net cash provided by operating activities increased to $12.0 million for the year to date ended June 25, 2023, from $2.0 million for the year to date ended June 26, 2022. The $10.0 million change in operating cash was primarily driven by an increase in income from operations compared to the prior year and development fees collected from franchisees.
Investing Activities
Net cash used in investing activities decreased to $5.9 million for the year to date ended June 25, 2023, from $3.1 million for the year to date ended June 26, 2022. The $2.8 million decrease was primarily due additional capital expenditures which primarily related to ongoing investment in our company-owned shops and investment in our digital platforms. This cash outflow was partially offset by $1.2 million cash collected from the sale of refranchised assets.
Financing Activities
Net cash provided by financing activities increased to $13.3 million for the year to date ended June 25, 2023, from $1.4 million for the year to date ended June 26, 2022. The $11.9 million increase in financing cash was primarily driven by net proceeds from the Term Loan executed in the first quarter of 2023 partially offset by repayments under the our senior secured credit facility (the "Former Credit Facility").
Term Loan
On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “Credit Agreement”) with Sagard Holdings Manager LP as administrative agent (the “Administrative Agent”). The Credit Agreement provides for a term loan facility with an aggregate commitment of $25 million (the “Term Loan”). Concurrent with entry into the Credit Agreement, we repaid in full and terminated the obligations and commitments under the Former

Credit Facility. The remaining proceeds from the Term Loan were used to pay related transaction fees and expenses, and for general corporate purposes.
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
As of June 25, 2023, the effective interest rate was 15.00%.
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

In connection with entering into the Credit Agreement, we paid $2.2 million is debt issuance costs, all of which were capitalized. During the quarter ended June 25, 2023, we amortized $0.2 million of debt issuance costs, which is included in interest expense in the condensed consolidated statement of operations. As of June 25, 2023, we had $24.4 million outstanding under the Term Loan. We are currently in compliance with all financial debt covenants.

Stock Repurchase Program
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter ended June 25, 2023, we did not repurchase any shares of our common stock under the stock repurchase program. We do not have plans to repurchase any common stock under our stock repurchase program at this time.

Equity Offering Program
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the "Shares"), from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of June 25, 2023, we have not sold any shares under the Sales Agreement.

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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 25, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 25, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 25, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the year to date ended June 25, 2023 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
December 26, 2022 - January 22, 2023	3	$7.47	—	$37,982
January 23, 2023 - February 19, 2023	1	$7.99	—	$37,982
February 20, 2023 - March 26, 2023	37	$8.19	—	$37,982
March 27, 2023 - April 23, 2023	45	$8.56	—	$37,982
April 24, 2023 - May 21, 2023	22	$10.48	—	$37,982
May 22, 2023 - June 25, 2023	20	$7.94	—	$37,982
Total number of shares purchased:	128		—
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended June 25, 2023, no director or officer of Potbelly adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

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

POTBELLY CORPORATION

Date: August 3, 2023	By:	/s/ Steven Cirulis
Steven Cirulis
Chief Financial Officer
(Principal Financial Officer)