Form 10-Q
period 2023-09-24
POTBELLY CORP
filed 2023-11-01
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 24, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 22, 2023, the registrant had 29,358,757 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Potbelly Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value data, unaudited)

	September 24, 2023	December 25, 2022
Assets
Current assets
Cash and cash equivalents	$30,938	$15,619
Accounts receivable, net of allowances of $50 and $16 as of September 24, 2023 and December 25, 2022, respectively	7,897	6,420
Inventories	3,585	3,990
Prepaid expenses and other current assets	5,637	4,501
Total current assets	48,057	30,530

Property and equipment, net	45,148	44,477
Right-of-use assets for operating leases	148,336	160,891
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,122	2,222
Restricted cash	749	—
Deferred expenses, net and other assets	3,465	3,647
Total assets	$251,281	$245,171

Liabilities and equity
Current liabilities
Accounts payable	$8,955	$10,718
Accrued expenses	32,113	30,826
Short-term operating lease liabilities	27,536	27,395
Current portion of long-term debt	1,250	—
Total current liabilities	69,854	68,939

Long-term debt, net of current portion	20,918	8,550
Long-term operating lease liabilities	146,414	160,968
Other long-term liabilities	4,436	2,441
Total liabilities	241,622	240,898

Commitments and contingencies (Note 11)

Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 29,350 and 28,819 shares as of September 24, 2023 and December 25, 2022, respectively	389	384
Warrants	2,219	2,566
Additional paid-in-capital	460,543	455,831
Treasury stock, held at cost, 10,058 and 9,924 shares as of September 24, 2023, and December 25, 2022, respectively	(116,638)	(115,388)
Accumulated deficit	(336,532)	(338,916)
Total stockholders’ equity	9,981	4,477
Non-controlling interest	(322)	(204)
Total equity	9,659	4,273

Total liabilities and equity	$251,281	$245,171
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data, unaudited)

	For the Quarter Ended		For the Year to Date Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Revenues
Sandwich shop sales, net	$118,340	$116,449	$359,995	$328,873
Franchise royalties, fees and rent income	2,428	1,200	5,665	2,950
Total revenues	120,768	117,649	365,660	331,823

Expenses
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	32,901	34,814	100,424	94,952
Labor and related expenses	34,188	36,031	108,556	105,405
Occupancy expenses	12,653	13,559	39,046	41,209
Other operating expenses	21,277	19,743	62,686	56,977
Franchise support, rent and marketing expenses	1,553	115	3,359	361
General and administrative expenses	11,894	9,554	33,558	26,899
Depreciation expense	3,044	2,922	8,902	9,089
Pre-opening costs	59	—	114	—
Loss on Franchise Growth Acceleration Initiative activities	110	—	1,073	—
Impairment, loss on disposal of property and equipment and shop closures	458	1,616	2,161	3,980
Total expenses	118,137	118,354	359,879	338,872
Income (loss) from operations	2,631	(705)	5,781	(7,049)

Interest expense, net	853	354	2,531	1,037
(Gain)/loss on extinguishment of debt	—	(10,191)	239	(10,191)
Income before income taxes	1,778	9,132	3,011	2,105
Income tax expense (benefit)	129	(4)	186	148
Net income	1,649	9,136	2,825	1,957
Net income attributable to non-controlling interest	154	107	442	267
Net income attributable to Potbelly Corporation	$1,495	$9,029	$2,383	$1,690

Net income per common share attributable to common stockholders:
Basic	$0.05	$0.31	$0.08	$0.06
Diluted	$0.05	$0.31	$0.08	$0.06
Weighted average shares outstanding:
Basic	29,324	28,726	29,143	28,563
Diluted	30,028	28,867	29,915	28,947

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Equity (Deficit)
(amounts and shares in thousands, unaudited)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity (Deficit)
	Shares	Amount
Balance at December 26, 2021	28,380	$380	$(114,577)	$2,566	$452,570	$(343,261)	$(95)	$(2,417)
Net income (loss)	—	—	—	—	—	(7,913)	26	(7,887)
Shares issued under equity compensation plan	81	1	(279)	—	—	—	—	(278)
Distributions to non-controlling interest	—	—	—	—	—	—	(120)	(120)
Stock-based compensation expense	—		—	—	675	—	—	675
Balance at March 27, 2022	28,461	381	(114,856)	2,566	453,245	(351,174)	(189)	(10,027)
Net income	—	—	—	—	—	574	134	708
Shares issued under equity compensation plan	235	2	(325)	—	(3)	—	—	(326)
Distributions to non-controlling interest	—	—	—	—	—	—	(56)	(56)
Stock-based compensation expense	—	—	—	—	820	—	—	820
Balance at June 26, 2022	28,696	$383	$(115,181)	$2,566	$454,062	$(350,600)	$(111)	$(8,881)
Net income	—	—	—	—	—	9,029	107	9,136
Shares issued under equity compensation plan	95	1	(150)	—	(1)	—	—	(150)
Distributions to non-controlling interest	—	—	—	—	—	—	(147)	(147)
Stock-based compensation expense	—	—	—	—	951	—	—	951
Balance at September 25, 2022	28,791	$384	$(115,331)	$2,566	$455,012	$(341,571)	$(151)	$909

Balance at December 25, 2022	28,819	$384	$(115,388)	$2,566	$455,831	$(338,916)	$(204)	$4,273
Net income (loss)	—	—	—	—	—	(1,327)	123	(1,204)
Shares issued under equity compensation plan	70	1	(337)	—	(1)	—	—	(337)
Proceeds from exercise of warrants	159	1	—	(313)	1,177	—	—	865
Distributions to non-controlling interest	—	—	—	—	—	—	(152)	(152)
Stock-based compensation expense	—	—	—	—	911	—	—	911
Balance at March 26, 2023	29,048	$386	$(115,725)	$2,253	$457,918	$(340,243)	$(233)	$4,356
Net income	—	—	$—	$—	$—	$2,216	$165	$2,381
Shares issued under equity compensation plan	243	3	(772)	—	(2)	—	—	(771)
Proceeds from exercise of warrants	18	—	—	(34)	130	—	—	96
Distributions to non-controlling interest	—	—	—	—	—	—	(166)	(166)
Stock-based compensation expense	—	—	—	—	1,305	—	—	1,305
Balance at June 25, 2023	29,309	$389	$(116,497)	$2,219	$459,351	$(338,027)	$(234)	$7,201
Net income	—	—	$—	$—	$—	$1,495	$154	$1,649
Shares issued under equity compensation plan	41	—	(141)	—	—	—	—	(141)
Proceeds from exercise of warrants	—	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(242)	(242)
Stock-based compensation expense	—	—	—	—	1,192	—	—	1,192
Balance at September 24, 2023	29,350	$389	$(116,638)	$2,219	$460,543	$(336,532)	$(322)	$9,659
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in thousands, unaudited)

	For the Year to Date Ended
	September 24, 2023	September 25, 2022
Cash flows from operating activities:
Net income	$2,825	$1,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,902	9,089
Noncash lease expense	18,890	19,511
Deferred income tax	(82)	14
Stock-based compensation expense	3,408	2,446
Asset impairment, loss on disposal of property and equipment and shop closures	824	3,980
Loss on Franchise Growth Acceleration Initiative activities	1,030	—
(Gain)/loss on extinguishment of debt	224	(10,191)
Other operating activities	331	205
Changes in operating assets and liabilities:
Accounts receivable, net	(1,499)	(2,286)
Inventories	227	(169)
Prepaid expenses and other assets	(934)	(491)
Accounts payable	(2,019)	1,352
Operating lease liabilities	(20,473)	(21,163)
Accrued expenses and other liabilities	2,847	(3,236)
Net cash provided by operating activities:	14,501	1,018

Cash flows from investing activities:
Purchases of property and equipment	(12,252)	(4,914)
Proceeds from sale of refranchised shops	1,362	—
Net cash used in investing activities:	(10,890)	(4,914)

Cash flows from financing activities:
Borrowings under Term Loan	25,000	—
Principal payments made for Term Loan	(938)	—
Borrowings under revolving credit facility	14,600	30,550
Repayments under revolving credit facility	(23,150)	(30,300)
Payment of debt issuance costs	(2,204)	(176)
Proceeds from exercise of warrants	961	—
Employee taxes on certain stock-based payment arrangements	(1,251)	(702)
Distributions to non-controlling interest	(560)	(323)
Net cash provided by financing activities:	12,458	(951)

Net increase (decrease) in cash and cash equivalents and restricted cash	16,069	(4,847)
Cash and cash equivalents and restricted cash at beginning of period	15,619	14,353
Cash and cash equivalents and restricted cash at end of period	$31,688	$9,506

Supplemental cash flow information:
Income taxes paid	$428	$139
Interest paid	$2,349	$662

Supplemental non-cash investing and financing activities:
Gain (loss) on extinguishment of debt and accrued interest	$(224)	$10,191
Unpaid liability for purchases of property and equipment	$859	$573
Unpaid liability for employee taxes on certain stock-based payment arrangements	$38	$52

See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)
(Dollars and shares in thousands, except per share amounts or where noted)
(1) Organization and Other Matters
Business
Potbelly Corporation, a Delaware corporation, together with its subsidiaries (collectively referred to as the "Company," "Potbelly," "we," "us" or "our"), owns and operates 361 company-operated shops in the United States as of September 24, 2023. Additionally, Potbelly franchisees operate 69 shops domestically.
Basis of Presentation
The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly and its subsidiaries and the notes thereto included in our Annual Report on Form 10-K for the year ended December 25, 2022. The unaudited condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported within. . The condensed consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
We do not have any components of other comprehensive income recorded within our consolidated financial statements and therefore, do not separately present a statement of comprehensive income in our condensed consolidated financial statements.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Potbelly; its wholly-owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly-owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works, LLC (“PSW”); seven of PSW’s wholly-owned subsidiaries and PSW’s six joint ventures, collectively, the “Company.” All intercompany balances and transactions have been eliminated in consolidation. For our six consolidated joint ventures, "non-controlling interest" represents the non-controlling partner’s share of the assets, liabilities and operations related to the joint venture investments. Potbelly has ownership interests ranging from 51-80% in these consolidated joint ventures.
Fiscal Year
We use a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2023 consists of 53 weeks and fiscal year 2022 consisted of 52 weeks. The fiscal quarters ended September 24, 2023 and September 25, 2022 each consisted of 13 weeks. The year to date periods ended September 24, 2023 and September 25, 2022 each consisted of 39 weeks.
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

All gains and losses recognized on sales of shops and other expenses incurred to execute a refranchising transaction are included in Loss on Franchising Growth Acceleration Initiative activities in the condensed consolidated statement of operations. Development agreement fees received are recorded in the consolidated balance sheets as accrued expenses or other long-term liabilities, and amortized over the term of the franchise agreement once the shops are opened. For the year to date ended September 24, 2023, we completed refranchising transactions under the Franchise Growth Acceleration Initiative that resulted in the sale of 20 company-operated shops and commitments to develop 28 additional shops. Further details on the impact of these transactions on our financial statements are described in Notes 8 and 12.
Restricted Cash
As of September 24, 2023, we had restricted cash related to funds held in a money market account as collateral for letters of credit to certain lease agreements.
The reconciliation of cash and cash equivalents and restricted cash presented in the condensed consolidated balance sheets to the total amount shown in our condensed consolidated statements of cash flows is as follows:

	September 24, 2023	December 25, 2022

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$30,938	$15,619
Restricted cash, noncurrent	749	—
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$31,688	$15,619
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
We manage these advertising and marketing expenses through the Brand Fund using the funds contributed by our shops. These funds are managed separately from our general operating expenses, but we are not obligated to maintain the funds in separate accounts or entities. We may spend more or less in any fiscal period than the amounts contributed to the Brand Fund, and we may choose to roll over any unused contributions to the following fiscal period or return them to shops.
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

(2) Revenue
We primarily earn revenue at a point in time for sandwich shop sales, which can occur in person at a shop, through our online or app platform, or through a third-party platform. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities. We have other revenue generating activities where revenue is generally recognized over time, as outlined below.
For the year to date ended September 24, 2023, revenue recognized from all revenue sources on point in time sales was $363.4 million, and revenue recognized from sales over time was $2.2 million. For the year to date ended September 25, 2022, revenue recognized from all revenue sources on point in time sales was $330.6 million and revenue recognized from sales over time was $1.2 million.

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
Gift Card Redemptions / Breakage Revenue
Potbelly sells gift cards to customers, records the sale as a contract liability and recognizes the associated revenue as the gift card is redeemed. A portion of these gift cards are not redeemed by the customer ("breakage"), which is recognized as revenue as a percentage of customers gift card redemptions. The expected breakage amount recognized is determined by a historical data analysis on gift card redemption patterns. We recognize gift card breakage income within sandwich shop sales, net in the condensed consolidated statements of operations.
We recognized gift card breakage income of $0.6 million and $0.4 million for the year to date ended September 24, 2023 and September 25, 2022, respectively.
Loyalty Program
We offer a customer loyalty program for customers using the Potbelly Perks application at the point of sale. The customer will typically earn 10 points for every dollar spent, and the customer will earn a free entrée after earning 1,000 points. Once a customer earns a free entrée, that entrée reward will expire after 30 days. We defer revenue associated with the estimated selling price of points earned by Potbelly Perks members towards free entrées as each point is earned, and a corresponding deferred revenue liability is established in accrued expenses. The deferral is based on the estimated value of the unredeemed points and free entrées. The estimated value and the estimated redemption rates are based on a historical data analysis of loyalty reward redemptions. Estimated breakage is recognized in net shop sandwich sales in the consolidated statement of operations. When points are redeemed, we recognize revenue for the redeemed product and reduce accrued expenses.
Contract Liabilities
We record current and noncurrent contract liabilities in accrued expenses and other long-term liabilities, respectively, for initial franchise fees, gift cards, and loyalty programs. We have no other contract liabilities or contract assets recorded.
The opening and closing balances of our current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
	(Thousands)	(Thousands)
Beginning balance as of December 25, 2022	$7,008	$1,677
Ending balance as of September 24, 2023	6,279	3,502
Increase (decrease) in contract liability	$(729)	$1,825

The aggregate value of remaining performance obligations on outstanding contracts was $9.8 million as of September 24, 2023. We expect to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity as well as gift card redemption patterns:

Years Ending	Amount
2023	$2,931
2024	2,772
2025	318
2026	289
2027	256
Thereafter	3,272
Total revenue recognized	$9,838
For the quarter and year to date ended September 24, 2023, the amount of revenue recognized related to the December 25, 2022 liability ending balance was $0.4 million and $2.5 million, respectively. For the quarter and year to date ended September 25, 2022, the amount of revenue recognized related to the December 26, 2021 liability ending balance was $0.4 million and $2.2 million. This revenue is related to the recognition of gift card redemptions and upfront franchise fees. For the quarters ended September 24, 2023 and September 25, 2022, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.
(3) Fair Value Measurement
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to the short maturities of these balances.
The book value of the long-term and short-term debt under the Credit Agreement, which is further discussed in Note 7, is considered to approximate its fair value as of September 24, 2023, as the interest rates are considered in line with current market rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
We assess potential impairments to our long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the quarter and year to date ended September 24, 2023, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.2 million and $0.9 million for the quarter and year to date ended September 24, 2023.
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

The following table summarizes the earnings per share calculation:

	For the Quarter Ended		For the Year to Date Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net income attributable to Potbelly Corporation	$1,495	$9,029	$2,383	$1,690
Weighted average common stock outstanding-basic	29,324	28,726	29,143	28,563
Plus: Effect of potentially dilutive stock-based compensation awards	295	141	392	329
Plus: Effect of potential warrant exercise	409	—	380	55
Weighted average common shares outstanding-diluted	30,028	28,867	29,915	28,947
Income per share available to common stockholders-basic	$0.05	$0.31	$0.08	$0.06
Income per share available to common stockholders-diluted	$0.05	$0.31	$0.08	$0.06
Potentially dilutive shares that are considered anti-dilutive:
Shares	437	2,620	367	647
(5) Income Taxes
The interim tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that occur during the quarter. We regularly assess the need for a valuation allowance related to our deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019, resulting in a non-cash charge to income tax expense of $13.6 million. We continue to maintain a valuation allowance against all of our deferred tax assets as of September 24, 2023. We did not provide for an income tax expense on our pre-tax income for the quarter and year to date ended September 24, 2023 and September 25, 2022. We assess the likelihood of the realization of our deferred tax assets each quarter and the valuation allowance is adjusted accordingly.
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
Lessee Disclosures
We did not terminate any leases during the quarter and year to date ended September 24, 2023.
The weighted average operating lease term and discount rate were as follows:

	September 24, 2023	September 25, 2022
Weighted average remaining lease term (years)	6.27	6.77
Weighted average discount rate	8.74%	8.17%
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

The components of lease cost were as follows (in thousands), which are included in occupancy, general and administrative and franchise support, rent and marketing expense:

	For the Quarter Ended		For the Year to Date Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Operating lease cost	$10,231	10,451	$30,406	31,041
Variable lease cost	3,825	2,797	11,188	9,649
Short-term lease cost	77	46	234	259
Total lease cost	$14,133	13,294	$41,828	40,949
Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

	For the Quarter Ended		For the Year to Date Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Operating cash flows rent paid for operating lease liabilities	$10,479	10,254	$31,685	31,179
Operating right-of-use assets obtained in exchange for new operating lease liabilities	4,745	7,361	8,997	17,537
Reduction in operating right-of-use assets due to lease terminations and modifications	$1,392	84	$2,251	1,347
Maturities of lease liabilities were as follows (in thousands) as of September 24, 2023:

Operating Leases
Remainder of 2023	$10,448
2024	41,928
2025	39,356
2026	35,562
2027	29,730
2028	23,062
Thereafter	49,296
Total lease payments	229,382
Less: imputed interest	(55,433)
Present value of lease liabilities	$173,949
As of September 24, 2023, we had no significant real estate leases entered into that had not yet commenced.
Lessor Disclosures
We recognized $0.8 million and $1.5 million in franchise rent income during the quarter and year to date ended September 24, 2023 respectively, which is included in franchise royalties, fees and rent income in the condensed consolidated statement of operations. During the quarter and year to date ended September 24, 2023, we incurred $0.9 million and $1.6 million in expenses associated with these leases, which are included in franchise support, rent and marketing expenses in the condensed consolidated statement of operations from the inception of the related sublease agreements. The components of lease income were as follows:

	For the Quarter Ended		For the Year to Date Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Number of subleases	20	—	20	—

Operating lease income	$559	$—	$1,159	$—
Variable lease income	266	—	304	—
Franchise rent income	$825	$—	$1,463	$—
(7) Debt and Credit Facilities
The components of long-term debt were as follows (in thousands):

	September 24, 2023	December 25, 2022
Revolving credit facility	$—	$8,550
Term loan credit facility	24,062	—
Unamortized debt issuance costs	(1,894)	—
Less: current portion of long-term debt	(1,250)	—
Total long-term debt	$20,918	$8,550
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
As of September 24, 2023, the effective interest rate was 14.94%.
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
Subject to certain customary exceptions, obligations under the Credit Agreement are guaranteed by the Company and all of the Company’s current and future wholly-owned material domestic subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Company and its subsidiary guarantors.

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
In connection with entering into the Credit Agreement, we paid $2.2 million in debt issuance costs, all of which were capitalized. During the quarter and year to date ended September 24, 2023, we amortized $0.1 million and $0.3 million of debt issuance costs, respectively, using the effective interest method, which is included in interest expense in the condensed consolidated statement of operations. As of September 24, 2023, we had $24.1 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.
(8) Franchise Growth Acceleration Initiative

The following is a summary of the refranchising activities recorded as a result of the Franchise Growth Acceleration Initiative during the quarter and year ended September 24, 2023 and September 25, 2022:

	For the Quarter Ended		For the Year to Date Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Number of shops sold to franchisees	12	—	20	—

Proceeds from sale of company-operated shops	$1,269	$—	$1,369	$—
Net assets sold	(1,283)	—	(1,796)	—
Goodwill related to the company-operated shops sold to franchisee	(79)	—	(100)	—
Loss on sale of company-operated shops, net	(93)	—	(527)	—

Adjustment to recognize held-for-sale assets at fair value	—	—	(503)	—
Other expenses (a)	(17)	—	(43)	—
Loss on Franchise Growth Acceleration Initiative activities	$110	$—	$1,073	$—
______________________________
(a)These costs primarily include professional service fees and travel expenses incurred to execute the refranchise transaction.
(9) Capital Stock
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter ended September 24, 2023, we did not repurchase any shares of our common stock under the stock repurchase program. We do not have plans to repurchase any common stock under our stock repurchase program at this time.
On February 9, 2021, we closed on a Securities Purchase Agreement (the "SPA") for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are currently exercisable until August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. During the quarter ended September 24, 2023, no warrants were exercised. For the year to date ended September 24, 2023, 176,272 warrants were exercised at the exercise price of $5.45 per warrant. As of September 24, 2023, we had 1,123,589 warrants outstanding that are exercisable through August 12, 2026.
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the "Shares"), from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of September 24, 2023, we have not sold any shares under the Sales Agreement.
(10) Stock-Based Compensation
Stock options
We have awarded stock options to certain employees including our senior leadership team. The number of options and exercise price of each option is determined by an independent committee designated by our Board of Directors. The options granted are generally exercisable over a 10-year period from the date of the grant. Outstanding options expire on various dates through the year 2028. The range of exercise prices for the outstanding options as of September 24, 2023 is $10.59 and $20.53 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.
A summary of stock option activity for the year to date ended September 24, 2023 is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 25, 2022	473	$12.22	$—	1.46
Granted	—	—
Exercised	—	—
Canceled	(345)	11.64
Outstanding—September 24, 2023	128	$13.78	$—	1.62
Exercisable—September 24, 2023	128	13.78	$—	1.62
Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. We did not recognize stock-based compensation expense related to stock options for the quarter or year to date ended September 24, 2023 or the quarter ended September 25, 2022. For the year to date ended September 25, 2022, we recognized stock-based compensation expense related to stock options of less than $0.1 million. As of September 24, 2023, we did not have unrecognized stock-based compensation expense related to stock options. We record stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.
Restricted stock units
We award restricted stock units ("RSUs") to certain employees and certain non-employee members of our Board of Directors. Grants of RSUs to our Board of Directors fully vest on the first anniversary of the grant date, or upon termination from the Board of Directors for any reason other than for cause, a pro rata portion of the shares vest on the termination date. The employee grants generally vest in one-third increments over a three-year period.
A summary of RSU activity for the year to date ended September 24, 2023 is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 25, 2022	908	$4.25
Granted	599	7.42
Vested	(610)	5.06
Canceled	(69)	6.45
Non-vested as of September 24, 2023	828	$7.12
For the quarter and year to date ended September 24, 2023, we recognized stock-based compensation expense related to RSUs of $0.8 million and $2.4 million, respectively. For the quarter and year to date ended September 25, 2022, we recognized stock-based compensation expense related to RSUs of $0.8 million and $2.1 million, respectively. As of September 24, 2023, unrecognized stock-based compensation expense for RSUs was $5.6 million, which will be recognized through fiscal year 2024.
Performance stock units
We award performance share units ("PSUs") to certain of our employees. We have PSUs that have certain vesting conditions based upon our stock price and relative stock performance. We also have PSUs that are based solely on stock price.
Because these PSUs are subject to service and market vesting conditions, we determine the fair market value of each grant using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the quarter and year to date ended September 24, 2023, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.4 million and $1.0 million, respectively. For the quarter and year to date ended September 25, 2022, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.2 million and $0.4 million, respectively.
A summary of activity for PSUs with market vesting conditions for the year to date ended September 24, 2023 is as follows:

PSUs	Number of PSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 25, 2022	275	9.34
Granted	297	9.79
Vested	(18)	4.30
Canceled	(40)	6.24
Non-vested as of September 24, 2023	514	$9.59
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

(12) Subsequent Events
On October 30, 2023, we completed a multi-unit development agreement which included the refranchising of four shops in the greater Columbus, Ohio region. We received $3.3 million in cash proceeds for the sale of these shop assets, and we expect to recognize a gain on the sale the fourth quarter of 2023 of between $2.0 and $3.0 million.

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
The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company- Operated	Franchise- Operated	Total Company
Shops as of December 26, 2021	397	46	443
Shops opened	—	1	1
Shops closed	(9)	(1)	(10)
Shops refranchised	—	—	—
Shops as of September 25, 2022	388	46	434

Shops as of December 25, 2022	384	45	429
Shops opened	1	4	5
Shops closed	(4)	—	(4)
Shops refranchised	(20)	20	—
Shops as of September 24, 2023	361	69	430
Key Performance Indicators
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how the business is performing are comparable store sales, number of company-operated shop openings, shop-level profit margins, and Adjusted EBITDA.
Company-Operated Comparable Store Sales
Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable company-operated store base to include those shops open for 15 months or longer. As of the quarters ended September 24, 2023 and September 25, 2022, there were 360 and 382 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the comparable store sales calculation, a transaction is defined as an entrée, which includes sandwiches, salads and bowls of soup or mac and cheese.
Number of Company-Operated Shop Openings
The number of company-operated shop openings reflects the number of shops opened during a particular reporting period. Before we open new shops, we incur pre-opening costs. Often, new shops open with an initial start-up period of higher-than-normal sales volumes, which subsequently decrease to stabilized levels. While sales volumes are generally higher during the initial opening period, new shops typically experience normal inefficiencies in the form of higher cost of sales, labor and other direct operating expenses and as a result, shop-level profit margins are generally lower during the start-up period of operation. The average start-up period is 10 to 13 weeks. With our focus on franchise shop development, we expect company shop development to be limited for the foreseeable future.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income attributable to Potbelly before depreciation and amortization, interest expense and the provision for income taxes, adjusted for the impact of the following items that we do not consider representative of ongoing operating performance: stock-based compensation expense, impairment and shop closure expenses, gain or loss on disposal of property and equipment, and gain or loss on Franchise Growth Acceleration Initiative activities, as well as other one-time, non-recurring charges. Adjusted EBITDA is not required by or presented in accordance with U.S. GAAP. We believe that Adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

Quarter Ended September 24, 2023 Compared to Quarter Ended September 25, 2022
The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the Quarter Ended				Increase (Decrease)	Percent Change
	September 24, 2023	% of Revenues	September 25, 2022	% of Revenues
Revenues
Sandwich shop sales, net	$118,340	98.0	$116,449	99.0	$1,891	1.6
Franchise royalties, fees and rent income	2,428	2.0	1,200	1.0	1,228	102.3
Total revenues	120,768	100.0	117,649	100.0	3,119	2.7

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	32,901	27.8	34,814	29.9	(1,913)	(5.5)
Labor and related expenses	34,188	28.9	36,031	30.9	(1,843)	(5.1)
Occupancy expenses	12,653	10.7	13,559	11.6	(906)	(6.7)
Other operating expenses	21,277	18.0	19,743	17.0	1,534	7.8

(Percentages stated as a percent of total revenues)
Franchise support, rent and marketing expenses	1,553	1.3	115	NM	1,438	NM
General and administrative expenses	11,894	9.8	9,554	8.1	2,340	24.5
Depreciation expense	3,044	2.5	2,922	2.5	122	4.2
Pre-opening costs	59	NM	—	NM	59	NM
Loss on Franchise Growth Acceleration Initiative activities	110	NM	—	NM	110	NM
Impairment, loss on disposal of property and equipment and shop closures	458	0.4	1,616	1.4	(1,158)	(71.7)
Total expenses	118,137	97.8	118,354	100.6	(217)	(0.2)
Income (loss) from operations	2,631	2.2	(705)	(0.6)	3,336	NM

Interest expense, net	853	0.7	354	0.3	499	141.0
(Gain)/loss on extinguishment of debt	—	NM	(10,191)	(8.7)	10,191	NM
Income before income taxes	1,778	1.5	9,132	7.8	(7,354)	(80.5)
Income tax expense (benefit)	129	0.1	(4)	NM	133	NM
Net income	1,649	1.4	9,136	7.8	(7,487)	(82.0)
Net income attributable to non-controlling interest	154	0.1	107	NM	47	43.9
Net income attributable to Potbelly Corporation	$1,495	1.2	$9,029	7.7	$(7,534)	(83.4)

	For the Quarter Ended
Other Key Performance Indicators	September 24, 2023		September 25, 2022		Increase (Decrease)
Comparable store sales	8.0%		15.0%		(7.0)%
Shop-level profit margin(1)	14.6%		10.6%		4.1%
Adjusted EBITDA(1)	$7,281		$4,677		$2,604
_____________________________________
(1) - Reconciliation below for Non-GAAP measures
"NM" - Amount is not meaningful

Revenues
Total revenues increased by $3.1 million, or 2.7%, to $120.8 million during the quarter ended September 24, 2023, from $117.6 million during the quarter ended September 25, 2022, primarily driven by company-operated comparable store sales increasing $8.8 million, or 8.0%. This increase was partially offset by a decrease in sales of $7.4 million from shops that have either permanently closed or were refranchised over the last 12 months. Additionally, revenue from franchise royalties, fees and rent income increased by $1.2 million, or 102.3% primarily driven by our increased refranchising efforts.
Food, Beverage, and Packaging Costs
Food, beverage, and packaging costs decreased by $1.9 million, or 5.5%, to $32.9 million during the quarter ended September 24, 2023, from $34.8 million during the quarter ended September 25, 2022. This decrease was primarily driven by lower costs of protein and lower costs from stores that either permanently closed or were refranchised over the last 12 months. As a percentage of sandwich shop sales, food, beverage, and packaging costs decreased to 27.8% during the quarter ended September 24, 2023, from 29.9% during the quarter ended September 25, 2022, primarily driven by a decrease in costs and lower inflation and, to a lesser extent, increased menu prices.
Labor and Related Expenses
Labor and related expenses decreased by $1.8 million, or 5.1%, to $34.2 million during the quarter ended September 24, 2023, from $36.0 million for the quarter ended September 25, 2022, primarily driven by shops that were either permanently closed or were refranchised over the last 12 months and the continued optimization of our hours-based labor guide and other labor-saving initiatives. As a percentage of sandwich shop sales, labor and related expenses decreased to 28.9% during the quarter ended September 24, 2023, from 30.9% for the quarter ended September 25, 2022, primarily driven by the previously noted items.
Occupancy Expenses
Occupancy expenses decreased by $0.9 million, or 6.7%, to $12.7 million during the quarter ended September 24, 2023, from $13.6 million during the quarter ended September 25, 2022, primarily due to a decrease in fixed lease expenses as a result of our refranchising efforts, partially offset by an increase in variable lease expenses. As a percentage of sandwich shop sales, occupancy expenses decreased to 10.7% for the quarter ended September 24, 2023, from 11.6% for the quarter ended September 25, 2022, primarily due to increased sales leverage in certain fixed occupancy related costs.
Other Operating Expenses
Other operating expenses increased by $1.5 million, or 7.8%, to $21.3 million during the quarter ended September 24, 2023, from $19.7 million during the quarter ended September 25, 2022. The increase was primarily related to an increase in marketing and advertising spend and certain items variable with sales, including fees to third-party delivery partners and credit card fees. As a percentage of sandwich shop sales, other operating expenses increased to 18.0% for the quarter ended September 24, 2023, from 17.0% for the quarter ended September 25, 2022, primarily driven by the increase in marketing and advertising spend.
Franchise Support, Rent and Marketing Expenses
Franchise support, rent and marketing expenses increased by $1.4 million to $1.6 million during the quarter ended September 24, 2023 compared to $0.1 million during the quarter ended September 25, 2022, driven by an increase in franchise rent expense as a result of the refranchising transactions executed throughout fiscal year 2023 as well as increased marketing and advertising expenses.
General and Administrative Expenses
General and administrative expenses increased by $2.3 million, or 24.5%, to $11.9 million during the quarter ended September 24, 2023, from $9.6 million during the quarter ended September 25, 2022. This increase was primarily driven by an increase in payroll costs and stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 9.8% for the quarter ended September 24, 2023, from 8.1% for the quarter ended September 25, 2022, primarily driven by an increase in corporate headcount to support our growth and development initiatives.

Depreciation Expense
Depreciation expense increased by $0.1 million, or 4.2%, to $3.0 million during the quarter ended September 24, 2023, from $2.9 million during the quarter ended September 25, 2022. As a percentage of revenues, depreciation was 2.5% during the quarter ended September 24, 2023, which is consistent with the quarter ended September 25, 2022.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $1.2 million, or 71.7%, to $0.4 million during the quarter ended September 24, 2023, from $1.6 million during the quarter ended September 25, 2022. The decrease in impairment was driven primarily by an increase in the performance of company-operated shops.
After performing a periodic review of our shops during the quarter ended September 24, 2023, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.4 million for the quarter ended September 24, 2023.
During the quarters ended September 24, 2023 and September 25, 2022, we did not incur any lease termination fees.
Interest Expense, Net
Net interest expense was $0.9 million during the quarter ended September 24, 2023 compared to $0.4 million during the quarter ended September 25, 2022, the increase was due to higher interest rates and average borrowings outstanding as a result of the Term Loan entered into in February 2023. The increase was partially offset by interest income generated through investments in money market funds of $0.2 million during the quarter ended September 24, 2023.
Income Tax Expense
We recognized income tax expense of $129 thousand for the quarter ended September 24, 2023. We recognized an income tax benefit of $4 thousand for the quarter ended September 25, 2022.

Year to Date Ended September 24, 2023 Compared to Year to Date Ended September 25, 2022
The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the Year to Date Ended				Increase (Decrease)	Percent Change
	September 24, 2023	% of Revenues	September 25, 2022	% of Revenues
Revenues
Sandwich shop sales, net	$359,995	98.5%	$328,873	99.1%	$31,122	9.5
Franchise royalties, fees and rent income	$5,665	1.5	$2,950	0.9	2,715	92.0
Total revenues	365,660	100.0	$331,823	100.0	33,837	10.2

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	100,424	27.9	94,952	28.9	5,472	5.8
Labor and related expenses	108,556	30.2	105,405	32.1	3,151	3.0
Occupancy expenses	39,046	10.8	41,209	12.5	(2,163)	(5.2)
Other operating expenses	62,686	17.4	56,977	17.3	5,709	10.0

(Percentages stated as a percent of total revenues)
Franchise support, rent and marketing expenses	3,359	0.9	361	0.1	2,998	NM
General and administrative expenses	33,558	9.2	26,899	8.1	6,659	24.8
Depreciation expense	8,902	2.4	9,089	2.7	(187)	(2.1)
Pre-opening costs	114	NM	—	NM	114	NM
Loss on Franchise Growth Acceleration Initiative activities	1,073	0.3	—	NM	1,073	NM
Impairment, loss on disposal of property and equipment and shop closures	2,161	0.6	3,980	1.2	(1,819)	(45.7)
Total expenses	359,879	98.4	338,872	102.1	21,007	6.2
Income (loss) from operations	5,781	1.6	(7,049)	(2.1)	12,830	NM

Interest expense, net	2,531	0.7	1,037	0.3	1,494	144.1
Gain on extinguishment of debt	239	0.1	(10,191)	NM	10,430	(102.3)
Income (loss) before income taxes	3,011	0.8	2,105	0.6	906	43.0
Income tax expense (benefit)	186	NM	148	NM	38	25.7
Net income (loss)	2,825	0.8	1,957	0.6	868	44.4
Net income attributable to non-controlling interest	442	0.1	267	NM	175	65.5
Net income (loss) attributable to Potbelly Corporation	$2,383	0.7%	$1,690	0.5%	$693	41.0

	For the Year to Date Ended
Other Key Performance Indicators	September 24, 2023		September 25, 2022		Increase (Decrease)
Comparable store sales	14.0%		18.5%		(4.5)%
Shop-level profit margin(1)	13.7%		9.2%		4.5%
Adjusted EBITDA(1)	$20,882		$8,199		$12,683
_____________________________________
(1) - Reconciliation below for Non-GAAP measures
"NM" - Amount is not meaningful

Revenues
Total revenues increased by $33.8 million, or 10.2%, to $365.7 million during the year to date ended September 24, 2023, from $331.8 million during the year to date ended September 25, 2022. This increase was primarily driven by the sustained recovery of our shops in central business district and airport locations, improved performance of our catering channel, successful marketing programs, and increased prices to offset cost inflation. Company-operated comparable store sales resulted in an increase of $44.3 million, or 14.0% for the year to date ended September 24, 2023. The increase in revenue also included sales from shops that were temporarily closed in 2022. These increases were partially offset by a decrease in sales of $14.5 million from shops that have permanently closed or refranchised over the last 12 months. Additionally, revenue from franchise royalties and fees increased by $2.7 million, or 92.0%.
Food, Beverage, and Packaging Costs
Food, beverage, and packaging costs increased by $5.5 million, or 5.8%, to $100.4 million during the year to date ended September 24, 2023, from $95.0 million during the year to date ended September 25, 2022. This increase was primarily driven by an increase in shop sales volume and increased costs of our food and paper supplies, partially due to commodity inflation. As a percentage of sandwich shop sales, food, beverage, and packaging costs decreased to 27.9% during the year to date ended September 24, 2023, from 28.9% during the year to date ended September 25, 2022, primarily driven by increased menu prices partially offset by the previously noted increased costs.
Labor and Related Expenses
Labor and related expenses increased by $3.2 million, or 3.0%, to $108.6 million during the year to date ended September 24, 2023, from $105.4 million for the year to date ended September 25, 2022, primarily driven by an increase in shop sales volumes and higher shop labor wage rates as a result of labor availability challenges in certain restaurants. As a percentage of sandwich shop sales, labor and related expenses decreased to 30.2% during the year to date ended September 24, 2023, from 32.1% for the year to date ended September 25, 2022, primarily driven by sales leverage in certain fixed labor related costs not directly variable with sales.
Occupancy Expenses
Occupancy expenses decreased by $2.2 million, or 5.2%, to $39.0 million during the year to date ended September 24, 2023, from $41.2 million during the year to date ended September 25, 2022, primarily due to our refranchising efforts. As a percentage of sandwich shop sales, occupancy expenses decreased to 10.8% for the year to date ended September 24, 2023, from 12.5% for the year to date ended September 25, 2022, primarily due to increased sales leverage in certain fixed occupancy related costs and the refranchising activities.
Other Operating Expenses
Other operating expenses increased by $5.7 million, or 10.0%, to $62.7 million during the year to date ended September 24, 2023, from $57.0 million during the year to date ended September 25, 2022. The increase was primarily related to an increase in marketing and advertising spend and certain variable costs, including fees to third-party delivery partners and credit card fees. As a percentage of sandwich shop sales, other operating expenses increased slightly to 17.4% for the year to date ended September 24, 2023, from 17.3% for the year to date ended September 25, 2022.
Franchise Support, Rent and Marketing Expenses
Franchise support, rent and marketing expenses increased by $3.0 million to $3.4 million during the year to date ended September 24, 2023 compared to $0.4 million during the year to date ended September 25, 2022, driven by increased rent expense from our refranchise efforts and increased marketing and advertising expenses.
General and Administrative Expenses
General and administrative expenses increased by $6.7 million, or 24.8%, to $33.6 million during the year to date ended September 24, 2023, from $26.9 million during the year to date ended September 25, 2022. This increase was primarily driven by an increase in bonus expense, payroll costs and stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 9.2% for the year to date ended September 24, 2023, from 8.1% for the year to date ended September 25, 2022, primarily driven by an increase in corporate headcount to support our growth and development initiatives.

Depreciation Expense
Depreciation expense decreased by $0.2 million, or 2.1%, to $8.9 million during year to date ended September 24, 2023, from $9.1 million during the year to date ended September 25, 2022. The decrease was driven primarily by a lower depreciable base related to a decrease in the number of company-operated shops and higher impairment charges taken in prior periods. As a percentage of revenues, depreciation was 2.4% during the year to date ended September 24, 2023 and 2.7% for the year to date ended September 25, 2022.
Loss on Franchise Growth Acceleration Initiative activities
Loss on Franchise Growth Acceleration increased by $1.1 million during year to date ended September 24, 2023, as no losses were incurred during the year to date ended September 25, 2022 since the initiative was announced in Q1 2023. The loss was driven by two executed refranchise transactions, primarily due to impairment of the assets sold.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $1.8 million, or 45.7%, to $2.2 million during the year to date ended September 24, 2023, from $4.0 million during the year to date ended September 25, 2022.
After performing a periodic review of our shops during the year to date ended September 24, 2023, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.9 million for the year to date ended September 24, 2023.
During the year to date ended September 24, 2023, we did not incur any lease termination fees.
Interest Expense, Net
Net interest expense was $2.5 million during the year to date ended September 24, 2023 compared to $1.0 million during the year to date ended September 25, 2022, as a result of higher borrowings outstanding and higher interest rates on our Term Loan entered into in February 2023. The increase was partially offset by interest income generated through investments in money market funds of $0.2 million during the year to date ended September 24, 2023.
Income Tax Expense
We recognized income tax expense of $0.2 million for the year to date ended September 24, 2023 compared to expense of $0.1 million for the year to date ended September 25, 2022.

Non-GAAP Financial Measures
Shop-Level Profit Margin
Shop-level profit margin was 14.6% and 13.7% for the quarter and year to date ended September 24, 2023, respectively, due to the changes discussed above. Shop-level profit margin is not required by, or presented in accordance with U.S. GAAP. We believe shop-level profit margin is important in evaluating shop-level productivity, efficiency and performance.

	For the Quarter Ended		For the Year to Date Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
	($ in thousands)		($ in thousands)
Income (loss) from operations	$2,631	$(705)	$5,781	$(7,049)
Less: Franchise royalties, fees and rent income	2,428	1,200	5,665	2,950
Franchise support, rent and marketing expenses	1,553	115	3,359	361
General and administrative expenses	11,894	9,554	33,558	26,899
Pre-opening costs	59	—	114	—
Loss on Franchise Growth Acceleration Initiative activities	110	—	1,073	—
Depreciation expense	3,044	2,922	8,902	9,089
Impairment, loss on disposal of property and equipment and shop closures	458	1,616	2,161	3,980
Shop-level profit [Y]	$17,321	$12,302	$49,283	$30,330
Total revenues	$120,768	$117,649	$365,660	$331,823
Less: Franchise royalties, fees and rent income	2,428	1,200	5,665	2,950
Sandwich shop sales, net [X]	$118,340	$116,449	$359,995	$328,873
Shop-level profit margin [Y÷X]	14.6%	10.6%	13.7%	9.2%

Adjusted EBITDA
Adjusted EBITDA was $7.3 million and $20.9 million for the quarter and year to date ended September 24, 2023, respectively, due to the changes discussed above. Adjusted EBITDA is not required by, or presented in accordance with U.S. GAAP. We believe that Adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

	For the Quarter Ended		For the Year to Date Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
	($ in thousands)		($ in thousands)
Net income attributable to Potbelly Corporation	$1,495	$9,029	$2,383	$1,690
Depreciation expense	3,044	2,922	8,902	9,089
Interest expense	853	354	2,531	1,037
Income tax expense (benefit)	129	(4)	186	148
EBITDA	$5,521	$12,301	$14,002	$11,964
Impairment, loss on disposal of property and equipment, and shop closures (a)	458	1,616	2,161	3,980
Stock-based compensation	1,192	951	3,407	2,446
(Gain)/loss on extinguishment of debt	—	(10,191)	239	(10,191)
Loss on Franchise Growth Acceleration Initiative activities (b)	110	—	1,073
Adjusted EBITDA	$7,281	$4,677	$20,882	$8,199
______________________________
(a)This adjustment includes costs related to impairment of long-lived assets, loss on disposal of property and equipment and shop closure expenses.
(b)This adjustment includes costs related to our plan to grow our franchise units domestically through multi-unit shop development area agreements, which may include refranchising certain company-operated shops.

Liquidity and Capital Resources
General
Our ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents, and our Term Loan. In the short term, our primary requirements for liquidity and capital are existing shop capital investments, maintenance, lease obligations, working capital and general corporate needs. Our requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell certain inventory items before we need to pay our suppliers for such items. Company-operated shops do not require significant inventories or receivables.
We ended the quarter ended September 24, 2023 with a cash balance of $31.7 million and total liquidity (cash less restricted cash) of $30.9 million compared to a cash balance of $35.0 million and total liquidity (cash less restricted cash) of $34.3 million at the end of the previous quarter. We believe that cash from our operations and the cash proceeds received under the Term Loan provide us sufficient liquidity for at least the next twelve months.
Cash Flows
The following table presents summary cash flow information for the periods indicated:

	For the Year to Date Ended
	September 24, 2023	September 25, 2022

Net cash provided by (used in):
Operating activities	$14,501	1,018
Investing activities	(10,890)	(4,914)
Financing activities	12,458	(951)
Net increase (decrease) in cash	$16,069	$(4,847)
Operating Activities
Net cash provided by operating activities increased to $14.5 million for the year to date ended September 24, 2023, from $1.0 million for the year to date ended September 25, 2022. The $13.5 million change in operating cash was primarily driven by an increase in income from operations compared to the prior year and development fees collected from franchisees.
Investing Activities
Net cash used in investing activities increased to $10.9 million for the year to date ended September 24, 2023, from $4.9 million for the year to date ended September 25, 2022. The $6.0 million increase in cash outflow was primarily driven by additional capital expenditures which related to ongoing investment in our company-owned shops and digital platforms. This cash outflow was partially offset by $1.4 million cash collected from the sale of refranchised assets.
Financing Activities
Net cash provided by financing activities increased to $12.5 million for the year to date ended September 24, 2023, from $(1.0) million for the year to date ended September 25, 2022. The $13.4 million increase in financing cash was primarily driven by net proceeds from the Term Loan executed in the first quarter of 2023 partially offset by repayments under our senior secured credit facility (the "Former Credit Facility").
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
As of September 24, 2023, the effective interest rate was 14.94%.
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
Subject to certain customary exceptions, obligations under the Credit Agreement are guaranteed by the Company and all of the Company’s current and future wholly-owned material domestic subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Company and its subsidiary guarantors.
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

In connection with entering into the Credit Agreement, we paid $2.2 million is debt issuance costs, all of which were capitalized. During the quarter ended September 24, 2023, we amortized $0.3 million of debt issuance costs, which is included in interest expense in the condensed consolidated statement of operations. As of September 24, 2023, we had $24.1 million outstanding under the Term Loan. We are currently in compliance with all financial debt covenants.

Stock Repurchase Program
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter ended September 24, 2023, we did not repurchase any shares of our common stock under the stock repurchase program. We do not have plans to repurchase any common stock under our stock repurchase program at this time.

Securities Purchase Agreement
On February 9, 2021, we closed on a Securities Purchase Agreement (the "SPA") for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are currently exercisable until August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. During the quarter ended September 24, 2023, no warrants were exercised. For the year to date ended September 24, 2023, 176,272 warrants were exercised at the exercise price of $5.45 per warrant. As of September 24, 2023, we had 1,123,589 warrants outstanding that are exercisable through August 12, 2026.

Equity Offering Program
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the "Shares"), from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of September 24, 2023, we have not sold any shares under the Sales Agreement.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 24, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 24, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 24, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the year to date ended September 24, 2023 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
December 26, 2022 - January 22, 2023	3	$7.47	—	$37,982
January 23, 2023 - February 19, 2023	1	$7.99	—	$37,982
February 20, 2023 - March 26, 2023	37	$8.19	—	$37,982
March 27, 2023 - April 23, 2023	45	$8.56	—	$37,982
April 24, 2023 - May 21, 2023	22	$10.48	—	$37,982
May 22, 2023 - June 25, 2023	20	$7.94	—	$37,982
June 26, 2023 - July 23, 2023	1	$8.78	—	$37,982
July 24, 2023 - August 20, 2023	4	$9.31	—	$37,982
August 21, 2023 - September 24, 2023	12	$7.89	—	$37,982
Total number of shares purchased:	145		—
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the quarter ended September 24, 2023, no director or officer of Potbelly adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

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

POTBELLY CORPORATION

Date: November 1, 2023	By:	/s/ Steven Cirulis
Steven Cirulis
Chief Financial Officer
(Principal Financial Officer)