Form 10-K
period 2023-12-31
POTBELLY CORP
filed 2024-03-08
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K
___________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 25, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $231.5 million, based on the closing price of the registrant’s common stock on such date as reported on the Nasdaq Global Select Market. For the purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 25, 2024, 29,602,526 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

Potbelly Corporation and Subsidiaries

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY
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
•our ability to manage our growth and successfully implement our business strategy;
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
•our ability to expand into new markets and successfully identify, open and operate new shops (which is dependent upon various factors such as the availability of attractive sites for new shops);
•our ability to negotiate suitable lease terms, terminate on acceptable terms or sublease or assign leases for underperforming shops;
•our ability to identify new franchisees to open and operate new shops;
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
•damage to our reputation caused by, for example, any perceived reduction in the quality of our food, service or staff, an adverse change in our culture or the operations of our franchisees;
•the seasonality of our business;
•our supply chain;
•demographic trends, traffic patterns and our ability to effectively respond in a timely manner to changes in traffic patterns;
•the cost of advertising and media;
•inflation or deflation, unemployment rates, interest rates, and increases in various costs, such as real estate and insurance costs;
•risks associated with labor disputes, labor unions, or our ability to offset higher labor costs;
•adverse weather conditions, natural disasters and other disasters, especially in local or regional areas in which our shops are concentrated;

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
•the volatility of our common stock and actions by activist stockholders;
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

PART I
ITEM 1.    BUSINESS
The Neighborhood Sandwich Shop
Potbelly Corporation is a sandwich concept that has been feeding customers’ smiles with warm, toasty sandwiches, signature salads, hand-dipped shakes, freshly-baked cookies and other fresh menu items, customized just the way customers want them, for more than 40 years. Potbelly promises Fresh, Fast & Friendly service in a welcoming environment that reflects the local neighborhood. Our employees are trained to engage with our customers in a genuine way to provide a personalized experience. We believe the combination of our great food, people and atmosphere creates a devoted base of Potbelly customers.
We believe that a key to our past and future success is our culture. It is embodied in The Potbelly Way, which is an expression of our Vision, Mission and Values, and the foundation of everything we do. Our Vision is to be the most loved sandwich brand in every neighborhood. Our Mission is to delight customers with great food and good vibes. Our Values embody both how we lead and how we behave and form the cornerstone of our culture. We use clear language that resonates from the frontline associate to the most senior levels of the organization, creating shared expectations and accountabilities in how we approach our day-to-day activities. We strive to be a fun, friendly and hardworking group of people who enjoy taking care of our customers, while at the same time taking care of each other.
As of December 31, 2023, we had 424 shops in 31 states and the District of Columbia. Of these, the company operates 345 shops and franchisees operate 79 shops.
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
Potbelly opened its second shop in 1997 and continued to open shops in more neighborhoods reaching over 400 company-operated and franchise locations today. Throughout the growth, each new shop has maintained a similar look, vibe and experience that defines the Potbelly brand. Though our shops vary in size and shape, we maintain core elements in each new location, such as fast and efficient line flow, vintage décor customized with local details and exceptional customer focus.
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
•Craveable-Quality Food at a Great Value
•People Creating Good Vibes
•Customer Experiences that Drive Traffic Growth
•Digitally-Driven Awareness, Connection and Traffic
•Franchise-Focused Development
These initiatives include improvements to our overall customer experience, an updated, simplified menu and further enhancements of our Potbelly Perks rewards program. They also include improvements to drive a better digital customer experience.
Lastly, we are prioritizing low-cost, high-return traffic driving opportunities, as well as numerous initiatives that are focused on expanding shop-level margins. While we cannot provide assurances that we will achieve and maintain these objectives, we consider each of them to be core strategies of our business.

Shop Operations. We believe that continued excellence in shop-level execution is fundamental to our growth and improved performance. To maintain our operational standards, we use a Balanced Scorecard approach to measure People, Customers, Sales and Profits at each of our shops. Hiring the right people and maintaining optimal staffing levels enables us to run efficient operations. We track metrics such as peak hour throughput and customer satisfaction survey results. Shop sales and profitability are benchmarked against prior year periods and budget, and we focus on achieving targets on a shop-by-shop basis. To support our shop operators, we invest in systems and technology that can meaningfully improve shop-level execution. For example, we have applied technology to automate and ensure customer focus. In addition, we are expanding our off-premise business, including catering, delivery and pickup, which we view as additional growth drivers.
Shop Development. Our company-operated shops are successful in diverse markets in 19 states and the District of Columbia. Our shops are also located in multiple types of neighborhoods and formats, including suburban, urban, central business districts, airports and others. We evaluate a number of metrics to assess the optimal sites for our new shops, including neighborhood daytime population, site visibility, traffic and accessibility, along with an on-the-ground qualitative assessment of the characteristics of each unique trade area. This location-specific approach to development allows us to leverage our versatile shop format, which does not have standardized requirements with respect to size, shape or location, to achieve strong returns across a wide range of real estate settings. See “—Site Selection and Expansion—Shop Design” for more information about our shop requirements.
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

Franchising. In 2010, we initiated a program to franchise shops in selected markets in the U.S. As of December 31, 2023, our franchisees operated 79 shops across 22 states. As we further develop our franchise program, we intend to expand the number of franchise shops at an increasing rate of growth. We focus on franchisees that are compatible with the Potbelly culture that commit to multi-unit growth through our exclusive Shop Development Area Agreements (“SDAAs”). See “—Franchising” for more information about our franchise programs. Since the initiation of the program, we have sold 182 shop commitments as of December 31, 2023. We expect the financial impact of our franchising efforts to continually expand along with the franchise growth itself.
Our Food
Our Menu
Each of our shops offers freshly-made food with high-quality ingredients. Our menu currently includes toasty hot sandwiches, signature salads, soups, chili, sides, freshly-baked cookies, hand-dipped shakes and, in our breakfast locations, breakfast sandwiches.
Overall, we believe our menu of high-quality food at reasonable prices offers considerable value to our customers. In fiscal year 2023, our system-wide average check per entree was approximately $11.87, up from $11.38 in 2022.

We believe menu innovation is a way for us to grow our business, responding to consumer trends, listening to customer feedback, and understanding customers' needs. This innovation includes the ongoing development of bundling options, craveable add-ons, and premium protein sandwiches served toasty warm from our ovens, while continuing to encourage customization and personalization by each customer.
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
Shop Operations and Management
We believe having an excellent manager in each shop is a critical factor in achieving continuous excellence in operations. Managers hire our associates, help ensure consistent execution of our menu items and strive to achieve specific targets that are evaluated daily, weekly and periodically. We devote significant time and resources to identifying, selecting and training our managers who, along with our employees, provide a positive experience to our Potbelly customers. We invest in people, customer and operating systems that help our leaders manage their teams and drive consistency in achieving business targets. Our sales-based commission, profit-sharing bonus program incentivizes all levels of shop management on continuous improvement.
Potbelly Operations
Our operations are structured around the elements of: People, Customers, Sales and Profits. Our business includes over 39% digital orders through the Potbelly App or website and third-party delivery services providers, along with our in-shop and drive-thru experiences. The highest sales volume daypart is lunch, but other parts of the day are also important to our business. Additionally, we have well balanced sales volume throughout the week. Our labor scheduling systems help ensure the appropriate staffing when needed. For in-shop orders, our employees greet our customers, take their order and dress the sandwiches to order. We are implementing and expanding upon new technology with the Potbelly Digital Kitchen ("PDK") that helps streamline digital orders and support high volume shops with in-line order taking tablets to improve throughput and customer satisfaction. Beginning in 2023, PDK was and will be integrated in the initial construction and design of all new shop openings.
Each shop has a budget and targets that align to the shop bonus programs. Our scorecard system aligns key targets such as sales and profits, staffing, training, turnover and customer experiences to encourage high performance. Our performance metrics are aligned to the quarterly shop bonus program that rewards top performers and encourages over-delivery against targets. In addition to our internal efforts, we also leverage third-party companies to provide customer service feedback and conduct food safety assessments to analyze and improve the Potbelly experience.
The Potbelly Experience
We seek to deliver a positive experience for every customer at every opportunity through our tasty food, unique atmosphere and outgoing and engaging employees. We staff each shop with experienced teams to ensure consistent and attentive customer service that provides a unique and "Good Vibes" experience. We target employees who are friendly and responsive to the needs of our customers as they assist them in selecting menu items complementing individual preferences. We staff appropriately during peak hours to ensure a fast yet personal Potbelly experience for each in-shop customer, with face-to-face interaction from start to finish and a fast yet convenient experience for each of our digital customers. We also provide off-premise services, including catering, delivery and order ahead to serve our customers.
Human Capital Resources
As of December 31, 2023, we employed over 5,000 persons, of which approximately 180 are corporate personnel, 450 are shop management personnel and the remainder are hourly shop personnel. Our franchisees are independent business owners that separately employ personnel in their shops.
Potbelly actively creates and promotes an environment that is inclusive of all people and their unique abilities, strengths and differences. We respect and embrace diversity in each other, our customers, suppliers and all others with whom we interact as an essential component in the way we do business. We look to attract, hire and retain smart, talented and outgoing people who share and demonstrate our values. We value friendly employees who engage with our customers in a genuine way to provide a personalized experience. We believe we make expectations and accountabilities clear through our culture training and our Employee Handbook, including the Ethics Code of Conduct, which summarizes company information, policies and employee conduct guidelines.
The Potbelly Way, outlined in our Employee Handbook, defines the culture of our company and our employees. It is the recipe that motivates and inspires us to be the best at what we do.
Our Vision – to be the most loved sandwich brand in every neighborhood.

Our Mission – to delight customers with great food and good vibes.
Our Values:
•Great Food – we love serving great-tasting, high-quality craveable food.
•Good Vibes – we bring positive energy, fun and friendliness.
•Achievement – we have high standards, deliver great results and celebrate success.
•Innovation – we're always improving through creative solutions.
•Integrity – we're accountable and always do what's right.
•Teamwork – we have each other's back and work together.
•Community – we value and support the neighborhoods we call home.
•Belonging – we make everyone feel welcome and valued.
Our culture helps us to attract and retain employees and has contributed to our better-than-industry-average turnover rate for the year ended December 31, 2023. Employees are further encouraged to perform at their personal best through an ongoing scorecard measuring system that is tied directly to a pay for performance compensation program. We believe our sustainable process to hire, train and develop our people enables us to deliver a positive customer experience. A typical Potbelly shop consists of one salaried general manager, several hourly managers and numerous employees. The number of employees can increase during peak hours or at locations with high-traffic.
Many of our managers live in the neighborhood in which their shop is located. We believe this allows them to get to know their customers, understand the unique character of each neighborhood and form deep roots within the community. The shop manager has primary responsibility for the day-to-day operation of the shop and is required to abide by Potbelly’s operating standards. Our Management Training Program provides new levels of management with five to nine weeks of training that emphasizes culture, standards, strategy and procedures to prepare them for success, and is followed by on-going, in-shop coaching with their District Manager or Regional Director. Our shop managers report to District Managers who typically report to a Regional Director, and Vice President of Company Operations. We also employ franchise business consultants exclusively dedicated to our franchisees and their shop operations. These employees all report ultimately to our Chief Operating Officer. In addition, members of senior management visit shops regularly to help ensure that our culture, strategy and quality standards are being adhered to in all aspects of our operations.
Shop managers are responsible for selecting, hiring and training the employees for each new shop. The training period includes on-the-job supervision by an experienced employee. Ongoing employee training remains the responsibility of the shop manager, but we also provide specific training for our employees around The Potbelly Way each year. Special emphasis is placed on the safety, consistency and quality of food preparation and service, which is monitored through ongoing coaching sessions and meetings with managers. In addition, we have other continuing communications with all of our employees on food safety and preparation standards.
At Potbelly, we believe rewards and recognition play an important role in retaining our employees. Our approach to rewarding talent is through a combination of competitive compensation and benefits. To foster a sense of ownership and align the interests of our team members with shareholders, stock options, restricted stock units and performance-based units are provided to eligible team members under our 2019 Long-Term Incentive Plan. Additionally, certain employees are eligible for performance-based cash incentive plans. These incentive plans reward individuals based on the achievement of predetermined company targets.
Potbelly is committed to providing our employees with a benefits program that is both comprehensive and competitive. Our benefits program offers health care, dental and vision coverage, as well as financial stability to our employees and their families. We remain focused on compensating our employees equally, regardless of gender, race and ethnicity. Potbelly also provides an employee meal benefit program. Our Recognition Toolkit outlines our programs that recognize employees’ contributions to the overall objectives and efficient operations of the Company.
Restaurant Portfolio
As of December 31, 2023, we had 424 shops in 31 states and the District of Columbia. Of these, the company operates 345 shops and franchisees operate 79 shops.
In 2023, we opened one new company-operated shop and closed seven. In the near term, we will continue to evaluate underperforming shops for possible closure and limit our rate of company-operated shop growth while we focus on franchise shop development under our Franchise Growth Acceleration Initiative. As part of this initiative, we refranchised 33 company-operated shops during 2023 across multiple markets. We expect that most of our shop growth will occur through franchisee development in 2024.
With an average new shop investment of approximately $650,000 and average unit volumes of $1.32 million, which represent the average net sandwich shop sales for all company-operated shops for fiscal year 2023, we strive to generate average shop-level profit margins, a non-GAAP measure, of mid to high teens. However, we cannot provide any assurances that we will achieve and maintain similar profit margins or cash returns in the future.
Site Selection and Expansion
We consider the location of a shop to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential locations. We seek new shop locations based on specific criteria, such as demographic characteristics, daytime population thresholds and traffic patterns, along with the potential visibility of, and accessibility to, the shop. New company shops are built with only one purpose in mind: to generate cash flow that meets or exceeds those modeled in our return targets. Franchisees have similar expectations for their new shop development while the company benefits from the brand expansion and royalty income from those locations. Our strategy is to focus primarily on franchise unit growth and limit our rate of company-operated shop growth.
Shop Design
We strive to create a unique customer experience that delivers a neighborhood feel for each shop. We typically design the interior of our shops in-house, utilizing outside architects when necessary. Our design team sources most furnishings and decorations for our shops. Each of our shops features vintage décor and shared design elements, such as the use of wood, wallpaper motifs and our signature Potbelly stove. Consistent with The Potbelly Way, our shops display locally-themed photos and other decorative items inspired by the neighborhood. Our shop size averages approximately 2,300 square feet; however, we currently target shop sizes between 1,800 and 2,000 square feet for new openings. The dining area of a typical shop can seat anywhere from 20 to 40 customers. Some of our shops incorporate larger dining areas and outdoor patios. We believe the unique atmosphere creates a lively place where friends and family can get together, encourages repeat visits by our customers and drives increased sales. We continue to focus on our shop design to improve the delivery and customer pickup experience.
Construction
Construction of a new shop generally takes approximately 60 to 90 days from the date the location is leased or under contract, fully permitted and the landlord has delivered the space to Potbelly. Each new shop requires a total cash investment of approximately $650,000, but this figure could be materially higher or lower depending on the market, shop size and condition of the premises upon landlord delivery. We generally construct shops in third-party leased retail space but also construct free-standing buildings on leased properties. In the future, we intend to continue converting existing third-party leased retail space or constructing new shops in the majority of circumstances. For additional information regarding our leases, see “—Properties” in Item 2.
Franchising
We look for franchisees who love working with a team and have solid business experience, financial qualifications and personal motivation. Our franchise arrangements grant third parties a license to establish and operate a shop using our systems and trademarks. The franchisee pays us for the ideas, strategy, marketing, operating system, training, purchasing power and brand recognition. All new franchisees participate in an eight-week training program consisting of real-life experience in our company-operated shops. Franchised shops must be operated in compliance with our methods, standards and specifications, regarding menu items, ingredients, materials, supplies, services, fixtures, furnishings, décor and signs.
Franchising Terms
The conventional franchise agreement provides for an initial term of eight to ten years with the option to renew. The conventional agreement requires the franchisee to pay a weekly royalty of 6.0% of gross sales net of discounts, an upfront initial franchise fee and ongoing IT and operational fees. The franchisee is also required to contribute to the Potbelly Brand Fund, which is used for advertising and marketing activities to promote the Potbelly brand.

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

Advertising and Marketing
We believe our shops appeal to a broad base of loyal customers for our great food, diverse menu and good vibes, staffed by friendly people. Under our current strategy we have devoted greater marketing resources to promote the Potbelly brand and, among other things, generate awareness of shop locations, promotions and brand differentiation all with the objective of driving traffic growth in our shops.
Advertising
We promote our brand in all markets where we have shops. The use of digital media is the most common advertising vehicle. Additionally, we rely on in-shop materials to communicate and market to our customers.
Digital Marketing
We have increased our use of digital marketing tools, which enable us to reach a significant number of people in a timely and targeted fashion. We believe that our customers will use social media to make dining decisions or to share dining experiences; therefore, we advertise on Facebook, Instagram and several other digital media platforms. We also leverage our Potbelly App to communicate with our customers and personalize offers for them. These platforms allow them to transact with us digitally by ordering ahead for pickup or delivery, paying with their phone and earning tasty treats.
Potbelly Perks
We offer a loyalty program for customers called Potbelly Perks that can be accessed at potbelly.com, the Potbelly App and at the point of sale in our shops. In 2023, a Potbelly Perks member earned 10 points for every dollar spent and earned a free entrée after achieving 1,000 points. Once a member earned the free entrée, that entrée reward expired after 30 days.
In January 2024, we enhanced our Potbelly Perks program to provide more reward options and flexibility for members. Members will earn 10 or more coins, the equivalent of points under the legacy program, for every dollar they spend. The number of coins earned per dollar is dependent on each member's annual spend with Potbelly. Coins can be redeemed for a variety of items across the Potbelly menu. The coins expire one year after they are earned.
Sourcing and Supply Chain
Our supply chain team sources, negotiates and purchases food supplies for our shops. We believe in using safe, high-quality ingredients while maintaining our value position in the marketplace. We benchmark our products against the competition using consumer panels. We contract with Distribution Market Advantage, Inc. ("DMA"), a cooperative of multiple food distributors located throughout the nation. DMA is a broker through which we negotiate and gain access to third-party food distributors and suppliers. For fiscal year 2023, distributors through our DMA arrangement supplied us with more than 90% of our food supplies through six primary distributors: Reinhart FoodService, L.L.C., Ben E. Keith Company, Harbor Foodservice, Shamrock Foods, Gordon Food Service and Nicholas & Co. Our remaining food supplies are distributed by other distributors under separate contracts. Our distributors deliver inventory to our shops approximately two to three times per week.
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

Currently we have pricing arrangements of varying lengths with our distributors and suppliers, including distributors and suppliers of meats, dairy, bread, cookie dough and other products. Meats represent approximately 30% of our product purchasing composition. In fiscal year 2023, more than 80% of our meat products were sourced from 10 suppliers under non-exclusive contracts. We have secondary suppliers in place for many of our significant meats, and we believe we would be able to source our meat requirements from different suppliers if doing so became necessary. We have a non-exclusive contract with Campagna-Turano Bakery, Inc. for our signature multigrain bread. Campagna-Turano Bakery, Inc. produces bread items in a primary and secondary production facility. We have secondary suppliers in place for, our bread items and we believe we would be able to source our bread requirements from different suppliers if doing so became necessary. However, changes in the price or availability of certain products may affect the profitability of certain items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.
The remainder of our products, ingredients and supplies are currently sourced from a variety of interchangeable suppliers. Additionally, our supply chain team has established contingency plans for many key products. For example, manufacturers of certain products maintain alternative production facilities capable of satisfying our requirements should the primary facility experience interruptions. For other products, we believe we have identified alternate suppliers that could meet our requirements at competitive prices or, in some cases, have identified a product match that could be used in our shops. Our supply chain team regularly updates our procurement strategies to include contingency plans for new products and ingredients, as well as additional secondary and alternate suppliers. We believe these strategies would collectively enable us to obtain sufficient product quantities from other sources at competitive prices without material disruption should a current supplier be unable to fulfill its commitment to us.
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
Competition
We compete in the restaurant industry, primarily in the fast-casual restaurant segment but also with restaurants in the full-service restaurant segment and face significant competition from a wide variety of restaurants, convenience stores and other outlets on a national, regional and local level. We believe that we compete primarily based on product quality, restaurant concept, service, convenience, value perception and price. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel, and other resources than we do, and as a result, these competitors may be better positioned to succeed in a highly competitive restaurant industry. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings and open new units. We compete with fast-casual restaurants, specialty restaurants and other retail concepts for prime shop locations. In recent years, competition has increased from food delivery services, which offer meals from a wide variety of restaurants.
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
Our shop operations are also subject to federal and state labor laws, including the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, and the Occupational Safety and Health Act, governing such matters as minimum wages, overtime, fringe benefits, workplace safety and other worker conditions and citizenship requirements. Significant numbers of our food service and preparation personnel are paid at rates related to the applicable minimum wage and further increases in the minimum wage or other changes in these laws could increase our labor costs.

Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.
We and our franchisees may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, as well as discrimination and similar matters.
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
Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (“FTC”) and various state laws regulating the offer and sale of franchises. The FTC’s franchise rule and various state laws require that we furnish a franchise disclosure document (“FDD”) containing certain information to prospective franchisees and a number of states require registration of the FDD with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship, including in the areas of termination and non-renewal, presently exist in a substantial number of states. We believe that our FDD and franchising procedures comply in all material respects with both the FTC guidelines and the applicable state laws regulating franchising in those states in which we have offered franchises.
See “Risk Factors” in Item 1A for a discussion of risks relating to federal, state and local regulation of our business.
Seasonality
Our business is subject to seasonal fluctuations. Historically, customer spending patterns for our established shops are lowest in the first quarter of the year due to holidays, consumer habits and adverse weather. Other factors also have a seasonal effect on our results. For example, shops located near colleges and universities typically do more business during the academic year. Our quarterly results have been and will continue to be affected by the timing of new shop openings and their associated pre-opening costs. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.
Intellectual Property and Trademarks
We regard our “Potbelly” and “Potbelly Sandwich Works” trademarks as having significant value and as being important factors in the marketing of our shops. We have also obtained trademarks for several of our other menu items, such as “A Wreck,” and for various advertising slogans, including “Good Vibes, Great Sandwiches,” “Feed Your Smile” and “A First Class Dive.” We have procedures in place to monitor for potential infringement of our intellectual property, and it is our policy to pursue registration of our intellectual property whenever possible and to oppose vigorously any infringement thereof, taking into account the strength of our claim, likelihood of success, cost and overall business priorities.
We license the use of our registered trademarks to franchisees through franchise arrangements. The franchise arrangements restrict franchisees’ activities with respect to the use of our trademarks and impose quality control standards for the goods and services offered in connection with the trademarks.

Available Information
We maintain a website with the address www.potbelly.com. Potbelly's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission (the “SEC”), are publicly available free of charge on the Investor Relations section of our website at investors.potbelly.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC. In addition, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. Our corporate governance policies, Ethics Code of Conduct and Board committee charters are also posted on the Investor Relations section of Potbelly's website. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report Potbelly files with, or furnishes to, the SEC.

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

The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to food safety and quality, ambience, service, price, value and location. We compete with national, regional and locally owned limited-service restaurants, fast casual restaurants, and full-service restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well established in markets in which we have existing shops or intend to locate new shops. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we have shops. Any inability to successfully compete with the restaurants in our markets will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenues and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Further, we face growing competition from the supermarket industry, with the improvement of their “convenient meals” in the deli section, and from limited-service and fast casual restaurants, as a result of higher-quality food and beverage offerings by those restaurants. Meal kit delivery companies and other eat-at-home options also present some degree of competition for our shops. In addition, some of our competitors have in the past implemented programs which provide price discounts on certain menu offerings, and they may continue to do so in the future. If we are unable to continue to compete effectively, our traffic, sales and shop-level profit margins could decline, and our business, financial condition and results of operations would be adversely affected.
Our digital business, which has become an increasingly significant part of our business, is subject to risks.

If we do not continue to grow our digital business, it may be difficult for us to achieve our planned sales growth. We rely on some third-party delivery services to fulfill delivery orders and their ordering and payment platforms, or our mobile app or online ordering system, could be interrupted by technological failures, user errors, cyber-attacks or other factors, which could adversely impact sales through these channels and negatively impact our reputation. Our delivery partners are responsible for order fulfillment and errors or failures to make timely deliveries could cause guests to stop ordering from us. Additionally, our delivery partners own the customer data for Potbelly orders placed on their platform and may use such customer data to encourage customers to order from other restaurants or delivery platforms. The third-party restaurant delivery business is intensely competitive, with a number of players competing for market share, online traffic capital, and delivery drivers. If the third-party delivery services that we utilize cease or curtail operations, increase their fees, or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted.

We are subject to risks associated with leasing property subject to long-term non-cancelable leases, and the costs of exiting leases at shops we have closed or may close in the future may be greater than we estimate.

We do not own any real property and all of our company-operated shops are located on leased premises. Payments under our company-operated shops' leases account for a significant portion of our operating expenses, and we expect that new company-operated shops in the future will also be leased. The leases for our shop locations generally have initial terms of ten years and typically provide for two renewal options in five-year increments as well as for rent escalations. Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If we close a shop, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close shops in desirable locations. For further details on the significance of occupancy costs to our profitability, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Fiscal year 2023 (53 Weeks) Compared to Fiscal year 2022 (52 Weeks)-Revenues” in Item 7.

We may sublease or assign properties and face future liability if subtenants or assignees default or incur contingent liabilities.

For the underperforming shops we have closed, we have negotiated lease termination agreements on terms that are acceptable to us for a majority of them. However, in some cases we may seek to either assign leases and retain contingent liability for rent and other lease obligations or to retain the tenant’s obligations under the lease and sublease the shop premises to a third party. But we may be unable to enter into such arrangements on acceptable terms, and even if we do, such arrangements may result in our incurring liabilities and expenses in future periods. The rent payments that we receive from subtenants may be less than our rent obligations under the leases. Under these circumstances, we would be responsible for any shortfall. These risks are heightened as we continue to increase our refranchising efforts which may adversely affect our financial condition or results of operations.
Our sales and profit growth could be adversely affected if comparable store sales are less than we expect.

The level of comparable store sales, which represent the change in year-over-year sales for company-operated shops open for 15 months or longer, will affect our sales growth and will continue to be a critical factor affecting profit growth. Our ability to increase comparable store sales depends in part on our ability to successfully implement our initiatives to build sales. Such initiatives may not be successful, resulting in our inability to achieve our target comparable store sales growth or that the change in comparable store sales could be negative, either of which may cause a decrease in sales and profit growth that would adversely affect our business, financial condition or results of operations.
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

Our franchisees are obligated to operate their shops according to our specific guidelines. We provide training opportunities to these franchisees to integrate them into our operating strategy. However, since we do not have control over these shops, we cannot ensure that there will not be differences in product quality, operations, marketing or profitably or that there will be adherence to all of our guidelines at these shops. The failure of these shops to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.

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

Risks Related to Macroeconomic and Industry Conditions
Local conditions, adverse weather conditions, natural disasters, acts of violence, terrorism or civil unrest, could adversely affect our business.

Certain of the regions in which we operate have been, and may in the future be, subject to adverse local conditions, events, terrorist attacks, adverse weather conditions, or natural disasters, such as earthquakes, floods, hurricanes and wildfires. Any of the foregoing events may result in physical damage, temporary or permanent closure, lack of an adequate work force, or temporary or long-term disruption in the supply of food, beverages, electric, water, sewer and waste disposal services necessary for our shops to operate. Depending upon its magnitude, any of the foregoing could severely damage our shops and/or adversely affect our business, results of operations or financial condition. We currently maintain property insurance and business interruption insurance covering all locations in which we are the primary lessee. However, if there is a major disaster, such coverage may not be adequate. In addition, upon the expiration of our current insurance policies, adequate insurance coverage may not be available at reasonable rates, or at all. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature (including hurricanes and other natural disasters) including back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital functions, tardiness in required reporting and compliance, failures to adequately support shop operations and other breakdowns in normal communication and operating procedures that may have a material adverse effect on our business, results of operations, financial condition and exposure to administrative and other legal claims.
Increased commodity, energy and other costs could decrease our shop-level profit margins or cause us to limit or otherwise modify our menus, which could adversely affect our business.

Our profitability depends in part on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or acts of war, terrorism or other hostilities, including the war between Russia and Ukraine and the conflict between Israel and Palestine. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu options. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and shop-level profit margins. We enter into certain forward pricing arrangements with our suppliers from time to time, which may result in fixed or formula-based pricing with respect to certain food products. See “Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk” in Item 7A. However, these arrangements generally are relatively short in duration and may provide only limited protection from price changes, and the extent to which we use these arrangements varies substantially from time to time. In addition, the use of these arrangements may limit our ability to benefit from favorable price movements.

Our profitability is also adversely affected by increases in the price of utilities, such as natural gas, whether as a result of commodity inflation, shortages or interruptions in supply, or otherwise. Our profitability is also affected by the costs of insurance, labor, marketing, taxes and real estate, all of which could increase due to inflation, changes in laws, competition or other events beyond our control. Our ability to respond to increased costs by increasing menu prices or by implementing alternative processes or products will depend on our ability to anticipate and react to such increases and other more general economic and demographic conditions, as well as the responses of our competitors and customers. All of these things may be difficult to predict and beyond our control. In this manner, increased costs could adversely affect our performance.
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
We have a limited number of suppliers for our major products and rely on a distribution network with a limited number of distribution partners for the majority of our national distribution programs in the U.S. If our suppliers or distributors are unable to fulfill their obligations under their contracts, it could harm our operations.

We have a limited number of suppliers for our major products, such as bread. In 2023, we purchased almost all of our bread from one supplier, Campagna-Turano Bakery, Inc., and more than 80% of our meat products from 10 suppliers. In addition, we contract with a distribution network with a limited number of distribution partners located throughout the nation to provide the majority of our food distribution services in the U.S. Through our arrangement, our food supplies are largely distributed through six primary distributors. Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs. See “Business-Sourcing and Supply Chain” in Item 1.
Our business operations and future development could be significantly disrupted if we lose key members of our management team.

The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent on our ability to retain and motivate key members of our senior leadership team. We currently have employment agreements in place with all of the members of our senior leadership team. The loss of the services of any of these executive officers or other key employees could have a material adverse effect on our business and plans for future development. In addition, we may have difficulty finding appropriate replacements and our business could suffer. We also do not maintain any key person life insurance policies for any of our employees.

Inability to attract, train and retain top-performing personnel could adversely impact our financial results, business and ability to operate our shops.

We believe that our continued success will depend, in part, on our ability to attract, motivate and retain a sufficient number of qualified managers and the services of skilled personnel. A sufficient number of qualified individuals may be in short supply in some communities. Competition in these communities for qualified staff and significant improvement in regional or national economic conditions could increase the difficulty of attracting and retaining qualified individuals and could result in the need to pay higher wages and provide greater benefits. The loss of the services of, or our inability to attract and retain, such personnel could have a material adverse effect on our business, including reduced restaurant operating hours and decreased product quality. We believe good managers and staff are a key part of our success and devote significant resources to recruiting and training our restaurant managers and staff. We aim to reduce turnover among our restaurant staff and managers in an effort to retain top performing employees and better realize our investment in training new employees. Any failure to do so may adversely impact our operating results by increasing training costs and making it more difficult to deliver outstanding customer service, which could have a material adverse effect on our financial results. Additionally, any inability to recruit and retain qualified individuals could delay the planned openings of new shops and could adversely impact our existing shops. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in shop openings could adversely affect our business and results of operations.
Unionization activities, employment-related claims or labor disputes may disrupt our operations and affect our profitability.

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

Our results have been, and in the future may continue to be, significantly impacted by the timing of new shop openings (often dictated by factors outside of our control), including associated shop pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new shops. We typically incur the most significant portion of pre-opening expenses associated with a given shop within the five months immediately preceding and the month of the opening of the shop. Our experience has been that labor and operating costs associated with a newly opened shop for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Our new shops commonly take 8 to 12 weeks to reach planned operating levels due to inefficiencies typically associated with new shops, including the training of new personnel, lack of market awareness, inability to hire sufficient qualified staff and other factors. We may incur additional costs in new markets, particularly for transportation, distribution and training of new personnel, which may impact the profitability of those shops. Accordingly, the volume and timing of new shop openings may have a meaningful impact on our profitability.

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

We strive to grow profitability and create value for our stockholders through a strategy of continued excellence in shop-level execution, building company-operated shops in both new and existing markets, increasing brand awareness and expansion of our franchising efforts. There are, however, risks associated with identifying, opening and operating new shops, increased costs in brand marketing, re-franchising our company-operated shops, and signing new franchisees, and if we do not successfully implement our business strategy, it could negatively impact our business and our future profitability and growth.

Our initiatives to increase sales and traffic, including menu optimization, off-premise sales options and increased marketing and brand awareness programs may not positively affect sales or improve our results of operations.

We cannot assure that we will be able to successfully implement our initiatives, including the expansion of our franchising efforts. Further, our ability to achieve the anticipated benefits of these initiatives within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There is no assurance that we will successfully implement, or fully realize the anticipated positive impact of, our initiatives, or execute successfully on strategy, in the expected timeframes or at all. In addition, there can be no assurance that our efforts, if properly executed, will result in our desired outcome of improved financial performance.

The success of our franchisees is important to our future growth.

We have a significant percentage of system-wide shops owned and operated by our franchisees. While our franchise agreements are designed to require our franchisees to maintain brand consistency, the franchise relationship reduces our direct day-to-day oversight of these restaurants and may expose us to risks not otherwise encountered if we maintained ownership and control. Our reputation and financial results may be negatively impacted by: franchisee defaults in their obligations to us; limitations on our ability to enforce franchise obligations due to bankruptcy proceedings or differences in legal remedies in varying jurisdictions; franchisee failures to participate in business strategy changes due to financial constraints; franchisee failures to meet obligations to pay employees; and franchisees’ failure to comply with food quality and preparation requirements.

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

Our continued success depends on our ability to attract and retain customers. Our financial results could be adversely affected by: a shift in consumer spending away from outside-the-home food (such as the disruption caused by online commerce that results in reduced foot traffic to “brick & mortar” retail stores); lack of customer acceptance of new products (including due to price increases necessary to cover the costs of new products or higher input costs), brands and platforms (such as features of our mobile technology, changes in our loyalty rewards programs and our delivery or catering services initiatives); or customers reducing their demand for our current offerings as new products are introduced. In addition, some of our products contain nuts, dairy products, sugar and other compounds and allergens, the health effects of which are the subject of public and regulatory scrutiny, including the suggestion of linkages to a variety of adverse health effects. There is increasing consumer awareness of health risks, including obesity, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food and beverage products. While we have a variety of items, including items that have reduced calories, an unfavorable report on the health effects of compounds present in our products, whether accurate or not, imposition of additional taxes on certain types of food and beverage components, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our products and could materially harm our business and results of operations.

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

Risks Related to Information Technology Systems, Cybersecurity and Data Privacy

If we are unable to protect the personal information that we gather or fail to comply with privacy and data protection laws and regulations, we could be subject to civil and criminal penalties, suffer reputational harm and incur substantial costs.

In the ordinary course of our business, we collect, process, transmit, and retain personal information regarding our employees, our franchisees and their employees, vendors, contractors, and consumers, which can include social security numbers, social insurance numbers, banking and tax identification information, health care information, and credit card information, and our franchisees collect similar information. In recent years we expanded our development and management of our mobile app and online ordering platform. While our deployment of such technology facilitates our primary goals of generating incremental sales and improving operations at our franchisees’ restaurants as well as additional customer awareness and interest in our shops, such deployment also means that we are collecting and entrusted with additional personal information, including geo-location tracking information, about our customers.

In connection with the collection and retention of this information, we are subject to legal and compliance risks and associated liability related to privacy and data protection requirements. Due to enhanced scrutiny from the general public, data privacy regulations as well as their interpretations and criteria for enforcement, continue to be subject to frequent change, and there are likely to be other jurisdictions that propose or enact new or emerging data privacy requirements in the future. The complexity of these privacy and data protection laws may result in significant costs arising from compliance and from any non-compliance, whether or not due to our negligence, and could affect our brand reputation and our results of operations.

In addition, to the extent that we are not in compliance with any data security laws or experience a major breach, theft, or loss of personal information that is held by us, or third parties on our behalf (whether or not due to our failure to comply with data security rules and standards), we could be subject to substantial fines, penalties, indemnification claims, and potential litigation against us which could negatively impact our results of operations and financial condition. As a result of any breach, we may incur additional capital expenditures arising from additional security technologies, personnel, experts, and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations during the period in which they are incurred. Furthermore, negative publicity regarding a breach or potential security vulnerabilities in our systems or those of our franchisees or vendors (even if no breach has been attempted or has occurred), could adversely affect the reputation of our brand and acceptance of our digital engagement with our customers which in turn could adversely affect our future results of operations.

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

Many of our corporate systems and processes and corporate support for our restaurant operations are centralized at one location. We have disaster recovery procedures and business continuity plans in place to address crisis-level events, including hurricanes and other natural disasters, and back up and off-site locations for recovery of electronic and other forms of data and information, and events like the COVID-19 pandemic have provided a limited test of our ability to manage our business remotely. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims. In addition, these threats are constantly evolving, which increases the difficulty of accurately and timely predicting, planning for and protecting against the threat. As a result, our disaster recovery procedures and business continuity plans may not adequately address all threats we face or protect us from loss.
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

We are subject to federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, and applicable requirements concerning the minimum wage, overtime, family leave, working conditions, safety standards, immigration status, scheduling notification requirements, unemployment tax rates, workers’ compensation rates and state and local payroll taxes) and federal and state laws which prohibit discrimination. As significant numbers of our associates are paid at rates related to the applicable minimum wage, further increases in the minimum wage or other changes in these laws could increase our labor costs. For example, the state of Illinois approved a minimum wage increase that became effective on January 1, 2022 which increased the minimum wage to $12.00 per hour. As other jurisdictions implement minimum wage increases, we expect our business labor costs will continue to increase. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and customers. Our distributors and suppliers could also be affected by higher minimum wages, financial condition benefit standards and compliance costs, which could result in higher costs for goods and results services supplied to us. Additionally, our ability to optimize our labor to meet our profitability goals is heavily dependent on precise workforce planning, which is impacted by laws related to wage and hour violations or predictive scheduling ("fair workweek") in many of the markets that we operate and could be further impacted as more jurisdictions adopt such regulations.

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

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance costs and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our shops if we failed to comply with applicable standards. Compliance with all of these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

Failure to obtain and maintain required licenses and permits or to comply with food control regulations could lead to the loss of our food service licenses and, thereby, harm our business.

Restaurants are required under various federal, state and local government regulations to obtain and maintain licenses, permits and approvals to operate their businesses, and such regulations are subject to change from time to time. The failure to obtain and maintain these licenses, permits and approvals could adversely affect our operating results. Typically, licenses must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing shops and delay or result in our decision to cancel the opening of new shops, which would adversely affect our business.

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

Changes in accounting standards or the recognition of impairment or other charges may adversely affect our future results of operations.

New accounting standards or changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, could adversely affect our future results. We may also be affected by the nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment or other charges that reduce our earnings. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. These estimates are highly subjective and can be significantly impacted by many factors such as global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. If we experience any such changes, they could have a significant adverse effect on our reported results for the affected periods.
Risks Related to our Indebtedness

Limitations in our Revolving Facility may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with our financial covenants, our liquidity and results of operations could be harmed.

On February 7, 2024, we entered into a credit agreement (the “Credit Agreement”) with Wintrust Bank, N.A., as administrative agent (the “Agent”). The Revolving Facility Credit Agreement provides for a revolving loan facility with an aggregate commitment of $30 million (the “Revolving Facility”). The Revolving Facility places certain conditions on us, including that it may:

•limit our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
•make us more vulnerable to increases in interest rates, as borrowings under the Revolving Facility are at variable rates; and
•limit our ability to obtain additional financing in the future for working capital or other purposes.

The Revolving Facility places certain limitations on our ability to incur additional indebtedness and, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure and to guarantee certain indebtedness. The Revolving Facility also places certain restrictions on the payment of dividends and distributions. These restrictions limit or prohibit, among other things, our ability to:

•make certain restricted payments including, pay dividends on, redeem or repurchase our stock;
•incur additional indebtedness;
•create or incur liens;
•make certain dispositions, acquisitions or investments;
•merge or consolidate with or into other companies or undergo certain other fundamental changes;
•enter into swap transactions;
•enter into certain sale and leaseback transactions; and
•enter into certain transactions with our affiliates.

Failure to comply with certain covenants or the occurrence of a change of control under Revolving Facility could result in the acceleration of our obligations under the Credit Agreement, which could harm our business, liquidity, capital resources and results of operations.

The Revolving Facility requires that we and our subsidiaries maintain compliance with certain minimum fixed charge coverage ratios and maximum consolidated leverage ratios as set forth in the agreement. Changes in our financial performance with respect to certain financial ratios may increase our interest rates and failure to comply with these covenants could result in a default and an acceleration of our obligations under the Revolving Facility, which would harm our business, liquidity, capital resources and results of operations.
We may be unable to obtain additional debt or other financing on favorable terms or at all.

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

Our financial performance is highly dependent on shops located in Illinois, Texas, Michigan, Washington, D.C. and Virginia, which comprised approximately 65% of our total domestic company-operated shops as of December 31, 2023. Shops located in the Chicago metropolitan area comprised approximately 27% of our total domestic shops as of such date. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our shops in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters.

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

We may be adversely affected by news reports, social media, or other negative publicity (regardless of their accuracy), regarding food quality issues, public health concerns, illness, safety, injury or government or industry findings concerning our shops, restaurants operated by other foodservice providers, or others across the food industry supply chain. The risks associated with such negative publicity cannot be completely eliminated or mitigated and may materially harm our results of operations and result in damage to our brand.

Our inability or failure to recognize, respond to and effectively manage the immediacy of social media could have a material adverse impact on our business.

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

Additionally, use of social media is an important element of our marketing efforts. New social media and internet-based communication platforms are developing rapidly, and we need to continuously innovate and evolve our marketing strategies to maintain our brand relevance and broad appeal to guests. We also continue to invest in other digital marketing initiatives to reach our guests and build their awareness of, engagement with, and loyalty to us, including our “Potbelly Perks” reward program. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues, increased customer engagement or brand recognition. Other risks associated with our use of social media and internet-based communication platforms include platforms and business partners who experience challenges, improper disclosure of proprietary information, negative comments about us, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information. The inappropriate use of social media by our guests or employees could lead to litigation or result in negative publicity that could damage our reputation.

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

Historically, customer spending patterns for our established shops are lowest in the first quarter of the year due to holidays, consumer habits and adverse weather. Other factors also have a seasonal effect on our results. For example, shops located near colleges and universities typically do more business during the academic year. Our quarterly results have been and will continue to be affected by the timing of new shop openings and their associated pre-opening costs. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

We have experienced and continue to experience labor cost inflation. If we are unable to offset higher labor costs, our cost of doing business will significantly increase, which could materially adversely impact our financial performance.

Increases in minimum wages and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs and a diminishing pool of potential staff members when the unemployment rate falls and legal immigration is restricted, especially in certain localities, could significantly increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance. If the United States federal government (or local jurisdictions) significantly increase the minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than what is currently required under applicable law, our labor costs may increase. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance ("ESG") matters and related disclosures. These changing rules, regulations and stakeholder expectations may result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC's recently proposed climate-related reporting requirements. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Climate change and volatile adverse conditions may have an adverse impact on our business.

While we seek to mitigate our business risks associated with climate change by establishing environmental goals and standards and seeking business partners, including within our supply chain, that are committed to operating in ways that protect the environment or mitigate environmental impacts, we recognize that there are inherent climate-related risks wherever business is conducted. Our financial results, our leased premises and operations may be vulnerable to the adverse effects of climate change, which are predicted to increase the frequency and severity of adverse weather events and other natural cycles such as wildfires and droughts. In addition, our supply chain is subject to increased costs caused by the effects of climate change, greenhouse gases and diminishing energy and water resources. Increasing weather volatility and changes in global weather patterns can reduce crop size and crop quality, or destroy crops altogether, which could result in decreased availability or higher pricing for our produce and other ingredients. We may be forced to source ingredients from new geographic regions, which could impact quality and increase costs. These factors are beyond our control and, in many instances, unpredictable. Climate change and government regulation relating to climate change also could result in construction delays for new restaurants and interruptions to the availability or increases in the cost of utilities. The ongoing and long-term costs of these impacts related to climate change and other sustainability-related issues could have a material adverse effect on our business and financial condition if we are not able to mitigate them.

Risks Related to Ownership of Our Common Stock

Our business could be negatively affected as a result of actions of activist stockholders.

From time to time, we may be subject to proposals by stockholders urging us to take certain corporate action. If activist stockholder activities ensue, our business could be adversely impacted because:

•responding to actions by activist stockholders can be costly and time-consuming and divert the attention of our management and employees;
•perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners; and
•pursuit of an activist stockholder’s agenda may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

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

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our Term Loan. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

We recognize the critical importance of maintaining the trust and confidence of our customers, franchisees and employees. Consequently, our cybersecurity policies, standards, processes and practices are contained within our Corporate Security Policy. Our cybersecurity policies, standards, processes and practices are fully integrated into the Company's enterprise risk management program.

We utilize multiple information systems, including accounting software, customer relationship management solutions, our mobile app, online ordering platforms, point-of-sale software and data warehouse. In the ordinary course of business, we collect, and our franchisees may collect confidential information.

To protect the information that we gather and the availability of our IT systems from cybersecurity threats, we have an ongoing cybersecurity risk mitigation program, which includes maintaining up-to-date detection, prevention and monitoring systems and contracting with outside cybersecurity firms to provide constant monitoring of our systems. A cybersecurity threat is any potential unauthorized occurrence on or conducted through our information systems or the information systems of a third party that we utilize in our business which may result in adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein. Our cybersecurity policies, standards, processes and practices are based on the Center for Internet Security Critical Security Controls and include the following components:

◦Collaborative Approach: We have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
◦Deployment of Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. We identify and address information security risks by employing a defense-in-depth methodology that provides multiple, redundant defensive measures in case of security control fails or a vulnerability is exploited.
◦Development and Periodic Testing of Incident Response and Recovery Planning: We have developed and maintain comprehensive incident response and recovery plans that address our response to a cybersecurity threat, and such plans are tested and evaluated on a regular basis. Our periodic testing of these plans include a wide range of activities, such as audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, internal audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.
◦Outside Consultants: The Company engages various outside consultants, including contractors, assessors, auditors, outside attorneys and other third parties, to, among other things, externally audit our systems against top information security standards, including controls for Payment Card Industry Data Security Standard (PCI DSS) and conduct regular testing of our networks and systems to identify vulnerabilities.
◦Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including service providers, franchisees and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. We conduct due diligence of third-party vendors that we engage.
◦Implementation of Regular and Mandatory Employee Training and Awareness Programs: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

As of the date of this report, we are not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, or that are reasonably likely to affect us, including our business strategy, results of operations or financial condition.

Governance

The Board has delegated to the Audit Committee the responsibility for monitoring and overseeing the Company’s cybersecurity and other information technology risks, controls, strategies and procedures. The Audit Committee receives timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On a quarterly basis, the Audit Committee discusses our approach to cybersecurity risk management with our Chief Information Officer (“CIO”). The Audit Committee makes regular reports to the full Board regarding our information technology risks. Each member of our Audit Committee is experienced in the area of information security, either as a result of their professional history, their current responsibilities in overseeing processes and controls in this area at the Company, or both. The Audit Committee may discuss such processes and controls with our internal accounting and security teams and independent registered public accounting firm.

Our CIO manages our Cyber Security Program, including the management of risks arising from cybersecurity threats. Our management receives quarterly, and more frequently, if necessary, presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. Our CIO works, in coordination with our senior management, to implement new programs, as needed, and to oversee our current programs which are designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Our CIO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.

Our CIO has served in various roles in information technology and information security for over 20 years, including serving in senior leadership roles overseeing information technology systems, including previous service at a company in our industry. Our CIO serves on the board of directors of the Chicago chapter of the Society for Information Management where he has the opportunity to interact with senior IT leaders throughout the technology and business fields, including in the industry, government and academic sectors.

ITEM 2.    PROPERTIES
We do not own any real property. As of December 31, 2023, we had the following number of company-operated shops located in the following areas:

Location	Number of Shops	Location	Number of Shops
Illinois	108	Indiana	9
Texas	58	Massachusetts	5
Michigan	29	Oregon	5
Virginia	22	Kansas	3
District of Columbia	21	Oklahoma	2
Minnesota	20	Kentucky	1
Wisconsin	14	Missouri	1
Maryland	13	Pennsylvania	1
Ohio	12	Utah	1
Arizona	10
Colorado	10
		Total	345
Initial lease terms for our company-operated properties are generally ten years, with the majority of the leases providing for an option to renew for two additional five-year terms. Nearly all of our leases provide for a minimum annual rent, and some of our leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. For additional information regarding our leases, see Note 8 in Item 8.
As of December 31, 2023, we occupied approximately 15,000 square feet of office space in Chicago, Illinois for our corporate headquarters which is leased through March 31, 2027.

ITEM 3.    LEGAL PROCEEDINGS
We are subject to legal proceedings, claims and liabilities, such as employment-related claims and personal injury cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions is not expected to have a material adverse impact on our financial position or results of operations and cash flows.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
Our common stock is listed on the NASDAQ under the symbol “PBPB”.
As of February 25, 2024, there were 33 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of the business and for repurchases of our common stock, and therefore we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Potbelly Board of Directors, subject to compliance with covenants in future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that the Board of Directors deems relevant. In addition, in certain circumstances, the Revolving Facility restricts Potbelly’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revolving Facility” in Item 7.
Purchases of Equity Securities by the Issuer
There were no purchases of our common stock made by or on behalf of Potbelly Corporation during the year ended December 31, 2023.
Performance Graph
The following graph and accompanying table show the cumulative total return to stockholders of Potbelly Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, S&P 600 SmallCap Index and S&P 600 Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from December 31, 2018 to December 31, 2023. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

5 Year Cumulative Total Return
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
December 2018
March 2019
June 2019
September 2019
December 2019
March 2020
June 2020
September 2020
December 2020
March 2021
June 2021
September 2021
December 2021
March 2022
June 2022
September 2022
December 2022
March 2023
June 2023
September 2023
December 2023
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
This section of this Form 10-K generally discusses our results of operations and financial condition for the year ended December 31, 2023. For a discussion of similar topics for the years ended December 25, 2022 and December 26, 2021, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K, filed on March 2, 2023, which is incorporated herein by reference.
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
The table below sets forth a rollforward of company-operated and franchise-operated activities:

	Company- Operated	Franchise-Operated	Total Company

Shops as of December 27, 2020	400	46	446
Shops opened	—	3	3
Shops closed	(3)	(3)	(6)
Shops refranchised	—	—	—
Shops as of December 26, 2021	397	46	443
Shops opened	—	1	1
Shops closed	(13)	(2)	(15)
Shops refranchised	—	—	—
Shops as of December 25, 2022	384	45	429
Shops opened	1	5	6
Shops closed	(7)	(4)	(11)
Shops refranchised	(33)	33	—
Shops as of December 31, 2023	345	79	424

Fiscal Year
Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal year 2023 consists of 53 weeks and fiscal years 2022 and 2021 were 52-week fiscal years. The first three quarters of our fiscal year consist of 13 weeks and our fourth quarter consists of 14 weeks for a 53-week fiscal year and 13 weeks for a 52-week fiscal year.
Key Performance Indicators
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how the business is performing are comparable store sales, number of company-operated shop openings, shop-level profit margins, and adjusted EBITDA.
Company-Operated Comparable Store Sales

Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable store base to include those shops open for 15 months or longer. For the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021 there were 366, 379 and 366 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the comparable store sales calculation, a transaction is defined as an entrée, which includes sandwiches, salads and bowls of soup or mac and cheese.
Number of Company-Operated Shop Openings
The number of company-operated shop openings during a particular reporting period may have an impact on our results that period and other surrounding periods. Before we open new company-operated shops, we incur pre-opening costs. Often, new shops open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. While sales volumes are generally higher during the initial opening period, new shops typically experience normal inefficiencies in the form of higher cost of sales, labor and other direct operating expenses and as a result, shop-level profit margins are generally lower during the start-up period of operation. The average start-up period is 10 to 13 weeks. With our focus on franchise shop development, we expect our company shop development will be limited in 2024.
Number of Franchise-Operated Shop Openings
The number of franchise-operated shop openings during a particular reporting period may have an impact on our franchise revenue during that period and subsequent periods. For each franchise-operated shop, we collect an initial franchise fee that is recognized as revenue over the term of the franchise agreement, beginning with the shop opening date. We also collect royalties and other fees from the franchisee after their shop opens and they begin generating sales. We enter into development agreements with some franchisees to open a certain number shops over a specified development schedule, and we expect the number of franchise-operated shop openings to increase as franchisees make progress on their development commitments.
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
Adjusted EBITDA

We define adjusted EBITDA as net income (loss) attributable to Potbelly before depreciation and amortization, interest expense and provision for income taxes, adjusted for the impact of the following items that we do not consider representative of ongoing operating performance: stock-based compensation expense, impairment and shop closure expenses, gain or loss on disposal of property and equipment and gain on Franchise Growth Acceleration Initiative activities as well as other one-time, non-recurring charges, such as gain on extinguishment of debt. Adjusted EBITDA is not required by, or presented in accordance with U.S. GAAP. We believe that adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.
Key Financial Definitions
Sandwich shop sales, net
Net sandwich shop sales includes of food and beverage sales, net of promotional allowances and employee meals generated by company-operated shops. Company-operated shop sales are influenced by new shop openings, shop closures, including refranchise transactions, and comparable store sales.
Franchise royalties, fees and rental income
Franchise royalties, fees and rental income includes royalty income and Brand Fund contributions collected from our franchisee, both of which are earned based on a percentage of franchisee sales, an initial franchise fee, which is recognized over the term of the franchise agreement once a shop is opened, fees to support shop systems and technology, and in some cases where we sublease to a franchisee, rental income.
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
Other Operating Expenses
Other operating expenses include all other shop-level operating costs, excluding depreciation, the major components of which are fees to third-party marketplace partners, credit card fees, operating supplies, utilities, repair and maintenance costs, and shop-level marketing costs. Other operating expenses also include expenses incurred by the Brand Fund, which are recorded to the company-operated shops based on a percentage of sales. These expenses include production and media costs related to brand advertising.
Franchise Support, Rent and Marketing Expenses
Franchise support, rent and marketing expenses include Brand Fund, information technology, supply chain, occupancy and operations expenses for franchised shops.
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
(Gain)/Loss on Franchise Growth Acceleration Initiative Activities
(Gain)/Loss on Franchise Growth Acceleration Initiative Activities includes the gains and losses recognized on the sale of company-operated shops and other expenses incurred to execute a refranchising transaction.
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
Loss/(Gain) on Extinguishment of Debt
Loss/(gain) on extinguishment of debt includes the gains and losses recognized on the termination in full of our obligations and commitments under various credit facilities. Refer to the Liquidity and Capital Resources section of this filing for additional information.
Interest Expense, Net
Interest expense, net primarily consists of interest and fees associated with our Term Loan, including the amortization of debt issuance costs and other miscellaneous interest charges. Interest expense, net includes interest income generated through our investments in money market funds.
Income Tax Expense
Income tax expense represents estimated tax charges due to municipalities based on our income earned in those jurisdictions.
Non-controlling Interests
Non-controlling interests represents non-controlling partners’ share of the assets, liabilities and operations related to seven joint venture investments. Potbelly has ownership interests ranging from 51-80% in these consolidated joint ventures.

Results of Operations
Fiscal Year 2023 (53 Weeks) Compared to Fiscal Year 2022 (52 Weeks)
The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2023	% of Revenues	2022	% of Revenues	2021	% of Revenues
Revenues
Sandwich shop sales, net	$482,246	98.1%	$447,901	99.1%	$377,283	99.3%
Franchise royalties, fees and rental income	9,163	1.9	4,072	0.9	2,769	0.7
Total revenues	491,409	100.0	451,973	100.0	380,052	100.0

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	133,726	27.7	129,151	28.8	105,035	27.8
Labor and related expenses	143,744	29.8	142,095	31.7	127,099	33.7
Occupancy expenses	51,885	10.8	54,536	12.2	53,821	14.3
Other operating expenses	84,363	17.5	74,916	16.7	63,514	16.8

(Percentages stated as a percent of total revenues)
Franchise support, rent and marketing expenses	5,741	1.2	694	0.2	313	NM
General and administrative expenses	48,496	9.9	37,741	8.4	31,724	8.3
Depreciation expense	12,138	2.5	11,890	2.6	15,909	4.2
Pre-opening costs	115	NM	—	NM	—	NM
Gain on Franchise Growth Acceleration Initiative activities	(2,142)	(0.4)	—	NM	—	NM
Impairment, loss on disposal of property and equipment and shop closures	3,338	0.7	4,754	1.1	5,125	1.3
Total expenses	481,403	98.0	455,777	100.8	402,540	105.9
Income (loss) from operations	10,006	2.0	(3,804)	(0.8)	(22,488)	(5.9)

Interest expense, net	3,281	0.7	1,349	0.3	963	0.3
Loss/(gain) on extinguishment of debt	239	NM	(10,191)	(2.3)	—	NM
Income (loss) before income taxes	6,486	1.3	5,038	1.1	(23,451)	(6.2)
Income tax expense	909	0.2	327	NM	172	NM
Net income (loss)	5,577	1.1	4,711	1.0	(23,623)	(6.2)
Net income attributable to non-controlling interests	458	NM	366	NM	161	NM
Net income attributable to Potbelly Corporation	$5,119	1.0%	$4,345	1.0%	$(23,784)	(6.3)%

	Fiscal Year
Other Key Performance Indicators	2023		2022		2021
Comparable Store Sales	12.0%		18.5%		30.3%
Shop-level profit margin	14.2%		10.5%		7.4%
Adjusted EBITDA	$28,331		$15,739		$522

"NM" - Amount is not meaningful

This section of this Form 10-K generally discusses our results of operations and financial condition for the year ended December 31, 2023. For a discussion of similar topics for the years ended December 25, 2022 and December 26, 2021, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K, filed on March 2, 2023, which is incorporated herein by reference.
Sandwich shop sales, net
Sandwich shop sales, net increased by $34.3 million, or 7.7%, to $482.2 million for the fiscal year 2023, from $447.9 million for the fiscal year 2022. This increase was primarily driven by the sustained recovery of our company-operated shops in central business districts and airport locations, improved performance of our catering channel, successful marketing programs, and increased prices to offset cost inflation. Fiscal year 2023 included an additional week in the fourth quarter which contributed $6.2 million in shop sales, a lower volume week due the timing of holidays. Company-operated comparable store sales resulted in an increase of $51.2 million, or 12.0% for fiscal year 2023. The increase in revenue also included sales from shops that were temporarily closed in 2022. These increases were partially offset by a decrease in sales of $24.7 million from shops that have permanently closed or were refranchised over the last 12 months.
Franchise royalties, fees and rental income
Revenue from franchise royalties, fees and rental income increased by $5.1 million, or 125.0% driven primarily by an increase in franchise shops due to refranchise transactions, including rental income from new subleases on certain refranchised shops.

Food, beverage and packaging costs
Food, beverage and packaging costs increased by $4.6 million, or 3.5%, to $133.7 million for fiscal year 2023, compared to $129.2 million for fiscal year 2022. This increase was primarily driven by an increase in shop sales volume and inflation, as well as an additional week in the fourth quarter of 2023. As a percentage of sandwich shop sales, food, beverage and packaging costs decreased to 27.7% for fiscal year 2023, from 28.8% for fiscal year 2022, primarily driven by increased menu prices and lower costs of protein.
Labor and Related Expenses
Labor and related expenses increased by $1.6 million, or 1.2%, to $143.7 million for fiscal year 2023, from $142.1 million for the fiscal year 2022, primarily driven by an increase in shop sales volumes and higher shop labor wage rates as a result of labor availability challenges in certain restaurants. Fiscal year 2023 also included labor and related expenses for an additional week in the fourth quarter. As a percentage of sandwich shop sales, labor and related expenses decreased to 29.8% for fiscal year 2023, from 31.7% for fiscal year 2022, primarily driven by sales leverage in certain labor related costs not directly variable with sales as well as a continued focus in realizing operational efficiencies in our workforce.
Occupancy Expenses
Occupancy expenses decreased by $2.7 million, or 4.9%, to $51.9 million for fiscal year 2023, from $54.5 million for fiscal year 2022, primarily due to our refranchising efforts partially offset by an additional week in the fourth quarter of fiscal year 2023. As a percentage of sandwich shop sales, occupancy expenses decreased to 10.8% for the fiscal year 2023, from 12.2% for fiscal year 2022, primarily due to increased sales leverage in certain occupancy related costs and refranchising activities.
Other Operating Expenses
Other operating expenses increased by $9.4 million, or 12.6%, to $84.4 million for fiscal year 2023, from $74.9 million for fiscal year 2022. The increase was primarily related to an increase in marketing and advertising spend and certain variable costs, including fees to third-party delivery partners and credit card fees as well as an additional week in the fourth quarter of fiscal year 2023. Brand Fund expenses included in other operating expenses were $12.3 million and $6.6 million for fiscal years 2023 and 2022, respectively. As a percentage of sandwich shop sales, other operating expenses increased to 17.5% for fiscal year 2023, from 16.7% for fiscal year 2022, primarily driven by increased Brand Fund expenses as noted above.

Franchise support, rent and marketing expenses

Franchise support, rent and marketing expenses increased by $5.0 million, or 727.2%, to $5.7 million for fiscal year 2023, from $0.7 million for fiscal year 2022. The increase was driven by an increase in marketing and advertising expenses related to the Brand Fund and rent expense from shops subleased to franchisees.
General and Administrative Expenses
General and administrative expenses increased by $10.8 million, or 28.5%, to $48.5 million for fiscal year 2023, from $37.7 million for fiscal year 2022. This increase was primarily driven by an increase in bonus expense, payroll costs and stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 9.9% for fiscal year 2023, from 8.4% for fiscal year 2022, primarily driven by an increase in corporate headcount to support our growth and development initiatives.
Depreciation Expense
Depreciation expense increased by $0.2 million, or 2.1%, to $12.1 million for fiscal year 2023, from $11.9 million for fiscal year 2022. As a percentage of revenues, depreciation decreased to 2.5% for fiscal year 2023, from 2.6% for fiscal year 2022.
Gain on Franchise Growth Acceleration Initiative activities
Gain on Franchise Growth Acceleration was a gain of $2.1 million during fiscal year 2023. The gain was driven by the execution of two refranchise transactions in the fourth quarter of fiscal year 2023, partially offset by losses incurred in connection with two refranchising transactions in the first half of fiscal year 2023. No gains or losses were incurred during fiscal year 2022 since no refranchising transactions were entered during that period.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased to $3.3 million for fiscal year 2023, compared to $4.8 million for fiscal year 2022.
After performing a periodic review of our shops during fiscal year 2023, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $1.2 million for fiscal year 2023.
During fiscal year 2023, the Company incurred $0.5 million in lease termination fees, which were fully offset by gains recognized on the termination of the leases.
Loss/(Gain) on Extinguishment of Debt
Loss/(gain) on extinguishment of debt was a loss of $0.2 million in fiscal year 2023 compared with a gain of $10.2 million in fiscal year 2022. The loss in fiscal year 2023 was a result of the termination of our Former Credit Facility. The gain in fiscal year 2022 was a result of forgiveness of our Paycheck Protection Payment Loan. Both of these transactions are further described in the Liquidity and Capital Resource section of this filing.
Interest Expense, Net
Interest expense, net was $3.3 million for fiscal year 2023 and $1.3 million for fiscal year 2022, as a result of higher borrowings outstanding and higher interest rates on our Term Loan entered into in February 2023. The increase was partially offset by interest income generated through investments in money market funds of $0.5 million during fiscal year 2023.
Income Tax Expense
We recognized income tax expense of $0.9 million for fiscal year 2023 compared to $0.3 million for fiscal year 2022. The increase was driven by an increase in our taxable income and the related taxes in jurisdictions where the income is not able to be fully offset by our net operating loss carryforwards.

Non-Controlling Interests
The portion of income attributable to non-controlling interest increased in fiscal year 2023 compared with fiscal year 2022 primarily due to increased airport travel driving higher traffic in these locations, partially offset by additional costs incurred.

Non-GAAP Financial Measures
Shop-Level Profit Margin
Shop-level profit margin was 14.2% for fiscal year 2023. Shop-level profit margin is not required by, or presented in accordance with GAAP. We believe shop-level profit margin is important in evaluating shop-level productivity, efficiency and performance.

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021

Income (loss) from operations [A]	$10,006	$(3,804)	$(22,488)
Income (loss) from operations margin [A÷B]	2.0%	(0.8)%	(5.9)%
Less: Franchise royalties, fees and rental income	9,163	4,072	2,769
Franchise support, rent and marketing expenses	5,741	694	313
General and administrative expenses	48,496	37,741	31,724
Depreciation expense	12,138	11,890	15,909
Pre-opening costs	115	—	—
Gain on Franchise Growth Acceleration Initiative activities	(2,142)	—	—
Impairment, loss on disposal of property and equipment and shop closures	3,338	4,754	5,125
Shop-level profit [C]	$68,528	$47,203	$27,814
Total revenues [B]	$491,409	$451,973	$380,052
Less: Franchise royalties, fees and rental income	9,163	4,072	2,769
Sandwich shop sales, net [D]	$482,246	$447,901	$377,283
Shop-level profit margin [C÷D]	14.2%	10.5%	7.4%

Adjusted EBITDA
Adjusted EBITDA was $28.3 million for the fiscal year 2023. Adjusted EBITDA is not required by, or presented in accordance with GAAP. We believe that adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
	($ in thousands)
Net income (loss) attributable to Potbelly Corporation	$5,119	$4,345	$(23,784)
Depreciation expense	12,138	11,890	15,909
Interest expense	3,281	1,349	963
Income tax expense	909	327	172
EBITDA	$21,447	$17,911	$(6,740)
Impairment, loss on disposal of property and equipment, and shop closures (a)	3,338	4,754	5,125
Stock-based compensation	5,449	3,265	2,137
Loss (gain) on extinguishment of debt	239	(10,191)	—
Gain on Franchise Growth Acceleration Initiative activities (b)	(2,142)	—	—
Adjusted EBITDA	$28,331	$15,739	$522
______________________________
(a)This adjustment includes costs related to impairment of long-lived assets, loss on disposal of property and equipment and shop closure expenses.
(b)This adjustment includes cost related to our plan to grow our franchise units domestically through multi-unit shop development area agreements, which may include refranchising certain company-operated shops.

Liquidity and Capital Resources
General
Potbelly’s ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents, and our Term Loan (subsequently replaced by the Revolving Facility, as further described below). In the short term, Potbelly’s primary requirements for liquidity and capital are existing shop capital investments, maintenance, lease obligations, working capital and general corporate needs. Potbelly’s requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, Potbelly is able to sell certain inventory items before we need to pay our suppliers for such items. Company shops do not require significant inventories or receivables.
We ended the fiscal year 2023 with a cash balance of $34.5 million and total liquidity (cash less restricted cash) of $33.8 million compared to a balance of $15.6 million and total liquidity (cash less restricted cash plus amounts available under our Former Credit Facility, which is further described in the section below) of $31.4 million at the end of fiscal year 2022. The total liquidity was $30.9 million as of September 24, 2023, $34.3 million as of June 25, 2023, $25.6 million and March 26, 2023.

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
We believe that the proceeds from the SPA, cash from our operations, borrowings under our Revolving Facility and sales under our equity offering program will be sufficient to provide liquidity for the next twelve months and for the foreseeable future. Refer to our discussion regarding the Revolving Facility in the paragraphs below.
Cash Flows
The following table presents summary cash flow information for the periods indicated (in thousands):

	Fiscal Year
Net cash provided by (used in)	2023	2022
Operating activities	$19,488	$12,476
Investing activities	(10,771)	(8,426)
Financing activities	10,202	(2,784)
Net increase in cash	$18,918	$1,266
Operating Activities
Net cash provided by operating activities increased to $19.5 million for fiscal year 2023 from cash provided by operating activities of $12.5 million for the fiscal year 2022. The $7.0 million change in operating cash was primarily driven by an increase in cash received from newly executed development agreements and an increase in income from operations compared to the prior year, partially offset by an additional month of occupancy costs paid to landlords due to the timing of the end of the Company's fiscal year.
Investing Activities
Net cash used in investing activities increased to $10.8 million for fiscal year 2023 from cash used in investing activities of $8.4 million for the fiscal year 2022. The increase in cash outflow of $8.6 million was primarily driven by additional capital expenditures which related to ongoing investment in our company-operated shops and digital platforms. This cash outflow was partially offset by $6.3 million cash collected from the sale of refranchised assets.

Financing Activities
Net cash provided by financing activities increased to $10.2 million for fiscal year 2023 from cash used in financing activities of $2.8 million for fiscal year 2022. The $13.0 million increase in financing cash was primarily driven by net proceeds from the Term Loan executed in the first quarter of 2023 partially offset by repayments under our Former Credit Facility.
Stock Repurchase Program
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. We did not repurchase any shares of our common stock during 2023. We do not have plans to repurchase any common stock under its stock repurchase program at this time. As of December 31, 2023, the remaining dollar value of authorization under the share repurchase program was $37.9 million, which includes commission. Repurchased shares are included as treasury stock in the consolidated balance sheets and the consolidated statements of equity.

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
Revolving Facility

On February 7, 2024, Potbelly Sandwich Works, LLC (the “Borrower”) entered into a credit agreement (the “Credit Agreement”) with Wintrust Bank, N.A. as administrative agent (the “Agent”), the other loan parties party thereto and the lenders party thereto. The Credit Agreement provides for a revolving loan facility with an aggregate commitment of $30,000,000 (the “Revolving Facility”, the commitments thereunder, the “Revolving Commitments”). Concurrently with entry into the Credit Agreement, the Company repaid in full and terminated the obligations and commitments of the lenders under the Term Loan. Proceeds from the Revolving Facility will be used for general corporate and working capital purposes.

The Revolving Commitments expire on February 7, 2027.

Loans under the Credit Agreement will initially bear interest, at the Company’s option, at either one-month term SOFR or the base rate plus, in each case, an applicable rate per annum, based upon the Consolidated Adjusted Leverage Ratio (as defined in the Credit Agreement). The applicable rate may vary between 3.75% and 2.75% with respect to borrowings which are based upon the one-month term SOFR and between 2.25% and 1.25% with respect to borrowings which are based upon the base rate. Initially, the applicable rate with respect to one-month term SOFR borrowings is 3.25% and the applicable rate with respect to base rate borrowings is 1.75% until the Agent receives a compliance certificate for the fiscal quarter ending on March 31, 2024.

The Company may prepay the Revolving Commitments at any time and from time to time in whole or in part without premium or penalty, subject to prior notice in accordance with the Credit Agreement.

Subject to certain customary exceptions, obligations under the Credit Agreement are guaranteed by the Company and all of the Company’s current and future wholly-owned material domestic subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Company and its subsidiary guarantors.

The Credit Agreement contains customary representations and affirmative and negative covenants. Among other things, these covenants restrict the Company’s and certain of its subsidiaries’ ability to incur certain indebtedness and liens, undergo certain mergers, consolidations and certain other fundamental changes, make certain investments, make certain dispositions and acquisitions, enter into sale and leaseback transactions, enter into certain swap transactions, make certain restricted payments (including certain payment of dividends, repurchases of stock and payments on certain indebtedness), engage in certain transactions with affiliates, enter into certain types of restricted agreements, make certain changes to its organizational documents and indebtedness, and use the proceeds of the Revolving Commitments for certain non-permitted uses. In addition, the Credit Agreement requires that the Company and its subsidiaries maintain compliance with certain minimum fixed charge coverage ratios and maximum consolidated leverage ratios as set forth in the Credit Agreement.

The Credit Agreement also contains customary events of default. If an event of default occurs, the Agent and lenders are entitled to take various actions, including the acceleration of amounts due under the Credit Agreement, termination of commitments thereunder and all other actions permitted to be taken by a secured creditor.
Term Loan
On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “Term Loan Credit Agreement”) with Sagard Holdings Manager LP as administrative agent (the “Administrative Agent”). The Term Loan Credit Agreement provides for a term loan facility with an aggregate commitment of $25 million (the “Term Loan”). Concurrent with the entry into the Term Loan Credit Agreement, we repaid in full and terminated the obligations and commitments under our Former Credit Facility. The remaining proceeds from the Term Loan will be used to pay related transaction fees and expenses, and for general corporate purposes.
The Term Loan Credit Agreement was scheduled to mature on February 7, 2028.
Loans under the Term Loan Credit Agreement initially bore interest, at the Company’s option, at either at the term SOFR plus 9.25% per annum or base rate plus 8.25% per annum.
We were able to prepay the Term Loan in agreed-upon minimum principal amounts, subject to prepayment fees equal to (a) if the prepayment occurred on or prior to the one (1) year anniversary of the Closing Date, a customary make-whole amount plus 3.00% of the outstanding principal balance of the Term Loan, (b) if the prepayment occurred after such one (1) year anniversary and prior to the two (2) year anniversary of the Closing Date, 3.00% of the outstanding principal balance of the Term Loan, (c) if the prepayment occurred after such second anniversary of the Closing Date and prior to the three (3) year anniversary of the Closing Date 1.00% of the outstanding principal balance of the Term Loan and (d) thereafter, no prepayment fee.
Subject to certain customary exceptions, obligations under the Term Loan Credit Agreement were guaranteed by the Company and all of the Company’s current and future wholly-owned material domestic subsidiaries and were secured by a first-priority security interest in substantially all of the assets of the Company and its subsidiary guarantors.
The Term Loan Credit Agreement contained customary representations and affirmative and negative covenants. Among other things, these covenants restricted the Company’s and certain of its subsidiaries’ ability to incur indebtedness, make certain investments, pay dividends or repurchase stock, and make dispositions and acquisitions. In addition, the Term Loan Credit Agreement required that the Company and its wholly-owned subsidiaries maintain certain maximum total net leverage ratios as set forth in the Term Loan Credit Agreement, an average liquidity amount that shall not be less than $10 million, maximum capital expenditures per year as set forth in the Term Loan Credit Agreement and a minimum fixed charge coverage ratio as set forth in the Term Loan Credit Agreement.
The Term Loan Credit Agreement also contained customary events of default. If an event of default occurs, the Administrative Agent and lenders were entitled to take various actions, including the acceleration of amounts due under the Term Loan Credit Agreement, termination of commitments thereunder and all other actions permitted to be taken by a secured creditor.
As of December 31, 2023, we had $22.2 million outstanding under the Term Loan.

Upon execution of the Revolving Facility on February 7, 2024, we repaid in full and terminated the obligations and commitments under our Term Loan. As a result of repaying and terminating the Term Loan, we expect to recognize a loss on extinguishment of debt of approximately $2 to $3 million in the first quarter of 2024.
Former Credit Facility

On August 7, 2019, we entered into a second amended and restated revolving credit facility agreement (the "Former Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”). The Former Credit Agreement amends and restates that certain amended and restated revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. The Former Credit Agreement provided, among other things, for a revolving credit facility in a maximum principal amount $40 million, with possible future increases of up to $20 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a specified margin or (ii) a prime rate as announced by JP Morgan plus a specified margin. The applicable margin was determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we were required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility. So long as certain total leverage ratios, EBITDA thresholds and minimum liquidity requirements are met and no default or event of default has occurred or would result, there was no limit on the “restricted payments” (primarily distributions and equity repurchases) that we may make, provided that proceeds of the loans under the Former Credit Agreement may not be used for purposes of making restricted payments.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, we subsequently amended the Former Credit Agreement during fiscal years 2020 and 2021. The Former Credit Agreement provides for a revolving credit facility in a maximum principal amount of $25 million.

On January 28, 2022, we entered into Amendment No. 6 (the "Sixth Amendment") to the Former Credit Agreement. The Sixth Amendment, among other things, (i) extended the maturity date under the Former Credit Agreement from January 31, 2023 to May 31, 2023, (ii) changed the benchmark interest rates under the Former Credit Agreement for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Sixth Amendment, (iii) increased the interest rate margin by 75 basis points with respect to any CBFR Loan (as defined in the Former Credit Agreement), (iv) sets the interest rate margin at 600 basis points with respect to any Term Benchmark Loan (as defined in the Former Credit Agreement), (v) amended certain financial covenant testing levels, and (vi) amended the definition of subsidiary to exclude the Potbelly Employee Relief Fund NFP, an Illinois not-for-profit corporation.
On May 31, 2022, we entered into Amendment No. 7 (the "Seventh Amendment") to the Former Credit Agreement. The Seventh Amendment, among other things (i) extended the maturity date under the Credit Agreement from May 31, 2023 to August 31, 2023 and (ii) amended certain financial covenant testing levels.
On September 23, 2022, we entered into Amendment No. 8 (the "Eighth Amendment") to the Former Credit Agreement. The Eighth Amendment, among other things (i) extended the maturity date under the Former Credit Agreement from August 31, 2023 to December 31, 2023 and (ii) amended certain financial covenant testing levels.
As of December 31, 2023, we had no amounts outstanding under the Former Credit Agreement due to the payment in full and termination of our obligations and commitments under the Credit Agreement on February 7, 2023. As of December 25, 2022, we had $8.6 million outstanding under the Former Credit Agreement.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Potbelly is subject to interest rate risk in connection with borrowings under the Term Loan, which bears interest at variable rates. As of December 31, 2023, $22.2 million remained outstanding under the Term Loan, see Note 9 for more details. A 100 basis point change in the interest rate would not have a material impact on our financial condition or results of operations. We currently do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
Commodity Price Risk
Potbelly is also exposed to commodity price risks. Many of the food products we purchase are subject to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of commodity inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. We work with our suppliers and use a mix of forward pricing protocols for certain items under which we agree with suppliers on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with the supplier for the duration of that protocol and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. Our use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less). We do not enter into futures contracts or other derivative instruments. Increased prices or shortages could generally affect the cost and quality of the items we buy or may require us to further raise prices or limit our menu options. These events, combined with other general economic and demographic conditions, could impact our pricing and negatively affect our sales and profit margins. We also could experience shortages of key ingredients if our suppliers face disruptions in their supply chain.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Potbelly Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Potbelly Corporation and subsidiaries (the “Company”) as of December 31, 2023, and December 25, 2022, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and December 25, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Impairment of Long-Lived Assets—Refer to Note 2 and Note 5 to the financial statements

Critical Audit Matter Description

As of December 31, 2023, the Company had long-lived assets, which includes property and equipment and right-of-use assets for operating leases, of $189.5 million. The Company recorded impairment, loss on disposal of property and equipment and shop closures charges of $3.3 million. Long-lived assets are grouped at the individual shop-level (long-lived shop assets or asset group) for the purpose of the impairment assessment. The Company assesses potential impairments whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its forecasted shop cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated forecasted shop cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the asset group is determined using the income approach.

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

•We assessed the reasonableness of management’s forecasted shop cash flows, including revenue, cost of goods sold and labor expenses, by comparing the forecasts to (1) actual results from recent historical periods, (2) internal communications to management and the Board of Directors, (3) external communications made by management to analysts and investors, and (4) industry data.

•We evaluated the impact of changes to an individual shop’s operating environment and market conditions on management’s forecasts.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 8, 2024

We have served as the Company’s auditor since 2005.

Potbelly Corporation and Subsidiaries
Consolidated Balance Sheets
(amounts in thousands, except par value data)

	December 31, 2023	December 25, 2022
Assets
Current assets
Cash and cash equivalents	$33,788	$15,619
Accounts receivable, net of allowances of $26 and $16 as of December 31, 2023 and December 25, 2022, respectively	7,960	6,420
Inventories	3,516	3,990
Prepaid expenses and other current assets	7,828	4,501
Total current assets	53,092	30,530

Property and equipment, net	45,087	44,477
Right-of-use assets for operating leases	144,390	160,891
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,056	2,222
Restricted cash	749	—
Deferred expenses, net and other assets	3,681	3,647
Total assets	$252,460	$245,171

Liabilities and equity
Current liabilities
Accounts payable	$9,927	$10,718
Accrued expenses	35,377	30,826
Short-term operating lease liabilities	24,525	27,395
Current portion of long-term debt	1,250	—
Total current liabilities	71,078	68,939

Long-term debt	19,168	8,550
Long-term operating lease liabilities	142,050	160,968
Other long-term liabilities	6,070	2,441
Total liabilities	238,367	240,898

Commitments and contingencies (Note 14)

Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 29,364 and 28,819 shares as of December 31, 2023 and December 25, 2022, respectively	389	384
Warrants	2,219	2,566
Additional paid-in-capital	462,583	455,831
Treasury stock, held at cost, 10,077 and 9,924 shares as of December 31, 2023, and December 25, 2022, respectively	(116,701)	(115,388)
Accumulated deficit	(333,797)	(338,916)
Total stockholders’ equity	14,693	4,477
Non-controlling interest	(600)	(204)
Total equity	14,093	4,273

Total liabilities and equity	$252,460	$245,171
See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries
Consolidated Statements of Operations
(amounts and shares in thousands, except per share data)

	Fiscal Year
	2023	2022	2021
Revenues
Sandwich shop sales, net	$482,246	$447,901	$377,283
Franchise royalties, fees and rental income	9,163	4,072	2,769
Total revenues	491,409	451,973	380,052

Expenses
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	133,726	129,151	105,035
Labor and related expenses	143,744	142,095	127,099
Occupancy expenses	51,885	54,536	53,821
Other operating expenses	84,363	74,916	63,514
Franchise support, rent and marketing expenses	5,741	694	313
General and administrative expenses	48,496	37,741	31,724
Depreciation expense	12,138	11,890	15,909
Pre-opening costs	115	—	—
Gain on Franchise Growth Acceleration Initiative activities	(2,142)	—	—
Impairment, loss on disposal of property and equipment and shop closures	3,338	4,754	5,125
Total expenses	481,403	455,777	402,540
Income (loss) from operations	10,006	(3,804)	(22,488)

Interest expense, net	3,281	1,349	963
Loss/(gain) on extinguishment of debt	239	(10,191)	—
Income (loss) before income taxes	6,486	5,038	(23,451)
Income tax expense	909	327	172
Net income (loss)	5,577	4,711	(23,623)
Net income attributable to non-controlling interest	458	366	161
Net income (loss) attributable to Potbelly Corporation	$5,119	$4,345	$(23,784)

Net income (loss) per common share attributable to common stockholders:
Basic	$0.18	$0.15	$(0.86)
Diluted	$0.17	$0.15	$(0.86)
Weighted average shares outstanding:
Basic	29,201	28,625	27,640
Diluted	30,088	29,065	27,640
See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries
Consolidated Statements of Equity
(amounts and shares in thousands)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 27, 2020	24,323	$339	$(113,266)	$—	$438,174	$(319,477)	$(275)	$5,495
Net income (loss)	—	—	—	—	—	(23,784)	161	(23,623)
Shares issued under equity compensation plans	807	9	(1,311)	—	(9)	—	—	(1,311)
Proceeds from exercise of stock options	—	—	—	—	219	—	—	219
Issuances of common shares and warrants, net of fees	3,250	32	—	2,566	12,241	—	—	14,839
Distributions to non-controlling interest	—	—	—	—	—	—	(189)	(189)
Contributions from non-controlling interest	—	—	—	—	—	—	208	208
Offering costs for "at the market" equity sales agreement	—	—	—	—	(192)	—	—	(192)
Stock-based compensation expense	—	—	—	—	2,137	—	—	2,137
Balance at December 26, 2021	28,380	$380	$(114,577)	$2,566	$452,570	$(343,261)	$(95)	$(2,417)
Net income	—	—	—	—	—	4,345	366	4,711
Shares issued under equity compensation plans	439	4	(811)	—	(4)	—	—	(811)
Distributions to non-controlling interest	—	—	—	—	—	—	(475)	(475)
Stock-based compensation expense	—	—	—	—	3,265	—	—	3,265
Balance at December 25, 2022	28,819	$384	$(115,388)	$2,566	$455,831	$(338,916)	$(204)	$4,273
Net income	—	—	—	—	—	5,119	458	5,577
Shares issued under equity compensation plans	368	4	(1,313)	—	(4)	—	—	(1,313)
Proceeds from exercise of warrants	177	1	—	(347)	1,307	—	—	961
Distributions to non-controlling interest	—	—	—	—	—	—	(854)	(854)
Stock-based compensation expense	—	—	—	—	5,449	—	—	5,449
Balance at December 31, 2023	29,364	$389	$(116,701)	$2,219	$462,583	$(333,797)	$(600)	$14,093
See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$5,577	$4,711	$(23,623)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	12,138	11,890	15,909
Noncash lease expense	25,814	25,792	25,856
Deferred income tax	—	18	18
Stock-based compensation expense	5,450	3,265	2,137
Asset impairment, store closure and disposal of property and equipment	1,058	3,651	4,572
Gain on Franchise Growth Acceleration Initiative activities	(2,202)	—	—
Loss/(gain) on extinguishment of debt	224	(10,191)	—
Amortization of debt issuance costs	482	270	305
Changes in operating assets and liabilities:
Accounts receivable, net	(1,580)	(387)	(1,677)
Inventories	177	(499)	(502)
Prepaid expenses and other assets	(3,989)	(520)	1,083
Accounts payable	(1,025)	2,239	326
Operating lease liabilities	(30,721)	(27,984)	(32,932)
Accrued expenses and other liabilities	8,086	221	3,655
Net cash provided by (used in) operating activities	19,488	12,476	(4,873)

Cash flows from investing activities:
Purchases of property and equipment	(17,053)	(8,426)	(9,048)
Proceeds from sales of refranchised shops	6,282	—	—
Net cash used in investing activities	(10,771)	(8,426)	(9,048)

Cash flows from financing activities:
Borrowings under Term Loan	25,000	—	—
Principal payments made for Term Loan	(2,838)	—	—
Borrowings under revolving credit facility	14,600	39,050	38,000
Repayments under revolving credit facility	(23,150)	(40,350)	(34,436)
Payment of debt issuance costs	(2,205)	(196)	(195)
Proceeds from issuance of common shares and warrants, net of fees	961	—	14,839
Proceeds from exercise of stock options	—	—	219
Employee taxes on certain stock-based payment arrangements	(1,312)	(813)	(1,298)
Distributions to non-controlling interest	(854)	(475)	(189)
Contributions from non-controlling interest	—	—	208
Net cash provided by (used in) financing activities	10,202	(2,784)	17,148

Net increase in cash and cash equivalents	18,918	1,266	3,227
Cash and cash equivalents and restricted cash at beginning of period	15,619	14,353	11,126
Cash and cash equivalents and restricted cash at end of period	$34,537	$15,619	$14,353

Supplemental cash flow information:
Income taxes paid	278	139	185
Interest paid	3,483	936	608
Supplemental non-cash investing and financing activities:
(Loss)/gain on extinguishment of debt and accrued interest	$(224)	$10,191	$—
Unpaid liability for purchases of property and equipment	1,008	778	460
Unpaid liability for employee taxes on certain stock-based payment arrangements	13	15	13
See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(1) Organization and Other Matters
Business
Potbelly Corporation, a Delaware corporation, together with its subsidiaries (collectively referred to as “the Company,” “Potbelly,” “we,” “us”, or “our”), owns and operates 345 company-operated shops in the United States as of December 31, 2023. Additionally, Potbelly franchisees operate 79 shops domestically.
Basis of Presentation
We do not have any components of other comprehensive income recorded within our consolidated financial statements and therefore, do not separately present a statement of comprehensive income in our consolidated financial statements.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
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
(b) Reporting Period
We use a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every five or six years a 53rd week is added. Fiscal year 2023 consists of 53 weeks and fiscal years 2022 and 2021 each consisted of 52 weeks.
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
(d) Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Significant estimates are used in accounting for, among other items, long-lived assets and income taxes. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any individual year.
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
The following table presents information about our financial assets that were measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	December 31, 2023	December 25, 2022

Assets - Level 1
Money market funds	$6,398	$—
Financial assets measured at fair value on recurring basis	$6,398	$—
(f) Financial Instruments
We record all financial instruments at cost, which is the fair value at the date of transaction. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate their fair value because of the short-term maturities of these instruments.
(g) Cash and Cash Equivalents
We consider all highly liquid investment instruments with an original maturity of three months or less when purchased to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits; however, we have not experienced any losses in these accounts. We believe this cash is not exposed to any significant credit risk. These are valued within the fair value hierarchy as Level 1 measurements.
(h) Restricted Cash
As of December 31, 2023, we had restricted cash related to funds held in a money market account as collateral for letters of credit to certain lease agreements.
The reconciliation of cash and cash equivalents and restricted cash presented in the condensed consolidated balance sheets to the total amount shown in our condensed consolidated statements of cash flows is as follows:

	December 31, 2023	December 25, 2022

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$33,788	$15,619
Restricted cash, noncurrent	749	—
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$34,537	$15,619
(i) Accounts Receivable, net
Accounts receivable, net consists of amounts owed from credit card processors, customers, third-party delivery platforms, franchisees, vendors and other miscellaneous receivables.

(j) Inventories
Inventories, which consist of food products, and paper goods and supplies, are valued at the lower of cost (first-in, first-out) or net realizable value. No adjustment is deemed necessary to reduce inventory to the lower of cost or net realizable value due to the rapid turnover and high utilization of inventory.
(k) Property and Equipment
Property and equipment acquired is recorded at cost less accumulated depreciation. Property and equipment is depreciated based on the straight-line method over the estimated useful lives, generally ranging from three to five years for furniture and fixtures, computer equipment, computer software, and machinery and equipment. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease life, generally 10 to 15 years. For leases with renewal periods at our option, we determine the expected lease period based on whether the renewal of any options is reasonably assured at the inception of the lease.
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
(l) Goodwill and Indefinite-Lived Intangible Assets
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
(m) Revenue Recognition
We primarily earn revenue at a point in time for sandwich shop sales which can occur in person at the shop, over our online or app platforms, or through a third-party platform. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities. We have other revenue-generating activities including franchise revenue, gift card revenue, and loyalty program revenue.
Franchise Royalties and Fees
We earn an initial franchise fee, a franchise development agreement fee and ongoing royalty fees and support fees under our franchise agreements. Initial franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. As such, these franchise fees are recognized over the contractual term of the franchise agreement. We record a contract liability for the unearned portion of the initial franchise fees. Franchise development agreement fees represent the exclusivity rights for a geographical area paid by a third party to develop Potbelly shops for a certain period of time. Franchise development agreement fee payments received by us are recorded in the consolidated balance sheets as accrued expenses or other long-term liabilities, and amortized over the term of the franchise agreement once the shops are opened. These franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. Royalty fees and Brand Fund contributions are based on a percentage of sales and are recorded as revenue as the fees are earned and become receivable from the franchisee. Other support fees, which primarily include fees for software and technology, are recorded as revenue as the fees are earned and the service is provided to the franchisee. Revenue from support fees are recognized gross of the related expenses since we are the principal in the arrangement to provide those services.
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
Loyalty Program
As of December 31, 2023, we offer a customer loyalty program for customers using the Potbelly Perks application at the point of sale. The customer will typically earn 10 points for every dollar spent, and the customer will earn a free entrée after earning 1,000 points. Once a customer earns a free entrée, that entrée reward will expire after 30 days. We defer revenue associated with the estimated selling price of points earned by Potbelly Perks members towards free entrées as each point is earned, and a corresponding deferred revenue liability is established in accrued expenses. The deferral is based on the estimated value of the unredeemed points and free entrées. The estimated value and the estimated redemption rates are based on a historical data analysis of loyalty reward redemptions. Estimated breakage is recognized in net shop sandwich sales in the consolidated statement of operations. When points are redeemed, we recognize revenue for the redeemed product and reduce accrued expenses.
In January 2024, we enhanced our Potbelly Perks program to provide more reward options and flexibility for members. Members will earn 10 or more coins, the equivalent of points under the legacy program, for every dollar they spend. The number of coins earned per dollar is dependent on each member's annual spend with Potbelly. Coins can be redeemed for a variety of items across the Potbelly menu. The coins expire one year after they are earned. We will continue to defer revenue as Potbelly Perks coins are earned and recognize the revenue upon redemption.
Contract Costs
Sales commissions earned by internal or external sales personnel for the execution of new franchise agreements are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new franchise agreements are capitalized and then amortized on a straight-line basis over the term of the franchise agreement, which is typically eight years.
Development costs incurred for the identification of optimal site selection within a given market assists with the company's ability to fulfill the franchise agreement and such costs are expected to be recovered. These costs are capitalized if the service performed relates to an executed franchise agreement, in which case the costs are amortized over the term of the market within the development agreement, which is often the same eight year term.
(n) Leases
We determine if an arrangement is or contains a lease at inception of the arrangement. We lease retail shops, warehouse, and office space under operating leases. Our leases generally have terms of ten years and most include options to extend the leases for additional five-year periods. For leases with renewal periods at our option, we determine the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease.
Operating leases result in the recording a right-of-use asset and lease liability on the consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date, which is the date we take possession of the property. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right-of-use assets represent the operating lease liability adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment. In determining the present value of lease payments not yet paid, we estimate our incremental secured borrowing rates corresponding to the maturities of our leases. We estimate these rates based on prevailing financial market conditions, comparable company and credit analysis, and management judgment.

Our leases typically contain rent escalations over the lease term and lease expense is recognized on a straight-line basis over the lease term. Tenant incentives used to fund leasehold improvements are recognized when earned and reduce right-of-use assets related to the lease. The tenant incentives are amortized through the right-of-use asset as reductions of rent expense over the lease term.
We elected a short-term lease exception policy, permitting us to not apply the recognition requirements of Accounting Standards Codification ("ASC") 842, Leases, to short-term leases (i.e., leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.
Rental income for operating leases on properties subleased to franchisees is recorded to franchise royalties, fees and rental income in the consolidated statement of operations. We recognize revenue for fixed sublease payments, net of incentives, on a straight-line basis over the term of the sublease. We recognize revenue for variable sublease payments as the related service has been transferred to the sublessee. Sublease income is recognized to the extent that collectability is probable.
(o) Potbelly Brand Fund
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
(p) Franchise support, rent and marketing expenses
Franchise support, rent and marketing expenses include Brand Fund, information technology, supply chain, occupancy and operations expenses for franchised shops. Other than occupancy, these expenses are expensed as incurred. Occupancy expenses are recognized consistent with our lease policy described above.
(q) Stock-Based Compensation
We account for stock-based compensation in accordance with ASC 718, Stock Based Compensation. We record stock-based compensation expense, net of forfeitures, on a straight-line basis over the vesting period based on the grant-date fair value of the awards, which is determined using the Black-Scholes option pricing valuation model for stock options and the quoted share price of Potbelly’s common stock on the date of grant for restricted stock units (“RSUs”). We record stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.
We award performance share units (“PSUs”) to eligible employees which are subject to service and market vesting conditions. The PSUs will vest based on the terms defined in each award, which may include our common stock achieving certain price targets or based on its relative performance versus the Russell 3000 Travel & Leisure Index. Refer to Note 13 for more details regarding our Equity Plans.

(r) Pre-opening Costs
Pre-opening costs consist of costs incurred prior to opening a new shop and are made up primarily of travel, employee payroll and training costs incurred prior to the shop opening, as well as occupancy costs incurred from when we take site possession to shop opening. Shop pre-opening costs are expensed as incurred.
(s) Franchise Growth Acceleration Initiative
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
All gains and losses recognized on sales of shops and other expenses incurred to execute a refranchising transaction are included in gain on Franchise Growth Acceleration Initiative activities in the condensed consolidated statement of operations. Development agreement fees received are recorded in the consolidated balance sheets as accrued expenses or other long-term liabilities, and amortized over the term of the franchise agreement once the shops are opened. For the year to date ended December 31, 2023, we completed refranchising transactions under the Franchise Growth Acceleration Initiative that resulted in the sale of 33 company-operated shops and commitments to develop 77 additional shops. Further details on the impact of these transactions on our financial statements are described in Note 10.
(t) Impairment of Long-Lived Assets
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
(u) Income Taxes
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

(v) Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standard Board (FASB) issued guidance to expand annual and interim disclosure requirements for reportable segments, primarily through additional disclosures on segment expenses. We will adopt the accounting guidance in our Annual Report on Form 10-K for the year ended December 29, 2024. We do not anticipate the updated standard will have a material impact on our financial statement disclosures.
In December 2023, the FASB issued guidance to enhance transparency of income tax disclosures. The updated guidance requires additional disclosures on income tax rate reconciliation and income taxes paid, among other things. We will adopt the accounting guidance in our Annual Report on Form 10-K for the year ended December 27, 2025. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
(3) Revenue
Revenue recognized from all revenue sources on point in time sales was $489.2 million, $450.9 million and $379.3 million for the fiscal years 2023, 2022 and 2021, respectively. Revenue recognized from sales over time was $2.2 million, $1.1 million and $0.8 million for the fiscal years 2023, 2022 and 2021, respectively.
We recognized gift card breakage income of $0.9 million, $0.7 million and $0.2 million for the fiscal years ended 2023, 2022 and 2021, respectively, which is recorded within net sandwich shop sales in the consolidated statements of operations.
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

	Current Contract Liability (Thousands)	Noncurrent Contract Liability (Thousands)
Beginning balance as of December 25, 2022	$7,008	$1,677
Ending balance as of December 31, 2023	8,028	4,397
Increase in contract liability	$1,020	$2,720
The aggregate value of remaining performance obligations on outstanding contracts was $12.4 million as of December 31, 2023. The overall increase in the liability during fiscal year 2023 was a result of new franchise development agreements, purchases of new gift cards and a net increase in the loyalty program liability, partially offset by amortization of initial franchise fees and gift card redemptions and breakage. We expect to recognize revenue related to contract liabilities as follows (in thousands), which may vary based upon franchise activity, and gift card and loyalty program redemption patterns:

Years Ending	Amount
2024	$6,375
2025	1,176
2026	877
2027	859
2028	398
Thereafter	2,740
Total revenue recognized	$12,425
For fiscal year 2023, the amount of revenue recognized related to the December 25, 2022 liability ending balance was $4.7 million. For fiscal year 2022, the amount of revenue recognized related to the December 26, 2021 liability ending balance was $2.5 million. This revenue related to gift card and loyalty program redemptions and recognition of initial franchise fees. For the years ended December 31, 2023 and December 25, 2022, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.
Contract Costs
Deferred contract costs, which include sales commissions and site mapping fees, totaled $0.9 million as of December 31, 2023. Amortization expense for deferred costs was $0.1 million for fiscal year 2023. No contract costs were capitalized or amortized in fiscal year 2022. There was no impairment loss in relation to the costs capitalized for the periods presented.
(4) Earnings (Loss) Per Share

Basic and diluted income (loss) per common share attributable to common stockholders are calculated using the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share attributable to common stockholders is computed by dividing the income (loss) allocated to common stockholders by the weighted average number of fully diluted common shares outstanding. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. For fiscal year 2021, we had a loss per share, therefore, potentially dilutive shares were excluded from the calculation.
The following table summarizes the earnings (loss) per share calculation (in thousands, except per share information):

	Fiscal Year
	2023	2022	2021
Net income (loss) attributable to Potbelly Corporation	$5,119	$4,345	$(23,784)
Weighted average common shares outstanding-basic	29,201	28,625	27,640
Plus: Effect of potentially dilutive stock-based compensation awards	490	414	—
Plus: Effect of potential warrant exercise	397	26	—
Weighted average common shares outstanding-diluted	30,088	29,065	27,640
Income (loss) per share available to common stockholders-basic	$0.18	$0.15	$(0.86)
Income (loss) per share available to common stockholders-diluted	$0.17	$0.15	$(0.86)
Potentially dilutive shares that are considered anti-dilutive:
Shares	367	618	1,951
(5) Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 25, 2022
Leasehold improvements	$140,203	$149,375
Machinery and equipment	45,372	47,481
Furniture and fixtures	30,614	32,590
Computer equipment and software	37,769	37,710
Construction in progress	3,322	864
Property and equipment, gross	257,280	268,020
Less: Accumulated depreciation	(212,193)	(223,543)
Property and equipment, net	$45,087	$44,477
We recognized $0.5 million, $0.5 million and $2.4 million in 2023, 2022, and 2021, respectively, of losses on disposal of property and equipment in impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations, primarily related to closures of company-operated shops.

(6) Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31, 2023	December 25, 2022
Accrued labor and related expenses	$12,778	$13,451
Deferred revenue	4,057	3,345
Gift card liability	3,972	3,630
Accrued marketing	2,904	635
Accrued occupancy and utilities	2,410	2,448
Accrued sales and use tax	2,135	1,732
Accrued liability insurance	2,039	1,654
Other accrued expenses	$5,082	$3,931
Total	$35,377	$30,826

We incur expenses associated with exit activity for certain signed lease agreements, which are recognized in impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations. Accrued contract termination costs consisted of the following (in thousands):

	December 31, 2023	December 25, 2022
Accrued contract termination costs—beginning balance	$—	$—
Contract termination costs incurred	458	153
Contract termination costs settled and paid	(458)	(153)
Accrued contract termination costs—ending balance	$—	$—
(7) Income Taxes
Income (loss) before income taxes for our domestic operations was as follows (in thousands):

	Fiscal Year
	2023	2022	2021
Domestic operations	$6,486	$5,038	$(23,451)
Income tax expense (benefit) consisted of the following (in thousands):

	Fiscal Year
	2023	2022	2021
Federal:
Current	$38	$—	$—
Deferred	22	(14)	(150)
	60	(14)	(150)
State and Local:
Current	782	399	161
Deferred	68	(58)	161
	849	341	322
Income tax expense	$909	$327	$172

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rates to income (loss) before income taxes as a result of the following (in thousands):

	Fiscal Year
	2023	2022	2021
U.S. federal statutory tax	21.0%	21.0%	21.0%
Computed “expected” tax expense/(benefit)	$1,266	$981	$(4,959)
Increase (reduction) resulting from:
Valuation allowance	(1,526)	2,280	5,456
Rate change impact of net operating loss carryback	—	—	—
Minority interest	96	77	34
Permanent differences	805	(1,755)	1,004
State and local income taxes, net of federal income tax effect	793	(287)	(730)
FICA and other tax credits	(297)	(559)	(592)
Equity compensation	159	(43)	(237)
Other	—	—	—
Tax rate change	(387)	(367)	196
Income tax expense	$909	$327	$172
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities reflected in the consolidated balance sheets are presented below (in thousands):

	December 31, 2023	December 25, 2022
Deferred tax assets:
Net operating loss carryforwards	$20,542	$22,566
Accrued liabilities	2,625	1,838
Deferred revenue	1,944	514
Stock-based compensation	1,378	1,330
Property and equipment	3,290	3,380
Operating lease liabilities	43,799	49,802
Other	226	—
Tax credits and other carryforwards	2,794	3,761
Gross deferred tax assets	76,598	83,191
Valuation allowance	(35,439)	(37,210)
Net deferred tax assets	41,159	45,981
Deferred tax liabilities:
Prepaids	(477)	(351)
Right-of-use asset for operating leases	(39,179)	(43,818)
Intangible assets	(1,377)	(1,371)
Smallwares	(400)	(458)
Other	—	(169)
Total deferred tax liabilities	(41,433)	(46,167)
Net deferred tax liabilities	$(274)	$(186)
We recorded deferred tax assets related to federal and state income tax net operating loss (“NOL”) carryforwards of approximately $20.5 million and $22.6 million for the years ended December 31, 2023 and December 25, 2022, respectively. The federal NOL, and a portion of the state NOLs, can be carried forward indefinitely, although certain jurisdictions, including federal and numerous states, limit NOL carryforwards to a percentage of current year taxable income.
We regularly assesses the need for a valuation allowance related to our deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. In our assessment, we considered recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019, resulting in a non-cash charge to income tax expense of $13.6 million. We assess the likelihood of the realization of our deferred tax assets each quarter and the valuation allowance is adjusted accordingly. We continued to maintain a valuation allowance against all of our deferred tax assets based on our assessment as of December 31, 2023. As of December 31, 2023 and December 25, 2022, we have a valuation allowance related to our deferred tax assets of $35.4 million and $37.2 million, respectively.
Given the recent trend in our earnings and forecasted future earnings, we believe there is a reasonable possibility that sufficient positive evidence may become available in the next several quarters to conclude that all or a portion of the valuation allowance will no longer be needed. This would result in the recognition of deferred tax assets on our consolidated balance sheet and a decrease to tax expense on our consolidated statement of operations in the period when the release is recorded. However, the exact timing and amount of any valuation allowance releases are subject to change based on the earnings achieved in future periods.
In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2023 and December 25, 2022, we had no interest or penalties accrued. As of December 31, 2023 and December 25, 2022, we had no uncertain tax positions.
The tax years prior to 2017 are generally closed for examination by the United States Internal Revenue Service ("IRS"). However, certain of these tax years are open for examination as a result of net operating losses generated in these years and utilized in subsequent years. Our last IRS examination was for the 2014 tax year; no IRS audits are currently ongoing. State statutes are generally open for audit for the 2016 to 2022 tax years.
(8) Leases
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
Lessee Disclosures

The gains and losses recognized upon lease terminations are recorded in impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations. The right-of use assets, liabilities and gains/losses recognized upon termination of lease contracts were as follows (in thousands, except for shop figures):

	Fiscal Year Ended
	December 31, 2023	December 25, 2022
Leases terminated	2	3
Lease termination fees	$458	$75
Right-of-use assets derecognized upon lease termination	571	505
Lease liabilities derecognized upon lease termination	941	663
Gain/(loss) recognized upon lease termination	$(89)	$158

Operating lease term and discount rate were as follows:

	December 31, 2023	December 25, 2022
Weighted average remaining lease term (years)	6.18	6.68
Weighted average discount rate	9.04%	8.26%
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
The components of lease cost were as follows (in thousands), which are included in occupancy, general and administrative and franchise support, rent and marketing expense:

	Fiscal Year Ended
	December 31, 2023	December 25, 2022
Operating lease cost	$40,604	$40,214
Variable lease cost	15,082	13,905
Short-term lease cost	313	312
Total lease cost	$55,998	$54,431
Supplemental disclosures of cash flow information relating to leases is as follows (in thousands):

	Fiscal Year Ended
	December 31, 2023	December 25, 2022
Operating cash flows rent paid for operating lease liabilities	$45,846	$42,658
Operating right-of-use assets obtained in exchange for new operating lease liabilities	12,286	23,263
Reduction in operating right-of-use assets due to lease terminations and modifications	$1,799	$1,876
Maturities of lease liabilities were as follows at December 31, 2023 (in thousands):

Operating Leases
2024	$38,793
2025	39,748
2026	36,216
2027	30,360
2028	23,714
Thereafter	52,725
Total lease payments	221,557
Less: imputed interest	(54,982)
Present value of lease liabilities	$166,575
Lessor Disclosures
We recognized $2.9 million in franchise rental income in fiscal year 2023, which is included in franchise royalties, fees and rental income in the condensed statement of operations. No franchise rental income was recognized in fiscal year 2022. During fiscal year 2023, we incurred $3.0 million in expenses associated with these leases, which are included in franchise support, rent and marketing expenses in the condensed consolidated statement of operations from the inception of the related sublease agreements. The components of lease income were as follows:

	Fiscal Year Ended
	December 31, 2023	December 25, 2022
Number of subleases	33	0

Operating lease income	$2,139	$—
Variable lease income	$806	$—
Franchise rental income	$2,945	$—
Future expected fixed sublease payments from franchisees to Potbelly were as follows at December 31, 2023 (in thousands):

Operating Leases
2024	$3,599
2025	3,530
2026	3,078
2027	2,095
2028	1,704
Thereafter	3,687
Total sublease payments	$17,693
(9) Debt and Credit Facilities
The components of long-term debt were as follows (in thousands):

	December 31, 2023	December 25, 2022
Term loan credit facility	$22,162	$—
Unamortized debt issuance costs	(1,744)	—
Revolving credit facility	—	8,550
Less: current portion of long-term debt	(1,250)	—
Total long-term debt	$19,168	$8,550
Term Loan
On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “Term Loan Credit Agreement”) with Sagard Holdings Manager LP as administrative agent (the “Administrative Agent”). The Term Loan Credit Agreement provides for a term loan facility with an aggregate commitment of $25 million (the “Term Loan”). Concurrent with entry into the Term Loan Credit Agreement, we repaid in full and terminated the obligations and commitments under our existing senior secured credit facility (the “Former Credit Facility”). Upon termination of the Former Credit Facility, we recognized a loss on extinguishment of debt of $0.2 million. The remaining proceeds from the Term Loan were used to pay related transaction fees and expenses, and for general corporate purposes.
The Term Loan Credit Agreement is scheduled to mature on February 7, 2028. We are required to make principal payments equal to 1.25% of the initial principal of the Term Loan on the last business day of each fiscal quarter. If not previously paid, any remaining principal balance must be repaid on the maturity date.
Loans under the Term Loan Credit Agreement will initially bear interest, at the Company’s option, at either the term SOFR plus 9.25% per annum or base rate plus 8.25% per annum.
As of December 31, 2023, the effective interest rate was 15.63%.

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
Subject to certain customary exceptions, obligations under the Term Loan Credit Agreement are guaranteed by the Company and all of the Company’s current and future wholly-owned material domestic subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Company and its subsidiary guarantors.
The Term Loan Credit Agreement contains customary representations and affirmative and negative covenants. Among other things, these covenants restrict the Company’s and certain of its subsidiaries’ ability to incur indebtedness, make certain investments, pay dividends or repurchase stock, and make dispositions and acquisitions. In addition, the Term Loan Credit Agreement requires that the Company and its wholly-owned subsidiaries maintain certain total net leverage ratios as set forth in the Term Loan Credit Agreement, an average liquidity amount that shall not be less than $10 million, maximum capital expenditures per year and fixed charge coverage ratios each as set forth in the Term Loan Credit Agreement.
The Term Loan Credit Agreement also contains customary events of default. If an event of default occurs, the Administrative Agent and lenders are entitled to take various actions, including the acceleration of amounts due under the Term Loan Credit Agreement, termination of commitments thereunder and all other actions permitted to be taken by a secured creditor.
In connection with entering into the Term Loan Credit Agreement, we paid $2.2 million in debt issuance costs, all of which were capitalized. During the quarter and year to date ended December 31, 2023, we amortized $0.1 million and $0.3 million of debt issuance costs, respectively, using the effective interest method, which is included in interest expense in the condensed consolidated statement of operations. As of December 31, 2023, we had $24.1 million outstanding under the Credit Agreement. We are currently in compliance with all financial debt covenants.

On February 7, 2024, we repaid in full and terminated the obligations and commitments under the Term Loan Credit Agreement. Refer to Note 15 for additional information related to this transaction.
Former Credit Facility

On August 7, 2019, we entered into a second amended and restated revolving credit facility agreement (the "Former Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”). The Former Credit Agreement amends and restates that certain amended and restated revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. The Former Credit Agreement provided, among other things, for a revolving credit facility in a maximum principal amount $40 million, with possible future increases of up to $20 million under an expansion feature. Borrowings under the credit facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a specified margin or (ii) a prime rate as announced by JP Morgan plus a specified margin. The applicable margin was determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we were required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility. So long as certain total leverage ratios, EBITDA thresholds and minimum liquidity requirements are met and no default or event of default has occurred or would result, there was no limit on the “restricted payments” (primarily distributions and equity repurchases) that we may make, provided that proceeds of the loans under the Former Credit Agreement may not be used for purposes of making restricted payments.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, we subsequently amended the Former Credit Agreement during fiscal years 2020 and 2021. The Former Credit Agreement provides for a revolving credit facility in a maximum principal amount of $25 million.

On January 28, 2022, we entered into Amendment No. 6 (the "Sixth Amendment") to the Former Credit Agreement. The Sixth Amendment, among other things, (i) extended the maturity date under the Former Credit Agreement from January 31, 2023 to May 31, 2023, (ii) changed the benchmark interest rates under the Former Credit Agreement for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Sixth Amendment, (iii) increased the interest rate margin by 75 basis points with respect to any CBFR Loan (as defined in the Former Credit Agreement), (iv) sets the interest rate margin at 600 basis points with respect to any Term Benchmark Loan (as defined in the Former Credit Agreement), (v) amended certain financial covenant testing levels, and (vi) amended the definition of subsidiary to exclude the Potbelly Employee Relief Fund NFP, an Illinois not-for-profit corporation.
On May 31, 2022, we entered into Amendment No. 7 (the "Seventh Amendment") to the Former Credit Agreement. The Seventh Amendment, among other things (i) extended the maturity date under the Credit Agreement from May 31, 2023 to August 31, 2023 and (ii) amended certain financial covenant testing levels.
On September 23, 2022, we entered into Amendment No. 8 (the "Eighth Amendment") to the Former Credit Agreement. The Eighth Amendment, among other things (i) extended the maturity date under the Former Credit Agreement from August 31, 2023 to December 31, 2023 and (ii) amended certain financial covenant testing levels.
As of December 31, 2023, we had no amounts outstanding under the Former Credit Agreement due to the payment in full and termination of our obligations and commitments under the Credit Agreement on February 7, 2023. As of December 25, 2022, we had $8.6 million outstanding under the Former Credit Agreement.
On February 7, 2023, we repaid in full and terminated the obligations and commitments under the Former Credit Agreement.
(10) Franchise Growth Acceleration Initiative
The following is a summary of the refranchising activities recorded as a result of the Franchise Growth Acceleration Initiative during the year ended December 31, 2023:

	December 31, 2023	December 25, 2022
Number of shops sold to franchises	33	0

Proceeds from sales of company-operated shops	$6,433	$—
Net assets sold	(3,563)	—
Goodwill related to the company-operated shops sold to franchisees	(166)	—
Gain on sale of company-operated shops, net	2,705	—

Adjustment to recognize held-for-sale assets at fair value	(503)	—
Other expenses(a)	(60)	—
Gain on Franchise Growth Acceleration Initiative activities	$2,142	$—
______________________________
(a)    These costs primarily include professional service fees and travel expenses incurred to execute the refranchising transaction
(11) Capital Stock
As of December 31, 2023 and December 25, 2022, we had authorized an aggregate of 210 million shares of capital stock, of which 200 million shares were designated as common stock and 10 million shares were designated as preferred stock. As of December 31, 2023, we had issued and outstanding 38.7 million and 29.4 million shares of common stock, respectively. As of December 25, 2022, we had issued and outstanding 38.7 million and 28.8 million shares of common stock, respectively.
Common Stock
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock. The program permits us, from time to time, to purchase shares in the open market

(including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. We did not repurchase any shares of our common stock during 2023. We do not have plans to repurchase any common stock under its stock repurchase program at this time. As of December 31, 2023, the remaining dollar value of authorization under the share repurchase program was $37.9 million, which includes commission. Repurchased shares are included as treasury stock in the consolidated balance sheets and the consolidated statements of equity.
On February 9, 2021, we closed on a Securities Purchase Agreement (the “SPA”) for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are initially exercisable commencing August 13, 2021 through their expiration date of August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. In fiscal year 2023, 176,272 warrants were exercised at the exercise price of $5.45 per warrant. As of December 31, 2023, we had 1,123,589 warrants outstanding that are exercisable through August 12, 2026.

On November 3, 2021, we entered into a certain Equity Sales Agreement (the “Sales Agreement”) with William Blair & Company, L.L.C., as agent (“William Blair”) pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the “Shares”), from time to time, in our sole discretion, through an “at the market” equity offering program under which William Blair will act as sales agent. As of March 8, 2024, we have not sold any shares under the sales agreement.
(12) Employee Benefit Plan
We sponsor a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. We made matching contributions of $0.6 million, $0.9 million, and $0.3 million for fiscal years 2023, 2022 and 2021, respectively, which are recorded in labor and related expenses and general and administrative expenses in the consolidated statement of operations.
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
On May 16, 2019, our stockholders approved the 2019 Plan and, in connection therewith, all equity awards made after that date were made under the 2019 Plan. On June 10, 2019, we registered 1.2 million shares of our common stock reserved for issuance under the 2019 Plan. The Amended and Restated 2013 Long-Term Incentive Plan (the “2013 Plan”) had 0.6 million remaining shares of common stock reserved for issuance, which are available for issuance under the 2019 Plan and no future awards will be made under the 2013 Plan. On June 24, 2020 and May 18, 2023, the 2019 Plan was amended and restated effective to increase the number of shares of common stock authorized for issuance by 0.9 million and 1.1 million shares, respectively, for a total of 3.2 million shares. As of December 31, 2023, there have been 6.5 million shares of restricted stock units and performance stock units granted under the 2019 Plan. As of December 31, 2023, there are 1.4 million shares reserved for future issuance.
Stock Options
Under the Plans, the number of shares and exercise price of each option are determined by the committee designated by our Board of Directors. The options granted are generally exercisable within a 10-year period from the date of grant. We award options to certain employees including the senior leadership team. Options outstanding expire on various dates through the year 2028. The range of exercise prices for options outstanding as of December 31, 2023 is $10.59 to $20.53 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.
A summary of stock option activity is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 27, 2020	1,233	$10.68	$—	2.49
Granted	—	—
Exercised	(31)	7.24
Canceled	(664)	9.75
Outstanding—December 26, 2021	538	$12.03	$—	2.35
Granted	—	—
Exercised	—	—
Canceled	(65)	10.65
Outstanding—December 25, 2022	473	$12.22	$—	1.46
Granted	—	—
Exercised	—	—
Canceled	(351)	11.70
Outstanding—December 31, 2023	122	$13.71	$—	1.44
Exercisable—December 31, 2023	122	$13.71	$—	1.44
There were no stock option grants in 2023, 2022, or 2021.
Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the years ended December 31, 2023 and December 25, 2022, we did not recognize any stock based compensation expense for stock options. As of December 31, 2023, we do not have unrecognized stock-based compensation expense related to stock options.
Restricted stock units
We award RSUs to certain employees and certain non-employee members of our Board of Directors. Grants of RSUs to our Board of Directors fully vest on the first anniversary of the grant date, or upon termination from the Board of Directors for any reason other than for cause, a pro rata portion of the shares vest on the termination date. The employee grants generally vest in one-third increments over a three-year period.

A summary of RSU activity is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 27, 2020	994	$3.35
Granted	649	6.16
Vested	(479)	7.05
Canceled	(13)	3.50
Non-vested as of December 26, 2021	1,151	$4.87
Granted	498	6.11
Vested	(693)	5.77
Canceled	(48)	5.90
Non-vested as of December 25, 2022	908	$4.25
Granted	612	7.46
Vested	(630)	5.63
Canceled	(89)	6.98
Non-vested as of December 31, 2023	801	$7.18
For the years ended December 31, 2023, December 25, 2022 and December 26, 2021, we recognized stock-based compensation expense related to RSUs of $4.2 million, $2.7 million and $1.6 million, respectively. As of December 31, 2023, unrecognized stock-based compensation expense for RSUs was $4.2 million, which will be recognized though fiscal year 2026.
Performance stock units
We award PSUs to certain employees. The PSUs have certain vesting conditions based upon our stock price and relative stock performance.
Because these PSUs are subject to service and market vesting conditions, we determine the fair market value of each grant using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the years ended December 31, 2023, December 25, 2022 and December 26, 2021, we recognized stock-based compensation expense related to PSUs with market vesting conditions of $1.3 million, $0.6 million and $0.5 million, respectively.
A summary of activity for PSUs with market vesting conditions is as follows:

PSUs	Number of PSUs (Thousands)	Weighted Average Fair Value per Share
Non-Vested as of December 26, 2021	130	$8.43
Granted	145	$10.15
Vested	—	$—
Canceled	—	$—
Non-vested as of December 25, 2022	275	$9.34
Granted	297	9.45
Vested	(18)	4.30
Canceled	(40)	9.25
Non-vested as of December 31, 2023	513	$9.59
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
(15) Subsequent Events
Settlement
On January 2, 2024, we executed a settlement agreement with a third-party software provider. The third-party provider was subject to a ransomware incident in the second quarter of 2023. The incident impacted the efficiency of our shop operations but did not have an impact on our financial reporting nor resulted in the exposure of any of our data. The settlement is expected to result in a gain of approximately $1.1 million in our consolidated statement of operations for the first quarter of 2024.
Revolving Facility
On February 7, 2024, Potbelly Sandwich Works, LLC (the “Borrower”) entered into a credit agreement (the “Credit Agreement”) with Wintrust Bank, N.A. as administrative agent (the “Agent”), the other loan parties party thereto and the lenders party thereto. The Credit Agreement provides for a revolving loan facility with an aggregate commitment of $30,000,000 (the “Revolving Facility”, the commitments thereunder, the “Revolving Commitments”). Concurrently with entry into the Credit Agreement, we repaid in full and terminated the obligations and commitments of the lenders under our existing Term Loan. Proceeds from the Revolving Facility will be used for general corporate and working capital purposes.

The Revolving Commitments expire on February 7, 2027.

Loans under the Credit Agreement will initially bear interest, at our option, at either one-month term SOFR or the base rate plus, in each case, an applicable rate per annum, based upon the Consolidated Adjusted Leverage Ratio (as defined in the Credit Agreement). The applicable rate may vary between 3.75% and 2.75% with respect to borrowings which are based upon the one-month term SOFR and between 2.25% and 1.25% with respect to borrowings which are based upon the base rate. Initially, the applicable rate with respect to one-month term SOFR borrowings is 3.25% and the applicable rate with respect to base rate borrowings is 1.75% until the Agent receives a compliance certificate for the fiscal quarter ending on March 31, 2024.

We may prepay the Revolving Commitments at any time and from time to time in whole or in part without premium or penalty, subject to prior notice in accordance with the Credit Agreement.

Subject to certain customary exceptions, obligations under the Credit Agreement are guaranteed by the Company and all of the Company’s current and future wholly-owned material domestic subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Company and its subsidiary guarantors.

The Credit Agreement contains customary representations and affirmative and negative covenants. Among other things, these covenants restrict our ability to incur certain indebtedness and liens, undergo certain mergers, consolidations and certain other fundamental changes, make certain investments, make certain dispositions and acquisitions, enter into sale and leaseback transactions, enter into certain swap transactions, make certain restricted payments (including certain payment of dividends, repurchases of stock and payments on certain indebtedness), engage in certain transactions with affiliates, enter into certain types of restricted agreements, make certain changes to its organizational documents and indebtedness, and use the proceeds of the Revolving Commitments for certain non-permitted uses. In addition, the Credit

Agreement requires that we maintain compliance with certain minimum fixed charge coverage ratios and maximum consolidated leverage ratios as set forth in the Credit Agreement.

The Credit Agreement also contains customary events of default. If an event of default occurs, the Agent and lenders are entitled to take various actions, including the acceleration of amounts due under the Credit Agreement, termination of commitments thereunder and all other actions permitted to be taken by a secured creditor.

As a result of repaying and terminating the Term Loan, we expect to recognize a loss on extinguishment of debt of approximately $2 to $3 million in the first quarter of 2024.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2023. Based upon that evaluation, we have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective, at a reasonable assurance level.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Potbelly Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Potbelly Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 8, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 8, 2024

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2023 no director or officer of Potbelly adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this item will be contained in Potbelly’s definitive proxy statement for the 2024 Annual Meeting (our “Proxy Statement”) and is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table presents certain information related to Potbelly’s equity incentive plans under which the equity securities are authorized for issuance as of December 31, 2023 (shares in thousands):

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	122	$13.71	1,401	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	122	$13.71	1,401
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

10.3B	Amendment to Potbelly Corporate 2019 Long-Term Incentive Plan (As Amended and Restated Effective June 24, 2020) (incorporated by reference to our Registration Statement on Form S-8). †

10.4	Potbelly Corporation Non-Employee Director Compensation Plan (filed as Exhibit 10.2 to Form 10-Q (File No. 001-36104) filed August 8, 2019 and incorporated herein by reference). †

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

10.7
Credit and Guaranty Agreement, dated as of February 7, 2024, among Potbelly Sandwich Works, LLC, the other loan parties named therein, Wintrust Bank, N.A., as administrative agent, and the lenders set forth therein and filed Feburuary 12, 2024 and incorporated herein by reference.

10.8
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

10.10
Form of Registration Rights Agreement to be entered into by and among the Company and the persons party thereto (filed as Exhibit 10.3 to Form 8-K (File No. 001-36104) filed February 10, 2021 and incorporated herein by reference).

10.11
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

10.13
Executive Employment Agreement, dated August 28, 2020, between Potbelly Corporation and Adam Noyes (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed September 1, 2020 and incorporated herein by reference). †

10.14	Executive Employment Agreement, dated September 30, 2019, between Potbelly Corporation and Jeff Douglas †

10.15	Executive Employment Agreement, dated November 11, 2020, between Potbelly Corporation and Adiya Dixon †

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

10.20
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

10.22
Employment Agreement Amendment, dated November 2, 2022, between Potbelly Corporation and Robert D. Wright (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed November 2, 2022 and incorporated herein by reference). †

10.23	Form of Performance Stock Unit Award Agreement pursuant to 2019 Long-Term Incentive Plan, As Amended and Restated. †

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Potbelly Corporation Executive Officer Clawback Policy (filed herewith)

Exhibit Number	Description of Exhibit
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
†	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Potbelly Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTBELLY CORPORATION

Dated:	March 8, 2024	/s/ Robert D. Wright
Robert D. Wright
Chief Executive Officer and President

Dated:	March 8, 2024	/s/ Steven Cirulis
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

Signature	Title	Date

/s/ Robert D. Wright	Chief Executive Officer and President; Director (Principal Executive Officer)	March 8, 2024
Robert D. Wright

/s/ Steven Cirulis	Senior Vice President, Chief Financial Officer, Chief Strategy Officer (Principal Financial Officer, Principal Accounting Officer)	March 8, 2024
Steven Cirulis

/s/ Joseph Boehm	Director	March 8, 2024
Joseph Boehm

/s/ Adrian Butler	Director	March 8, 2024
Adrian Butler

/s/ David T. Pearson	Director	March 8, 2024
David T. Pearson

/s/ David Head	Director	March 8, 2024
David Head

/s/ David Near	Director	March 8, 2024
David Near

/s/ Jill Sutton	Director	March 8, 2024
Jill Sutton

/s/ Vann Avedisian	Director	March 8, 2024
Vann Avedisian

/s/ Todd W. Smith	Director	March 8, 2024
Todd W. Smith