Form 10-Q
period 2024-03-31
POTBELLY CORP
filed 2024-05-08
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2024, the registrant had 29,841,506 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Potbelly Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value data, unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$12,723	$33,788
Accounts receivable, net of allowances of $21 and $26 as of March 31, 2024 and December 31, 2023, respectively	8,380	7,960
Inventories	3,556	3,516
Prepaid expenses and other current assets	7,476	7,828
Assets classified as held-for-sale	171	—
Total current assets	32,306	53,092

Property and equipment, net	45,608	45,087
Right-of-use assets for operating leases	138,068	144,390
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,053	2,056
Restricted cash	749	749
Deferred expenses, net and other assets	5,268	3,681
Total assets	$227,456	$252,460

Liabilities and equity
Current liabilities
Accounts payable	$9,970	$9,927
Accrued expenses	32,982	35,377
Short-term operating lease liabilities	24,464	24,525
Current portion of long-term debt	—	1,250
Total current liabilities	67,416	71,078

Long-term debt, net of current portion	5,000	19,168
Long-term operating lease liabilities	134,768	142,050
Other long-term liabilities	6,616	6,070
Total liabilities	213,800	238,367

Commitments and contingencies (Note 12)

Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 29,685 and 29,364 shares as of March 31, 2024 and December 31, 2023, respectively	394	389
Warrants	1,745	2,219
Additional paid-in-capital	466,132	462,583
Treasury stock, held at cost, 10,131 and 10,077 shares as of March 31, 2024, and December 31, 2023, respectively	(117,366)	(116,701)
Accumulated deficit	(336,564)	(333,797)
Total stockholders’ equity	14,341	14,693
Non-controlling interest	(685)	(600)
Total equity	13,656	14,093

Total liabilities and equity	$227,456	$252,460
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data, unaudited)

	For the Quarter Ended
	March 31, 2024	March 26, 2023
Revenues
Sandwich shop sales, net	$107,577	$116,947
Franchise royalties, fees and rent income	3,576	1,323
Total revenues	111,153	118,270

Expenses
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	29,270	32,620
Labor and related expenses	32,253	36,502
Occupancy expenses	11,714	13,310
Other operating expenses	19,829	20,484
Franchise support, rent and marketing expenses	2,537	591
General and administrative expenses	11,547	9,969
Depreciation expense	3,011	2,971
Pre-opening costs	—	22
Loss on Franchise Growth Acceleration Initiative activities	133	949
Impairment, loss on disposal of property and equipment and shop closures	741	1,045
Total operating expenses	111,035	118,463
Income (loss) from operations	118	(193)

Interest expense, net	364	667
Loss on extinguishment of debt	2,376	239
Loss before income taxes	(2,622)	(1,099)
Income tax expense	51	105
Net loss	(2,673)	(1,204)
Net income attributable to non-controlling interest	94	123
Net loss attributable to Potbelly Corporation	$(2,767)	$(1,327)

Net income per common share attributable to common stockholders:
Basic	$(0.09)	$(0.05)
Diluted	$(0.09)	$(0.05)
Weighted average shares outstanding:
Basic	29,551	28,907
Diluted	29,551	28,907

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Equity
(amounts and shares in thousands, unaudited)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 25, 2022	28,819	$384	$(115,388)	$2,566	$455,831	$(338,916)	$(204)	$4,273
Net income (loss)	—	—	—	—	—	(1,327)	123	(1,204)
Stock-based compensation plans	70	1	(337)	—	(1)	—	—	(337)
Proceeds from exercise of warrants	159	1	—	(313)	1,177	—	—	865
Distributions to non-controlling interest	—	—	—	—	—	—	(152)	(152)
Stock-based compensation expense	—	—	—	—	911	—	—	911
Balance at March 26, 2023 (unaudited)	29,048	$386	$(115,725)	$2,253	$457,918	$(340,243)	$(233)	$4,356

Balance at December 31, 2023	29,364	$389	$(116,701)	$2,219	$462,583	$(333,797)	$(600)	$14,093
Net income (loss)	—	—	—	—	—	(2,767)	94	(2,673)
Shares issued under equity compensation plan	81	3	(665)	—	(3)	—	—	(665)
Proceeds from exercise of warrants	240	2	—	(474)	1,781	—	—	1,309
Distributions to non-controlling interest	—	—	—	—	—	—	(179)	(179)
Stock-based compensation expense	—	—	—	—	1,771	—	—	1,771
Balance at March 31, 2024 (unaudited)	29,685	$394	$(117,366)	$1,745	$466,132	$(336,564)	$(685)	$13,656
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in thousands, unaudited)

	For the Quarter to Date Ended
	March 31, 2024	March 26, 2023
Cash flows from operating activities:
Net loss	$(2,673)	$(1,204)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,011	2,971
Noncash lease expense	6,191	6,127
Deferred income tax	1	1
Stock-based compensation expense	1,771	911
Asset impairment, loss on disposal of property and equipment and shop closures	474	843
Loss on Franchise Growth Acceleration Initiative activities	133	936
Loss on extinguishment of debt	2,376	224
Other operating activities	77	85
Changes in operating assets and liabilities:
Accounts receivable, net	(441)	(847)
Inventories	(33)	274
Prepaid expenses and other assets	(515)	136
Accounts payable	(151)	(507)
Operating lease liabilities	(7,254)	(6,923)
Accrued expenses and other liabilities	(2,274)	(3,684)
Net cash provided by (used in) operating activities:	693	(657)

Cash flows from investing activities:
Purchases of property and equipment	(3,963)	(3,312)
Proceeds from sale of refranchised shops and other assets	227	96
Net cash used in investing activities:	(3,736)	(3,216)

Cash flows from financing activities:
Borrowings under Revolving Facility	7,000	—
Borrowings under Term Loan	—	25,000
Borrowings under Former Credit Facility	—	14,600
Repayments under Revolving Facility	(2,000)	—
Repayments under Term Loan	(22,827)	—
Repayments under Former Credit Facility	—	(23,150)
Payment of debt issuance costs	(345)	(2,204)
Proceeds from exercise of warrants	1,309	865
Employee taxes on certain stock-based payment arrangements	(980)	(47)
Distributions to non-controlling interest	(179)	(152)
Principal payments made for Term Loan	—	(313)
Net cash provided by (used in) financing activities:	(18,022)	14,599

Net increase (decrease) in cash and cash equivalents and restricted cash	(21,065)	10,726
Cash and cash equivalents and restricted cash at beginning of period	34,537	15,619
Cash and cash equivalents and restricted cash at end of period	$13,472	$26,345

Supplemental cash flow information:
Income taxes paid	$12	$55
Interest paid	$359	$787

Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$909	$978
Unpaid liability for employee taxes on certain stock-based payment arrangements	$328	$305
See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)
(Dollars and shares in thousands, except per share amounts or where noted)
(1) Organization and Other Matters
Business
Potbelly Corporation, a Delaware corporation, together with its subsidiaries (collectively referred to as the "Company," "Potbelly," "we," "us" or "our"), owns and operates 345 company-operated shops in the United States as of March 31, 2024. Additionally, Potbelly franchisees operate 82 shops domestically.
Basis of Presentation
The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly and its subsidiaries and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The unaudited condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported within. The condensed consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
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
Fiscal Year
We use a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2024 consists of 52 weeks and fiscal year 2023 consisted of 53 weeks. The fiscal quarters ended March 31, 2024 and March 26, 2023 each consisted of 13 weeks.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standard Board ("FASB") issued guidance to expand annual and interim disclosure requirements for reportable segments, primarily through additional disclosures on segment expenses. We will adopt the accounting guidance in our Annual Report on Form 10-K for the year ended December 29, 2024. We do not anticipate the updated standard will have a material impact on our financial statement disclosures.

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
2) Restricted Cash
As of March 31, 2024, we had restricted cash related to funds held in a money market account as collateral for letters of credit to certain lease agreements.
The reconciliation of cash and cash equivalents and restricted cash presented in the condensed consolidated balance sheets to the total amount shown in our condensed consolidated statements of cash flows is as follows:

	March 31, 2024	December 31, 2023

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$12,723	$33,788
Restricted cash, noncurrent	749	749
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$13,472	$34,537
(3) Revenue
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
For the quarter to date ended March 31, 2024, revenue recognized from all revenue sources on point in time sales was $110.6 million, and revenue recognized from sales over time was $0.6 million. For the quarter to date ended March 26, 2023, revenue recognized from all revenue sources on point in time sales was $117.9 million and revenue recognized from sales over time was $0.4 million.
Franchise Royalties and Fees
We earn an initial franchise fee, a franchise development agreement fee and ongoing royalty fees and support fees under our franchise agreements. Initial franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. As such, these franchise fees are recognized over the contractual term of the franchise agreement. We record a contract liability for the unearned portion of the initial franchise fees. Franchise development agreement fees represent the exclusivity rights for a geographical area paid by a third party to develop Potbelly shops for a certain period of time. Franchise development agreement fee payments received by us are recorded in the consolidated balance sheets as accrued expenses or other long-term liabilities, and amortized over the term of the franchise agreement once the shops are opened. These franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. Royalty fees and Brand Fund contributions are based on a percentage of sales and are recorded as revenue as they are earned and become receivable from the franchisee. Other support fees, which primarily include fees for software and technology, are recorded as revenue as the fees are earned and the service is provided to the franchise. Revenue from support fees are recognized gross of the related expenses since we are the principal in the arrangement to provide those services.
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
We recognized gift card breakage income of $0.3 million and $0.2 million for the quarter to date ended March 31, 2024 and March 26, 2023, respectively.

Loyalty Program
We offer a customer loyalty program for customers using the Potbelly Perks application at the point of sale. In January 2024, we enhanced our Potbelly Perks program to provide more reward options and flexibility for members. Under the original program, the customer would earn 10 points for every dollar spent, and the customer would earn a free entrée after earning 1,000 points. Once a customer earned a free entrée, that entrée reward expires after 30 days. Under the enhanced program, Perks members will earn 10 or more coins, the equivalent of points under the legacy program, for every dollar they spend. The number of coins earned per dollar is dependent on each member's annual spend with Potbelly. Coins can be redeemed for a variety of items across the Potbelly menu. The coins expire one year after they are earned. The change in program did not have a material impact on our financial statements.
We defer revenue associated with the estimated selling price of points and coins earned by Potbelly Perks members towards free entrées as they are earned, and a corresponding deferred revenue liability is established in accrued expenses. The deferral is based on the estimated value of the unredeemed points and rewards. The estimated value and the estimated redemption rates are based on a historical data analysis of loyalty reward redemptions. Estimated breakage is recognized in net shop sandwich sales in the consolidated statement of operations. When points and coins are redeemed, we recognize revenue for the redeemed product and reduce accrued expenses.
Contract Liabilities
We record current and noncurrent contract liabilities in accrued expenses and other long-term liabilities, respectively, for initial franchise fees, gift cards, and loyalty programs. We have no other contract liabilities or contract assets recorded.
The opening and closing balances of our current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
Beginning balance as of December 31, 2023	$8,028	$4,397
Ending balance as of March 31, 2024	8,077	5,318
Increase in contract liability	$49	$921
The aggregate value of remaining performance obligations on outstanding contracts was $13.4 million as of March 31, 2024. We expect to recognize revenue related to contract liabilities as follows, which may vary based upon franchise activity as well as gift card and loyalty program redemption patterns:

Years Ending	Amount
2024	$6,097
2025	1,564
2026	915
2027	645
2028	728
Thereafter	3,446
Total revenue recognized	$13,395
For the quarter ended March 31, 2024, the amount of revenue recognized related to the December 31, 2023 liability ending balance was $1.8 million. For the quarter ended March 26, 2023, the amount of revenue recognized related to the December 25, 2022 liability ending balance was $1.3 million. This revenue is related to the recognition of gift card redemptions and upfront franchise fees. For the quarters ended March 31, 2024 and March 26, 2023, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.
Contract Costs
Deferred contract costs, which include sales commissions and market planning costs, totaled $1.0 million and $0.9 million as of March 31, 2024 and December 31, 2023, respectively. Amortization expense for deferred costs was $26.2 thousand and $27.9 thousand for the quarters ended March 31, 2024 and March 26, 2023, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
(4) Fair Value Measurement
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
The following table presents information about our financial assets that were measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	March 31, 2024	December 31, 2023

Assets - Level 1
Money market funds	$—	$6,398
Financial assets measured at fair value on recurring basis	$—	$6,398
The book value of the long-term and short-term debt under the Credit Agreement, which is further discussed in Note 8, was considered to approximate its fair value as of March 31, 2024, as the interest rates are considered in line with current market rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
We assess potential impairments to our long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the quarter ended March 31, 2024, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.2 million for the quarter ended March 31, 2024.
(5) Earnings Per Share
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
The following table summarizes the earnings (loss) per share calculation:

	For the Quarter Ended
	March 31, 2024	March 26, 2023
Net loss attributable to Potbelly Corporation	$(2,767)	$(1,327)
Weighted average common stock outstanding-basic	29,551	28,907
Plus: Effect of potentially dilutive stock-based compensation awards	—	—
Plus: Effect of potential warrant exercise	—	—
Weighted average common shares outstanding-diluted	29,551	28,907
Income per share available to common stockholders-basic	$(0.09)	$(0.05)
Income per share available to common stockholders-diluted	$(0.09)	$(0.05)
Potentially dilutive shares that are considered anti-dilutive:
Shares	1,326	2,831
Warrants	883	—
(6) Income Taxes
The interim tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that occur during the quarter. We regularly assess the need for a valuation allowance related to our deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019, resulting in a non-cash charge to income tax expense of $13.6 million. We continue to maintain a valuation allowance against all of our deferred tax assets as of March 31, 2024. We did not provide for an income tax expense on our pre-tax income for the quarter ended March 31, 2024 and March 26, 2023.
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
(7) Leases
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
Lessee Disclosures
The gains and losses recognized upon lease terminations are recorded in impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations. The right-of use assets, liabilities and gains/losses recognized upon termination of lease contracts were as follows (in thousands, except for number of leases terminated):

	Fiscal Year Ended
	March 31, 2024	March 26, 2023
Leases terminated	1	—
Lease termination fees	$200	—
Right-of-use assets derecognized upon lease termination	$416	—
Lease liabilities derecognized upon lease termination	$506	—
Gain (loss) recognized upon lease termination	$(110)	$—
The weighted average operating lease term and discount rate were as follows:

	March 31, 2024	March 26, 2023
Weighted average remaining lease term (years)	6.07	6.54
Weighted average discount rate	9.28%	8.37%
Certain of our operating lease agreements include variable payments that are passed through by the landlord, such as common area maintenance and real estate taxes, as well as variable payments based on percentage rent for certain of our shops. Pass-through charges and payments based on percentage rent are included within variable lease cost.
The components of lease cost were as follows, which are included in occupancy, general and administrative and franchise support, rent and marketing expense:

	For the Quarter Ended
	March 31, 2024	March 26, 2023
Operating lease cost	$9,838	$9,842
Variable lease cost	3,329	3,446
Short-term lease cost	101	95
Total lease cost	$13,268	$13,383
Supplemental disclosures of cash flow information related to leases were as follows:

	For the Quarter Ended
	March 31, 2024	March 26, 2023
Operating cash flows rent paid for operating lease liabilities	$10,748	$10,698
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$1,182	$2,883
Reduction in operating right-of-use assets due to lease modifications	$(676)	—

Maturities of lease liabilities were as follows as of March 31, 2024:

Operating Leases
Remainder of 2024	$28,264
2025	39,830
2026	35,855
2027	30,235
2028	23,764
2029	17,988
Thereafter	36,488
Total lease payments	212,424
Less: imputed interest	(53,192)
Present value of lease liabilities	$159,232
As of March 31, 2024, we had no significant real estate leases entered into that had not yet commenced.
Lessor Disclosures
We recognized $1.4 million and $0.1 million in franchise rent income during the quarter ended March 31, 2024 and March 26, 2023, respectively, which is included in franchise royalties, fees and rent income in the condensed consolidated statement of operations. We incurred $1.4 million and $0.1 million in expenses during the quarter ended March 31, 2024 and March 26, 2023, respectively associated with these leases, which are included in franchise support, rent and marketing expenses in the condensed consolidated statement of operations from the inception of the related sublease agreements. The components of lease income were as follows (amount in thousands, except number of subleases):

	For the Quarter Ended
	March 31, 2024	March 26, 2023
Number of subleases	33	8

Operating lease income	$1,011	$120
Variable lease income	365	14
Franchise rent income	$1,376	$134
Future expected fixed sublease payments from franchisees to Potbelly were as follows at March 31, 2024:

Operating Leases
Remainder of 2024	$3,086
2025	3,931
2026	3,113
2027	2,095
2028	1,704
Thereafter	3,687
Total sublease payments	$17,616

(8) Debt and Credit Facilities
The components of long-term debt were as follows:

	March 31, 2024	December 31, 2023
Revolving Facility	$5,000	$—
Term Loan	—	22,162
Unamortized debt issuance costs	—	(1,744)
Less: current portion of long-term debt	—	(1,250)
Total long-term debt	$5,000	$19,168
Revolving Facility
On February 7, 2024, Potbelly Sandwich Works, LLC (the “Borrower”) entered into a credit agreement (the “Credit Agreement”) with Wintrust Bank, N.A. as administrative agent (the “Agent”), the other loan parties party thereto and the lenders party thereto. The Credit Agreement provides for a revolving loan facility with an aggregate commitment of $30,000,000 (the “Revolving Facility”, the commitments thereunder, the “Revolving Commitments”). Concurrently with entry into the Credit Agreement, we repaid in full and terminated the obligations and commitments of the lenders under our Term Loan. Proceeds from the Revolving Facility will be used for general corporate and working capital purposes.

The Revolving Commitments expire on February 7, 2027.

Loans under the Credit Agreement will initially bear interest, at our option, at either one-month term secured overnight financing rate ("SOFR") or the base rate plus, in each case, an applicable rate per annum, based upon the Consolidated Adjusted Leverage Ratio (as defined in the Credit Agreement). The applicable rate may vary between 3.75% and 2.75% with respect to borrowings which are based upon the one-month term SOFR and between 2.25% and 1.25% with respect to borrowings which are based upon the base rate. Initially, the applicable rate with respect to one-month term SOFR borrowings is 3.25% and the applicable rate with respect to base rate borrowings is 1.75% until the Agent receives a compliance certificate for the fiscal quarter ending on March 31, 2024.

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
Term Loan
On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “Term Loan Credit Agreement”) with Sagard Holdings Manager LP as administrative agent (the “Administrative Agent”). The Term Loan Credit Agreement provides for a term loan facility with an aggregate commitment of $25 million (the “Term Loan”). Concurrent with entry into the Term Loan Credit Agreement, we repaid in full and terminated the obligations and commitments under our former senior secured credit facility (the “Former Credit Facility”). In connection with entering into the Term Loan Credit Agreement, we paid $2.2 million in debt issuance costs, all of which were capitalized. The remaining proceeds from the Term Loan were used to pay related transaction fees and expenses, and for general corporate purposes.
The Term Loan Credit Agreement was scheduled to mature on February 7, 2028. We were required to make principal payments equal to 1.25% of the initial principal of the Term Loan on the last business day of each fiscal quarter. If not previously paid, any remaining principal balance would be due on the maturity date.
Loans under the Term Loan Credit Agreement bore interest, at the Company’s option, at either the term SOFR plus 9.25% per annum or base rate plus 8.25% per annum.
The Term Loan could be prepaid in agreed-upon minimum principal amounts, subject to prepayment fees equal to (a) if the prepayment occurred on or prior to the one (1) year anniversary of the Closing Date, a customary make-whole amount plus 3.00% of the outstanding principal balance of the Term Loan, (b) if the prepayment occurred after such one (1) year anniversary and prior to the two (2) year anniversary of the Closing Date, 3.00% of the outstanding principal balance of the Term Loan, (c) if the prepayment occurred after such second anniversary of the Closing Date and prior to the three (3) year anniversary of the Closing Date 1.00% of the outstanding principal balance of the Term Loan and (d) thereafter, no prepayment fee.

On February 7, 2024, we repaid in full and terminated the obligations and commitments under the Term Loan Credit Agreement. As a result of repaying and terminating the Term Loan, we recognized a loss on extinguishment of debt of $2.4 million in the quarter ended March 31, 2024.
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
As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022, we subsequently amended the Former Credit Agreement during fiscal years 2020, 2021 and 2022. The Former Credit Agreement provided for a revolving credit facility in a maximum principal amount of $25 million.
On February 7, 2023, we repaid in full and terminated the obligations and commitments under the Former Credit Agreement. Upon termination of the Former Credit Facility, we recognized a loss on extinguishment of debt of $0.2 million in the quarter ended March 26, 2023.
(9) Franchise Growth Acceleration Initiative

The following is a summary of the refranchising activities recorded as a result of the Franchise Growth Acceleration Initiative during the quarter ended March 31, 2024 and March 26, 2023 (amounts in thousands, except number of shops):

	For the Quarter Ended
	March 31, 2024	March 26, 2023
Number of shops sold to franchisees	—	8

Proceeds from sale of company-operated shops	$—	$100
Net assets sold	—	(512)
Goodwill related to the company-operated shops sold to franchisee	—	(21)
Loss on sale of company-operated shops, net	—	(433)

Adjustment to recognize held-for-sale assets at fair value	(30)	(503)
Other expenses (a)	(103)	(13)
Loss on Franchise Growth Acceleration Initiative activities	$(133)	$(949)
______________________________
(a)These costs primarily include professional service fees, repairs and maintenance and travel expenses incurred to execute the refranchise transaction.
All gains and losses recognized on sales of shops and other expenses incurred to execute a refranchising transaction are included in Loss on Franchising Growth Acceleration Initiative activities in the condensed consolidated statement of operations. Development agreement fees received are recorded in the consolidated balance sheets as accrued expenses or other long-term liabilities, and amortized over the term of the franchise agreement once the shops are opened. For the quarter ended March 31, 2024, we did not complete any refranchising transactions.
Assets held-for-sale
As of March 31, 2024, we had assets held-for-sale of $0.2 million, primarily consisting of property and equipment held at one company-operated shop that was subsequently sold on April 8, 2024. Long-lived assets that meet the held-for-sale criteria are reported at the lower of their carrying value or fair value less estimated costs to sell. During the quarter ended March 31, 2024, we recorded an immaterial adjustment to recognize the held-for-sale assets at fair value, which is included in loss on Franchising Growth Acceleration Initiative activities in the condensed consolidated statement of operations. The estimated fair value of the assets held-for-sale is based upon Level 2 inputs, which includes a sales agreement.
(10) Capital Stock
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock ("2018 Repurchase Plan"). The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter ended March 31, 2024, we did not repurchase any shares of our common stock under the stock repurchase program. On May 7, 2024, our Board of Directors authorized a stock repurchase program for up to $20.0 million over three years that replaced the 2018 Repurchase Plan, which was terminated upon execution of the new program. Refer to Note 13 for additional information related to this transaction.
On February 9, 2021, we closed on a Securities Purchase Agreement (the "SPA") for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are currently exercisable until August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. During the quarter ended March 31, 2024, 240,187 warrants were exercised at the exercise price of $5.45 per warrant. As of March 31, 2024, we had 883,402 warrants outstanding that are exercisable through August 12, 2026.

On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the "Shares"), from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of March 31, 2024, we have not sold any shares under the Sales Agreement.
(11) Stock-Based Compensation
Stock options
We have awarded stock options to certain employees including our senior leadership team. The number of options and exercise price of each option is determined by an independent committee designated by our Board of Directors. The options granted are generally exercisable over a 10-year period from the date of the grant. Outstanding options expire on various dates through the year 2028. The range of exercise prices for the outstanding options as of March 31, 2024 is $12.90 and $13.73 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.
A summary of stock option activity for the quarter ended March 31, 2024 is as follows:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term (Years)
Outstanding—December 31, 2023	122	$13.71	$—	1.44
Granted	—	—
Exercised	—	—
Canceled	(64)	14.21
Outstanding—March 31, 2024	58	$13.16	$—	2.62
Exercisable—March 31, 2024	58	13.16	$—	2.62
Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. We did not recognize stock-based compensation expense related to stock options for the quarter ended March 31, 2024 or the quarter ended March 26, 2023. As of March 31, 2024, we had no unrecognized stock-based compensation expense related to stock options. We record stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.
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
A summary of RSU activity for the quarter ended March 31, 2024 is as follows:

RSUs	Number of RSUs	Weighted Average Fair Value per Share
Non-vested as of December 31, 2023	801	$7.18
Granted	53	10.32
Vested	(13)	7.11
Canceled	(15)	7.61
Non-vested as of March 31, 2024	826	$7.37

For the quarter ended March 31, 2024, we recognized stock-based compensation expense related to RSUs of $0.8 million. For the quarter ended March 26, 2023, we recognized stock-based compensation expense related to RSUs of $0.6 million. As of March 31, 2024, unrecognized stock-based compensation expense for RSUs was $3.7 million, which will be recognized through the first quarter of 2027.
Performance stock units
We award performance share units ("PSUs") to certain of our employees. We have PSUs that have certain vesting conditions based upon our stock price and relative stock performance. We also have PSUs that are based solely on stock price.
Because these PSUs are subject to service and market vesting conditions, we determine the fair market value of each grant using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the quarter ended March 31, 2024, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.9 million. For the quarter ended March 26, 2023, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.3 million. As of March 31, 2024, unrecognized stock-based compensation expense for PSUs was $2.5 million, which will be recognized through the second quarter of 2026.
A summary of activity for PSUs with market vesting conditions for the quarter ended March 31, 2024 is as follows:

PSUs	Number of PSUs	Weighted Average Fair Value per Share
Non-vested as of December 31, 2023	513	$9.59
Granted	49	9.61
Vested	(123)	5.93
Canceled	—	—
Non-vested as of March 31, 2024	440	$10.61
(12) Commitments and Contingencies
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
During the quarter ended March 31, 2024, we executed a settlement agreement with a third-party software provider. The settlement resulted in a gain of approximately $1.1 million in our consolidated statement of operations which is included in both Labor and Related Expenses and Other Operating Expenses since the settlement related to costs that had previously been reported in those categories.

(13) Subsequent Events
On April 8, 2024 we executed a multi-unit development agreement which included the refranchising of one shop in Salt Lake City, Utah, which was recorded in assets held-for-sale March 31, 2024. We do not expect this transaction to have a material impact on our financial statements.
On May 7, 2024, our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock at any time during the next three years. This program replaces the 2018 Repurchase Plan described further in Note 10, which was terminated upon execution of the new stock repurchase program. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. Currently, we have not repurchased any shares of our common stock under the new stock repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to our future financial position and results of operations, our ability to grow our brand in new and existing markets, and the implementation and results of strategic initiatives, including our "Traffic-Driven Profitability" Five-Pillar strategic plan. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "strives," "goal," "estimates," "forecasts," "projects" or "anticipates" and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, compliance with covenants in our credit facility; competition; general economic conditions including any impact from inflation; our ability to successfully implement our business strategy; the success of our initiatives to increase sales and traffic, including the success of our franchising initiatives; changes in commodity, energy, labor and other costs; our ability to attract and retain management and employees and adequately staff our restaurants; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
The table below sets forth a rollforward of company-operated and franchise operated activities:

	Company- Operated	Franchise- Operated	Total Company
Shops as of December 25, 2022	384	45	429
Shops opened	—	—	—
Shops closed	(3)	—	(3)
Shops refranchised	(8)	8	—
Shops as of March 26, 2023	373	53	426

Shops as of December 31, 2023	345	79	424
Shops opened	—	3	3
Shops closed	—	—	—
Shops refranchised	—	—	—
Shops as of March 31, 2024	345	82	427
Key Performance Indicators
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how the business is performing are comparable store sales, number of company-operated shop openings, shop-level profit margins, and Adjusted EBITDA.
Company-Operated Comparable Store Sales
Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable company-operated store base to include those shops open for 15 months or longer. As of the quarters ended March 31, 2024 and March 26, 2023, there were 342 and 376 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the comparable store sales calculation, a transaction is defined as an entrée, which includes sandwiches, salads and bowls of soup or mac and cheese. In fiscal years that include a 53rd week, the last week of the fourth quarter and fiscal year is excluded from the year-over-year comparisons so that the time periods are consistent. In fiscal years that follow a 53-week year, the current period sales are compared to the trailing 52-week sales to compare against the most closely comparable weeks from the prior calendar year.
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
Number of Franchise-Operated Shop Openings
The number of franchise-operated shop openings during a particular reporting period may have an impact on our franchise revenue during that period and subsequent periods. For each franchise-operated shop, we collect an initial franchise fee that is recognized as revenue over the term of the franchise agreement, beginning with the shop opening date. We also collect royalties and other fees from the franchisee after their shop opens and they begin generating sales. We enter into development agreements with some franchisees to open a certain number of shops over a specified development schedule, and we expect the number of franchise-operated shop openings to increase as franchisees make progress on their development commitments.

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

Quarter Ended March 31, 2024 Compared to Quarter Ended March 26, 2023
The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the Quarter Ended				Increase (Decrease)	Percent Change
	March 31, 2024	% of Revenues	March 26, 2023	% of Revenues
Revenues
Sandwich shop sales, net	$107,577	96.8	$116,947	98.9	$(9,370)	(8.0)
Franchise royalties, fees and rent income	3,576	3.2	1,323	1.1	2,253	170.3
Total revenues	111,153	100.0	118,270	100.0	(7,117)	(6.0)

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	29,270	27.2	32,620	27.9	(3,350)	(10.3)
Labor and related expenses	32,253	30.0	36,502	31.2	(4,249)	(11.6)
Occupancy expenses	11,714	10.9	13,310	11.4	(1,596)	(12.0)
Other operating expenses	19,829	18.4	20,484	17.5	(655)	(3.2)

(Percentages stated as a percent of total revenues)
Franchise support, rent and marketing expenses	2,537	2.3	591	0.5	1,946	329.3
General and administrative expenses	11,547	10.4	9,969	8.4	1,578	15.8
Depreciation expense	3,011	2.7	2,971	2.5	40	1.3
Pre-opening costs	—	NM	22	NM	(22)	(100.0)
Loss on Franchise Growth Acceleration Initiative activities	133	0.1	949	0.8	(816)	(86.0)
Impairment, loss on disposal of property and equipment and shop closures	741	0.7	1,045	0.9	(304)	(29.1)
Total operating expenses	111,035	99.9	118,463	100.2	(7,428)	(6.3)
Income (loss) from operations	118	0.1	(193)	(0.2)	311	(161.2)

Interest expense, net	364	0.3	667	0.6	(303)	(45.5)
Loss on extinguishment of debt	2,376	2.1	239	0.2	2,137	894.2
Loss before income taxes	(2,622)	(2.4)	(1,099)	(0.9)	(1,523)	138.6
Income tax expense	51	NM	105	NM	(54)	(51.2)
Net loss	(2,673)	(2.4)	(1,204)	(1.0)	(1,469)	122.0
Net income attributable to non-controlling interest	94	NM	123	0.1	(29)	(23.6)
Net loss attributable to Potbelly Corporation	$(2,767)	(2.5)	$(1,327)	(1.1)	$(1,440)	108.5

	For the Quarter Ended
Other Key Performance Indicators	March 31, 2024		March 26, 2023		Increase (Decrease)
Comparable store sales	(0.2)%		22.2%		(22.4)%
Shop-level profit margin(1)	13.5%		12.0%		1.5%
Adjusted EBITDA(1)	$5,680		$5,560		$120
_____________________________________
(1) - Reconciliation below for Non-GAAP measures
"NM" - Amount is not meaningful

Sandwich shop sales, net
Sandwich shop sales, net decreased by $9.4 million, or 8.0%, to $107.6 million during the quarter ended March 31, 2024, from $116.9 million during the quarter ended March 26, 2023, driven by our refranchising of 33 company-operated stores.
Franchise royalties, fees and rental income
Revenue from franchise royalties, fees and rental income increased by $2.3 million, or 170.3%, to $3.6 million during the quarter ended March 31, 2024, from $1.3 million during the quarter ended March 26, 2023, primarily driven by an increase in the number of franchised shops due to refranchise transactions, including rental income from new subleases on certain refranchised shops.
Food, Beverage, and Packaging Costs
Food, beverage, and packaging costs decreased by $3.4 million, or 10.3%, to $29.3 million during the quarter ended March 31, 2024, from $32.6 million during the quarter ended March 26, 2023. This decrease was primarily driven by lower costs of protein and lower costs from refranchised shops over the last 12 months. As a percentage of sandwich shop sales, food, beverage, and packaging costs decreased to 27.2% during the quarter ended March 31, 2024, from 27.9% during the quarter ended March 26, 2023, primarily driven by a decrease in costs, lower inflation and, to a lesser extent, increased menu prices.
Labor and Related Expenses
Labor and related expenses decreased by $4.2 million, or 11.6%, to $32.3 million during the quarter ended March 31, 2024, from $36.5 million for the quarter ended March 26, 2023, primarily driven by shops that were refranchised over the last 12 months and the continued optimization of our hours-based labor guide and other labor-saving initiatives. For the quarter ended March 31, 2024, labor and related expenses also benefited from a settlement payment received from a third-party software provider whose issues related to a service disruption impacted the efficiency of our shop operations in prior quarters. As a percentage of sandwich shop sales, labor and related expenses decreased to 30.0% during the quarter ended March 31, 2024, from 31.2% for the quarter ended March 26, 2023, primarily driven by the previously noted items.
Occupancy Expenses
Occupancy expenses decreased by $1.6 million, or 12.0%, to $11.7 million during the quarter ended March 31, 2024, from $13.3 million during the quarter ended March 26, 2023, primarily due to a decrease in lease expenses as a result of our refranchising efforts. As a percentage of sandwich shop sales, occupancy expenses decreased to 10.9% for the quarter ended March 31, 2024, from 11.4% for the quarter ended March 26, 2023, primarily due to our refranchising efforts noted above.
Other Operating Expenses
Other operating expenses decreased by $0.7 million, or 3.2%, to $19.8 million during the quarter ended March 31, 2024, from $20.5 million during the quarter ended March 26, 2023. The decrease was primarily related to a decrease in controllable expenses, such as food equipment, coupled with a benefit from a settlement payment received from a third-party software provider whose issues related to a service disruption impacted the efficiency of our shop operations in prior quarters. The decrease was partially offset by an increase in marketing and advertising spend and certain items variable with sales, including fees to third-party delivery partners and credit card fees. As a percentage of sandwich shop sales, other operating expenses increased to 18.4% for the quarter ended March 31, 2024, from 17.5% for the quarter ended March 26, 2023, primarily driven by the increase in marketing and advertising spend.
Franchise Support, Rent and Marketing Expenses
Franchise support, rent and marketing expenses increased by $1.9 million, or 329.3%, to $2.5 million during the quarter ended March 31, 2024 compared to $0.6 million during the quarter ended March 26, 2023, driven by an increase in franchise rent expense as a result of the refranchising transactions executed throughout fiscal year 2023 as well as increased marketing and advertising expenses.
General and Administrative Expenses
General and administrative expenses increased by $1.6 million, or 15.8%, to $11.5 million during the quarter ended March 31, 2024, from $10.0 million during the quarter ended March 26, 2023. This increase was primarily driven by an increase in payroll costs due to an increase in employees, and stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 10.4% for the quarter ended March 31, 2024, from 8.4% for the quarter ended March 26, 2023, primarily driven by an increase in corporate headcount to support our growth and development initiatives.
Depreciation Expense
Depreciation expense did not materially change for the quarter ended March 31, 2024 from the quarter ended March 26, 2023. As a percentage of revenues, depreciation was 2.7% during the quarter ended March 31, 2024, which is consistent with the quarter ended March 26, 2023.
Pre-Opening costs
Pre-opening costs did not materially change for the quarter ended March 31, 2024 from the quarter ended March 26, 2023.
Loss on Franchise Growth Acceleration and Initiative activities
Loss on Franchise Growth Acceleration and Initiative activities decreased by $0.8 million, or 86.0%, to $0.1 million for the quarter ended March 31, 2024, from $0.9 million during the quarter ended March 26, 2023 as eight shops were refranchised in the quarter ended March 26, 2023 and none were refranchised in the quarter ended March 31, 2024.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $0.3 million, or 29.1%, to $0.7 million during the quarter ended March 31, 2024, from $1.0 million during the quarter ended March 26, 2023.
During the quarter ended March 31, 2024, we incurred $0.2 million in lease termination fees, which were partially offset with gains on the termination. During the quarter ended March 26, 2023, we did not incur any lease termination fees.
Interest Expense, Net
Net interest expense was $0.4 million during the quarter ended March 31, 2024 compared to $0.7 million during the quarter ended March 26, 2023. The decrease was due to lower interest rates on the Revolving Facility as compared with the Term Loan and lower average borrowings outstanding once the Revolving Facility was executed and the Term Loan was repaid.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $2.4 million, during the quarter ended March 31, 2024 compared to $0.2 million during quarter ended March 26, 2023. The increase was due to an the extinguishment of the Term Loan in the first quarter of 2024, which was subject to a prepayment penalty and required the company to write-off of debt issuance costs originally capitalized when the Term Loan was executed.
Income Tax Expense
We recognized income tax expense of $51 thousand for the quarter ended March 31, 2024 compared to $105 thousand for the quarter ended March 26, 2023.
Non-Controlling Interests
The portion of income attributable to non-controlling interests decreased by $29 thousand for the quarter ended March 31, 2024 compared with the quarter ended March 26, 2023 primarily due to the temporary closure of one of our joint venture shops, which was closed for remodeling during a portion of the first quarter of 2024.

Non-GAAP Financial Measures
Shop-Level Profit Margin
Shop-level profit margin was 13.5% for the quarter ended March 31, 2024, due to the changes discussed above. Shop-level profit margin is not required by, or presented in accordance with U.S. GAAP. We believe shop-level profit margin is important in evaluating shop-level productivity, efficiency and performance.

	For the Quarter Ended
	March 31, 2024	March 26, 2023
	($ in thousands)
Income (loss) from operations [A]	$118	$(193)
Income (loss) from operations margin [A÷B]	0.1%	(0.2)%
Less: Franchise royalties, fees and rental income	3,576	1,323
Franchise support, rent and marketing expenses	2,537	591
General and administrative expenses	11,547	9,969
Depreciation expense	3,011	2,971
Pre-opening costs	—	22
Loss on Franchise Growth Acceleration Initiative activities	133	949
Impairment, loss on disposal of property and equipment and shop closures	741	1,045
Shop-level profit [C]	$14,511	$14,031
Total revenues [B]	$111,153	$118,270
Less: Franchise royalties, fees and rental income	3,576	1,323
Sandwich shop sales, net [D]	$107,577	$116,947
Shop-level profit margin [C÷D]	13.5%	12.0%

Adjusted EBITDA
Adjusted EBITDA was $5.7 million for the quarter ended March 31, 2024 due to the changes discussed above. Adjusted EBITDA is not required by, or presented in accordance with U.S. GAAP. We believe that Adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

	For the Quarter Ended
	March 31, 2024	March 26, 2023
	($ in thousands)
Net loss attributable to Potbelly Corporation	$(2,767)	$(1,327)
Depreciation expense	3,011	2,971
Interest expense	364	667
Income tax expense	51	105
EBITDA	$659	$2,416
Impairment, loss on disposal of property and equipment, and shop closures (a)	741	1,045
Stock-based compensation	1,771	911
Loss on extinguishment of debt	2,376	239
Loss on Franchise Growth Acceleration Initiative activities (b)	133	949
Adjusted EBITDA	$5,680	$5,560
______________________________
(a)This adjustment includes costs related to impairment of long-lived assets, loss on disposal of property and equipment and shop closure expenses.
(b)This adjustment includes costs related to our plan to grow our franchise units domestically through multi-unit shop development area agreements, which may include refranchising certain company-operated shops.

Liquidity and Capital Resources
General
Our ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents, and our Revolving Facility. In the short term, our primary requirements for liquidity and capital are existing shop capital investments, maintenance, lease obligations, working capital and general corporate needs. Our requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, we are able to sell certain inventory items before we need to pay our suppliers for such items. Company-operated shops do not require significant inventories or receivables.
We ended the quarter March 31, 2024 with a cash balance of $13.5 million and total liquidity (cash less restricted cash, plus available cash on Revolving Facility) of $37.7 million compared to a cash balance of $25.6 million and total liquidity of $24.8 million at the end of the previous quarter. We believe that cash from our operations and the cash available to us under the Revolving Facility provide us sufficient liquidity for at least the next twelve months.
Cash Flows
The following table presents summary cash flow information for the periods indicated:

	For the Year to Date Ended
	March 31, 2024	March 26, 2023

Net cash provided by (used in):
Operating activities	$693	(657)
Investing activities	(3,736)	(3,216)
Financing activities	(18,022)	14,599
Net increase (decrease) in cash	$(21,065)	$10,726
Operating Activities
Net cash provided by operating activities increased to $0.7 million for the quarter to date ended March 31, 2024, from cash used in operating activities of $0.7 million for the quarter ended March 26, 2023. The $1.3 million change in operating cash was primarily driven by timing differences in payroll and an increase in income from operations compared to the prior year, which includes the $1.1 million settlement with a third-party software provider.
Investing Activities
Net cash used in investing activities increased to $3.7 million for the quarter to date ended March 31, 2024, from $3.2 million for the quarter to date ended March 26, 2023. The $0.5 million increase in cash outflow was primarily driven by additional capital expenditures which related to ongoing investment in our company-owned shops and digital platforms.
Financing Activities
Net cash used in financing activities decreased to $18.0 million for the quarter to date ended March 31, 2024 compared to net cash provided by financing activities of $14.6 million for the quarter to date ended March 26, 2023. The $32.6 million decrease in financing cash was primarily driven by repayment of the Term Loan compared with the prior year when the company had proceeds from the Term Loan.
Revolving Facility
On February 7, 2024, Potbelly Sandwich Works, LLC (the “Borrower”) entered into a credit agreement (the “Credit Agreement”) with Wintrust Bank, N.A. as administrative agent (the “Agent”), the other loan parties party thereto and the lenders party thereto. The Credit Agreement provides for a revolving loan facility with an aggregate commitment of $30,000,000 (the “Revolving Facility,” and the commitments thereunder, the “Revolving Commitments”). Concurrently with entry into the Credit Agreement, we repaid in full and terminated the obligations and commitments of the lenders under our Term Loan. Proceeds from the Revolving Facility will be used for general corporate and working capital purposes.
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
Term Loan
On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “Term Loan Credit Agreement”) with Sagard Holdings Manager LP as administrative agent (the “Administrative Agent”). The Term Loan Credit Agreement provides for a term loan facility with an aggregate commitment of $25 million (the “Term Loan”). Concurrent with entry into the Term Loan Credit Agreement, we repaid in full and terminated the obligations and commitments under our former senior secured credit facility (the “Former Credit Facility”). In connection with entering into the Term Loan Credit Agreement, we paid $2.2 million in debt issuance costs, all of which were capitalized.. The remaining proceeds from the Term Loan were used to pay related transaction fees and expenses, and for general corporate purposes.
The Term Loan Credit Agreement was scheduled to mature on February 7, 2028. We were required to make principal payments equal to 1.25% of the initial principal of the Term Loan on the last business day of each fiscal quarter. If not previously paid, any remaining principal balance would be due on the maturity date.
Loans under the Term Loan Credit Agreement bore interest, at the Company’s option, at either the term SOFR plus 9.25% per annum or base rate plus 8.25% per annum.
The Term Loan could be prepaid in agreed-upon minimum principal amounts, subject to prepayment fees equal to (a) if the prepayment occurred on or prior to the one (1) year anniversary of the Closing Date, a customary make-whole amount plus 3.00% of the outstanding principal balance of the Term Loan, (b) if the prepayment occurred after such one (1) year anniversary and prior to the two (2) year anniversary of the Closing Date, 3.00% of the outstanding principal balance of the Term Loan, (c) if the prepayment occurred after such second anniversary of the Closing Date and prior to the three (3) year anniversary of the Closing Date 1.00% of the outstanding principal balance of the Term Loan and (d) thereafter, no prepayment fee.

On February 7, 2024, we repaid in full and terminated the obligations and commitments under the Term Loan Credit Agreement. As a result of repaying and terminating the Term Loan, we recognized a loss on extinguishment of debt of $2.4 million in the quarter ended March 31, 2024.
Stock Repurchase Program
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock ("2018 Repurchase Plan"). The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter ended March 31, 2024, we did not repurchase any shares of our common stock under the stock repurchase program.
On May 1, 2024, our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock at any time during the next three years. This program replaces the 2018 Repurchase Plan, which was terminated upon execution of the new stock repurchase program. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. Currently, we have not repurchased any shares of our common stock under the new stock repurchase program.
Securities Purchase Agreement
On February 9, 2021, we closed on a Securities Purchase Agreement (the "SPA") for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are currently exercisable until August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. During the quarter ended March 31, 2024, 240,187 warrants were exercised. For the quarter to date ended March 31, 2024, 240,187 warrants were exercised at the exercise price of $5.45 per warrant. As of March 31, 2024, we had 883,402 warrants outstanding that are exercisable through August 12, 2026.
Equity Offering Program
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the "Shares"), from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of March 31, 2024, we have not sold any shares under the Sales Agreement.
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

New and Revised Financial Accounting Standards
See Note 1 to the Consolidated Financial Statements for a description of recently issued Financial Accounting Standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our exposures to market risk have not changed materially since December 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is contained in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to our Risk Factors as previously reported.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the quarter to date ended March 31, 2024 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
January 1, 2024 - January 28, 2024	27	$11.80		$37,982
January 29, 2024 - February 25, 2024	24	$12.79		$37,982
February 26, 2024 - March 31, 2024	3	$12.92		$37,982
Total number of shares purchased:	54		—
(1)Represents shares of our common stock surrendered by employees to satisfy withholding obligations resulting from the vesting of equity awards.
(2)On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act or in privately negotiated transactions). No time limit has been set for the completion of the repurchase program and the program may be suspended or discontinued at any time. We do not have plans to repurchase any common stock under our stock repurchase program at this time. See Note 10 for further information regarding our stock repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2024, no director or officer of Potbelly adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

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

POTBELLY CORPORATION

Date: May 8, 2024	By:	/s/ Steven W. Cirulis
Steven W. Cirulis
Chief Financial Officer
(Principal Financial Officer)