Form 10-Q
period 2024-06-30
POTBELLY CORP
filed 2024-08-08
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2024, the registrant had 29,945,387 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Potbelly Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value data, unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$8,322	$33,788
Accounts receivable, net of allowances of $20 and $26 as of June 30, 2024 and December 31, 2023, respectively	8,973	7,960
Inventories	3,353	3,516
Prepaid expenses and other current assets	7,445	7,828
Total current assets	28,093	53,092

Property and equipment, net	46,730	45,087
Right-of-use assets for operating leases	137,199	144,390
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,053	2,056
Restricted cash	749	749
Deferred tax assets	30,976	—
Deferred expenses, net and other assets	5,406	3,681
Total assets	$254,610	$252,460

Liabilities and equity
Current liabilities
Accounts payable	$9,216	$9,927
Accrued expenses	30,149	35,377
Short-term operating lease liabilities	23,539	24,525
Current portion of long-term debt	—	1,250
Total current liabilities	62,904	71,078

Long-term debt, net of current portion	4,000	19,168
Long-term operating lease liabilities	133,222	142,050
Other long-term liabilities	6,782	6,070
Total liabilities	206,908	238,367

Commitments and contingencies (Note 12)

Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 29,944 and 29,364 shares as of June 30, 2024 and December 31, 2023, respectively	397	389
Warrants	1,745	2,219
Additional paid-in-capital	467,550	462,583
Treasury stock, held at cost, 10,354 and 10,077 shares as of June 30, 2024, and December 31, 2023, respectively	(119,538)	(116,701)
Accumulated deficit	(301,852)	(333,797)
Total stockholders’ equity	48,302	14,693
Non-controlling interest	(600)	(600)
Total equity	47,702	14,093

Total liabilities and equity	$254,610	$252,460
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data, unaudited)

	For the Quarter Ended		For the Year to Date Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Revenues
Sandwich shop sales, net	$115,536	$124,709	$223,113	$241,656
Franchise royalties, fees and rent income	4,161	1,914	7,737	3,237
Total revenues	119,697	126,623	230,850	244,893

Expenses
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	31,306	34,903	60,576	67,523
Labor and related expenses	32,313	37,866	64,566	74,368
Occupancy expenses	12,543	13,083	24,257	26,393
Other operating expenses	21,264	20,925	41,093	41,409
Franchise support, rent and marketing expenses	3,001	1,215	5,538	1,806
General and administrative expenses	11,866	11,695	23,413	21,664
Depreciation expense	3,016	2,887	6,027	5,857
Pre-opening costs	96	33	96	55
Loss on Franchise Growth Acceleration Initiative activities	28	14	161	963
Impairment, loss on disposal of property and equipment and shop closures	145	658	886	1,703
Total operating expenses	115,578	123,279	226,613	241,741
Income from operations	4,119	3,344	4,237	3,152

Interest expense, net	181	1,011	545	1,678
Loss on extinguishment of debt	—	—	2,376	239
Income before income taxes	3,938	2,333	1,316	1,235
Income tax expense (benefit)	(30,982)	(48)	(30,931)	57
Net income	34,920	2,381	32,247	1,178
Net income attributable to non-controlling interest	208	165	302	288
Net income attributable to Potbelly Corporation	$34,712	$2,216	$31,945	$890

Net income per common share attributable to common stockholders:
Basic	$1.16	$0.08	$1.07	$0.03
Diluted	$1.13	$0.07	$1.04	$0.03
Weighted average shares outstanding:
Basic	29,926	29,199	29,903	29,053
Diluted	30,714	30,088	30,842	29,776

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Equity
(amounts and shares in thousands, unaudited)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 25, 2022	28,819	$384	$(115,388)	$2,566	$455,831	$(338,916)	$(204)	$4,273
Net income (loss)	—	—	—	—	—	(1,327)	123	(1,204)
Shares issued under equity compensation plan	70	1	(337)	—	(1)	—	—	(337)
Proceeds from exercise of warrants	159	1	—	(313)	1,177	—	—	865
Distributions to non-controlling interest	—	—	—	—	—	—	(152)	(152)
Stock-based compensation expense	—	—	—	—	911	—	—	911
Balance at March 26, 2023	29,048	$386	$(115,725)	$2,253	$457,918	$(340,243)	$(233)	$4,356
Net income	—	—	—	—	—	2,216	165	2,381
Shares issued under equity compensation plan	243	3	(772)	—	(2)	—	—	(771)
Proceeds from exercise of warrants	18	—	—	(34)	130	—	—	96
Distributions to non-controlling interest	—	—	—	—	—	—	(166)	(166)
Stock-based compensation expense	—	—	—	—	1,305	—	—	1,305
Balance at June 25, 2023	29,309	$389	$(116,497)	$2,219	$459,351	$(338,027)	$(234)	$7,201

Balance at December 31, 2023	29,364	$389	$(116,701)	$2,219	$462,583	$(333,797)	$(600)	$14,093
Net income (loss)	—	—	—	—	—	(2,767)	94	(2,673)
Shares issued under equity compensation plan	81	3	(665)	—	(3)	—	—	(665)
Proceeds from exercise of warrants	240	2	—	(474)	1,781	—	—	1,309
Distributions to non-controlling interest	—	—	—	—	—	—	(179)	(179)
Stock-based compensation expense	—	—	—	—	1,771	—	—	1,771
Balance at March 31, 2024	29,685	$394	$(117,366)	$1,745	$466,132	$(336,564)	$(685)	$13,656
Net income	—	—	—	—	—	34,712	208	34,920
Shares issued under equity compensation plan	345	3	(1,469)	—	(3)	—	—	(1,469)
Distributions to non-controlling interest	—	—	—	—	—	—	(123)	(123)
Stock-based compensation expense	—	—	—	—	1,421	—	—	1,421
Repurchases of common stock	(86)	—	(703)	—	—	—	—	(703)
Balance at June 30, 2024	29,944	$397	$(119,538)	$1,745	$467,550	$(301,852)	$(600)	$47,702
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in thousands, unaudited)

	For the Year to Date Ended
	June 30, 2024	June 25, 2023
Cash flows from operating activities:
Net income	$32,247	$1,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,027	5,857
Noncash lease expense	12,568	12,386
Deferred income tax	(31,251)	(81)
Stock-based compensation expense	3,192	2,216
Asset impairment, loss on disposal of property and equipment and shop closures	463	1,061
Loss on Franchise Growth Acceleration Initiative activities	162	936
Loss on extinguishment of debt	2,376	224
Other operating activities	130	209
Changes in operating assets and liabilities:
Accounts receivable, net	(1,035)	(1,862)
Inventories	169	281
Prepaid expenses and other assets	(900)	(240)
Accounts payable	(522)	(1,222)
Operating lease liabilities	(14,540)	(13,707)
Accrued expenses and other liabilities	(5,236)	4,786
Net cash provided by operating activities:	3,850	12,022

Cash flows from investing activities:
Purchases of property and equipment	(8,687)	(7,281)
Proceeds from sale of refranchised shops and other assets	227	1,362
Net cash used in investing activities:	(8,460)	(5,919)

Cash flows from financing activities:
Borrowings under Revolving Facility	7,000	—
Borrowings under Term Loan	—	25,000
Borrowings under Former Credit Facility	—	14,600
Repayments under Revolving Facility	(3,000)	—
Repayments under Term Loan	(22,827)	—
Repayments under Former Credit Facility	—	(23,150)
Payment of debt issuance costs	(623)	(2,204)
Proceeds from exercise of warrants	1,309	961
Employee taxes on certain stock-based payment arrangements	(1,710)	(976)
Distributions to non-controlling interest	(302)	(318)
Principal payments made for Term Loan	—	(625)
Treasury Stock repurchase	(703)	—
Net cash (used in) provided by financing activities:	(20,856)	13,288

Net (decrease) increase in cash and cash equivalents and restricted cash	(25,466)	19,391
Cash and cash equivalents and restricted cash at beginning of period	34,537	15,619
Cash and cash equivalents and restricted cash at end of period	$9,071	$35,010

Supplemental cash flow information:
Income taxes paid	$553	$245
Interest paid	$493	$1,446

Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$803	$1,035
Unpaid liability for employee taxes on certain stock-based payment arrangements	$424	$149
See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)
(Dollars and shares in thousands, except per share amounts or where noted)
(1) Organization and Other Matters
Business
Potbelly Corporation, a Delaware corporation, together with its subsidiaries (collectively referred to as the "Company," "Potbelly," "we," "us" or "our"), owns and operates 345 company-operated shops in the United States as of June 30, 2024. Additionally, Potbelly franchisees operate 84 shops domestically.
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
Fiscal Year
We use a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2024 consists of 52 weeks and fiscal year 2023 consisted of 53 weeks. The year to date periods ended June 30, 2024 and June 25, 2023 each consisted of 26 weeks.
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
In December 2023, the FASB issued guidance to enhance transparency of income tax disclosures. The updated guidance requires additional disclosures on income tax rate reconciliation and income taxes paid, among other things. We will adopt the accounting guidance in our Annual Report on Form 10-K for the year ended December 28, 2025. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
2) Restricted Cash
As of June 30, 2024, we had restricted cash related to funds held in a money market account as collateral for letters of credit to certain lease agreements.
The reconciliation of cash and cash equivalents and restricted cash presented in the condensed consolidated balance sheets to the total amount shown in our condensed consolidated statements of cash flows is as follows:

	June 30, 2024	December 31, 2023

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$8,322	$33,788
Restricted cash, noncurrent	749	749
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$9,071	$34,537
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
For the quarter and year to date ended June 30, 2024, revenue recognized from all revenue sources on point in time sales was $119.1 million and $229.7 million, respectively, and revenue recognized from sales over time was $0.6 million and $1.1 million, respectively. For the quarter and year to date ended June 25, 2023, revenue recognized from all revenue sources on point in time sales was $125.8 million and $243.7 million, respectively, and revenue recognized from sales over time was $0.8 million and $1.2 million, respectively.
Franchise Royalties and Fees
We earn an initial franchise fee, a franchise development agreement fee and ongoing royalty fees and support fees under our franchise agreements. Initial franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. As such, these franchise fees are recognized over the contractual term of the franchise agreement. We record a contract liability for the unearned portion of the initial franchise fees. Franchise development agreement fees represent the exclusivity rights for a geographical area paid by a third party to develop Potbelly shops for a certain period of time. Franchise development agreement fee payments received by us are recorded in the condensed consolidated balance sheets as accrued expenses or other long-term liabilities, and amortized over the term of the franchise agreement once the shops are opened. These franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. Royalty fees and Brand Fund contributions are based on a percentage of sales and are recorded as revenue as they are earned and become receivable from the franchisee. Other support fees, which primarily include fees for software and technology, are recorded as revenue as the fees are earned and the service is provided to the franchise. Revenue from support fees are recognized gross of the related expenses since we are the principal in the arrangement to provide those services.
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
We recognized gift card breakage income of $0.2 million and $0.5 million for the quarter and year to date ended June 30, 2024, respectively. For the quarter and year to date ended June 25, 2023, we recognized gift card breakage income of $0.2 million and $0.4 million, respectively.

Loyalty Program
We offer a customer loyalty program for customers using the Potbelly Perks application at the point of sale. In January 2024, we enhanced our Potbelly Perks program to provide more reward options and flexibility for members. Under the original program, the customer would earn 10 points for every dollar spent, and the customer would earn a free entrée after earning 1,000 points. Once a customer earned a free entrée, that entrée reward expires after 30 days. Under the enhanced program, Potbelly Perks members will earn 10 or more coins, the equivalent of points under the legacy program, for every dollar they spend. The number of coins earned per dollar is dependent on each member's annual spend with Potbelly. Coins can be redeemed for a variety of items across the Potbelly menu. The coins expire one year after they are earned. The change in program did not have a material impact on our financial statements.
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
The opening and closing balances of our current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
Beginning balance as of December 31, 2023	$8,028	$4,397
Ending balance as of June 30, 2024	8,229	5,701
Increase in contract liability	$201	$1,304
The aggregate value of remaining performance obligations on outstanding contracts was $13.9 million as of June 30, 2024. We expect to recognize revenue related to contract liabilities as follows, which may vary based upon franchise activity as well as gift card and loyalty program redemption patterns:

Years Ending	Amount
2024	$5,752
2025	2,231
2026	869
2027	605
2028	683
Thereafter	3,789
Total revenue recognized	$13,929
For the quarter and year to date ended June 30, 2024, the amount of revenue recognized related to the December 31, 2023 liability ending balance was $1.9 million and $4.3 million, respectively. For the quarter and year to date ended June 25, 2023, the amount of revenue recognized related to the December 25, 2022 liability ending balance was $0.6 million and $2.0 million, respectively. This revenue is related to the recognition of gift card redemptions and upfront franchise fees. For the quarters ended June 30, 2024 and June 25, 2023, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.
Contract Costs
Deferred contract costs, which include sales commissions and market planning costs, totaled $1.1 million and $0.9 million as of June 30, 2024 and December 31, 2023, respectively. For the quarter and year to date ended June 30, 2024, amortization expense for deferred costs was $42 thousand and $68 thousand, respectively. For the quarter and year to date ended June 25, 2023, amortization expense for deferred costs was $9 thousand and $36 thousand, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
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
The following table presents information about our financial assets that were measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	June 30, 2024	December 31, 2023

Assets - Level 1
Money market funds	$—	$6,398
Financial assets measured at fair value on recurring basis	$—	$6,398
The book value of the long-term and short-term debt under the Credit Agreement, which is further discussed in Note 8, was considered to approximate its fair value as of June 30, 2024, as the interest rates are considered in line with current market rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
We assess potential impairments to our long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the quarter and year to date ended June 30, 2024, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded impairment charges of $0.4 million and $0.6 million for the quarter and year to date ended June 30, 2024, respectively.
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
The following table summarizes the earnings per share calculation:

	For the Quarter Ended		For the Year to Date Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net income attributable to Potbelly Corporation	$34,712	$2,216	$31,945	$890
Weighted average common stock outstanding-basic	29,926	29,199	29,903	29,053
Plus: Effect of potentially dilutive stock-based compensation awards	425	467	499	360
Plus: Effect of potential warrant exercise	363	422	440	363
Weighted average common shares outstanding-diluted	30,714	30,088	30,842	29,776
Income per share available to common stockholders-basic	$1.16	$0.08	$1.07	$0.03
Income per share available to common stockholders-diluted	$1.13	$0.07	$1.04	$0.03
Potentially dilutive shares that are considered anti-dilutive:
Shares	457	433	223	633
(6) Income Taxes
The interim tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that occur during the quarter. We regularly assess the need for a valuation allowance related to our deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more likely than not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019, and until the quarter ended June 30, 2024, we have continued to maintain a full valuation allowance because it was been deemed more likely than not that the deferred tax assets would not be realized.
As of the quarter ended June 30, 2024, based on all available positive and negative evidence, including taxable income generated in recent periods and forecasts of taxable income in future periods, we concluded that it was more likely than not that we will be able to utilize our U.S. federal and state deferred tax assets, except for a portion related to certain states where the allowable carryforward period is expected to limit our ability to fully utilize them. As a result of this, we released the valuation allowance for all of our U.S. federal deferred tax assets and a portion of our state deferred tax assets during the quarter ended June 30, 2024, resulting in an income tax benefit of $31.3 million. In determining the amount of deferred tax assets that are more likely than not to be realized, we evaluated the potential to realize the assets through future taxable income and the reversal of existing taxable temporary differences. Based on this analysis, we retained a valuation allowance of $0.1 million as of June 30, 2024.
(7) Leases
We determine if an arrangement is a lease at inception of the arrangement. We lease retail shops, warehouse and office space under operating leases. Our leases generally have terms of ten years and most include options to extend the leases for additional five-year periods. For leases with renewal periods at our option, we determine the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease. In addition, we lease certain properties from third parties that we sublease to franchisees. We remain primarily liable to the landlord for the performance of all obligations in the event that the sublessee does not perform its obligations under the lease. All of our subleases are classified as operating leases with fixed and variable income.

Lessee Disclosures
The gains and losses recognized upon lease terminations are recorded in impairment, loss on disposal of property and equipment and shop closures in the condensed consolidated statement of operations. The right-of use assets, liabilities and gains/losses recognized upon termination of lease contracts were as follows (in thousands, except for number of leases terminated):

	For the Year to Date Ended
	June 30, 2024	June 25, 2023
Leases terminated	1	—
Lease termination fees	$200	—
Right-of-use assets derecognized upon lease termination	$416	—
Lease liabilities derecognized upon lease termination	$506	—
Loss recognized upon lease termination	$(110)	$—
The weighted average operating lease term and discount rate were as follows:

	June 30, 2024	June 25, 2023
Weighted average remaining lease term (years)	6.25	6.35
Weighted average discount rate	9.79%	8.44%
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
The components of lease cost were as follows, which are included in occupancy, general and administrative and franchise support, rent and marketing expense:

	For the Quarter Ended		For the Year to Date Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Operating lease cost	$9,635	$9,982	$19,473	20,175
Variable lease cost	4,241	3,824	$7,570	7,364
Short-term lease cost	71	62	$172	157
Total lease cost	$13,947	$13,868	$27,215	27,696
Supplemental disclosures of cash flow information related to leases were as follows:

	For the Quarter Ended		For the Year to Date Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Operating cash flows rent paid for operating lease liabilities	$11,086	$10,508	$21,834	$21,206
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$8,178	$1,368	$9,360	$4,252
Reduction in operating right-of-use assets due to lease modifications	$2,331	$859	$3,007	$859

Maturities of lease liabilities were as follows as of June 30, 2024:

Operating Leases
Remainder of 2024	$17,748
2025	40,586
2026	36,713
2027	31,076
2028	24,486
2029	19,024
Thereafter	46,536
Total lease payments	216,169
Less: imputed interest	(59,408)
Present value of lease liabilities	$156,761
As of June 30, 2024, we had no significant real estate leases entered into that had not yet commenced.
Lessor Disclosures
The components of lease income were as follows (amount in thousands, except number of subleases):

	For the Quarter Ended		For the Year to Date Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Number of subleases	34	8	34	8

Operating lease income	$949	$480	$1,960	$600
Variable lease income	449	25	814	38
Franchise rent income (a)	$1,398	$505	$2,774	$638
______________________________
(a)Amounts included in franchise royalties, fees and rent income in the condensed consolidated statement of operations.

We incurred $1.4 million and $2.8 million in expenses during the quarter and year to date ended June 30, 2024, respectively, associated with these leases, which are included in franchise support, rent and marketing expenses in the condensed consolidated statement of operations from the inception of the related sublease agreements. We incurred $0.6 million and $0.7 million in expenses during the quarter and year to date ended June 25, 2023, respectively, associated with these leases.
Future expected fixed sublease payments from franchisees to Potbelly were as follows at June 30, 2024:

Operating Leases
Remainder of 2024	$2,049
2025	4,006
2026	3,104
2027	2,094
2028	1,703
Thereafter	3,881
Total sublease payments	$16,837

(8) Debt and Credit Facilities
The components of long-term debt were as follows:

	June 30, 2024	December 31, 2023
Revolving Facility	$4,000	$—
Term Loan	—	22,162
Unamortized debt issuance costs	—	(1,744)
Less: current portion of long-term debt	—	(1,250)
Total long-term debt	$4,000	$19,168
Revolving Facility
On February 7, 2024, Potbelly Sandwich Works, LLC entered into a credit agreement (the “Credit Agreement”) with Wintrust Bank, N.A., as administrative agent (the “Agent”), the other loan parties party thereto and the lenders party thereto. The Credit Agreement provides for a revolving loan facility with an aggregate commitment of $30 million (the “Revolving Facility”, the commitments thereunder, the “Revolving Commitments”). Concurrently with entry into the Credit Agreement, we repaid in full and terminated the obligations and commitments of the lenders under a term loan facility described in more detail below. Proceeds from the Revolving Facility will be used for general corporate and working capital purposes.
The Revolving Commitments expire on February 7, 2027.
Loans under the Credit Agreement will initially bear interest, at our option, at either one-month term secured overnight financing rate ("SOFR") or the base rate plus, in each case, an applicable rate per annum, based upon the Consolidated Adjusted Leverage Ratio (as defined in the Credit Agreement). The applicable rate may vary between 3.75% and 2.75% with respect to borrowings which are based upon the one-month term SOFR and between 2.25% and 1.25% with respect to borrowings which are based upon the base rate. The applicable rate with respect to one-month term SOFR borrowings is 3.25% and the applicable rate with respect to base rate borrowings is 1.75%, based upon ratios calculated in the most recent compliance certificate for the fiscal quarter ending on March 31, 2024.
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
Since the execution of the Credit Agreement, we have been in compliance with all terms and covenants.
Term Loan
On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “Term Loan Credit Agreement”) with Sagard Holdings Manager LP as administrative agent. The Term Loan Credit Agreement provides for a term loan facility with an aggregate commitment of $25 million (the “Term Loan”). Concurrent with entry into the Term Loan Credit Agreement, we repaid in full and terminated the obligations and commitments under our former senior secured credit facility (the “Former Credit Facility”). In connection with entering into the Term Loan Credit Agreement, we paid

$2.2 million in debt issuance costs, all of which were capitalized. The remaining proceeds from the Term Loan were used to pay related transaction fees and expenses, and for general corporate purposes.
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
On February 7, 2024, we repaid in full and terminated the obligations and commitments under the Term Loan Credit Agreement. As a result of repaying and terminating the Term Loan, we recognized a loss on extinguishment of debt of $2.4 million for the year to date ended June 30, 2024.
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
As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022, we subsequently amended the Former Credit Agreement during fiscal years 2020, 2021 and 2022. The Former Credit Agreement provided for a revolving credit facility in a maximum principal amount of $25 million following these amendments.
On February 7, 2023, we repaid in full and terminated the obligations and commitments under the Former Credit Agreement. Upon termination of the Former Credit Facility, we recognized a loss on extinguishment of debt of $0.2 million for the year to date ended June 25, 2023.
(9) Franchise Growth Acceleration Initiative

The following is a summary of the refranchising activities recorded as a result of the Franchise Growth Acceleration Initiative during the quarter and year to date ended June 30, 2024 and June 25, 2023 (amounts in thousands, except number of shops):

	For the Quarter Ended		For the Year to Date Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Number of shops sold to franchisees	1	—	1	8

Proceeds from sale of company-operated shops	$167	$—	$167	$100
Net assets sold	(188)	—	(188)	(512)
Goodwill related to the company-operated shops sold to franchisee	(3)	—	(3)	(21)
Loss on sale of company-operated shops, net	(24)	—	(24)	(433)

Adjustment to recognize held-for-sale assets at fair value	—	—	(30)	(503)
Other expenses (a)	(4)	(14)	(107)	(27)
Loss on Franchise Growth Acceleration Initiative activities	$(28)	$(14)	(161)	$(963)
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
(10) Capital Stock
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock ("2018 Repurchase Program"). For the quarter and year to date ended June 30, 2024, we did not repurchase any shares of our common stock under the 2018 Repurchase Program. The 2018 Repurchase Program was terminated on May 7, 2024.
On May 7, 2024, our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock at any time during the next three years ("2024 Repurchase Program"). This program replaces the 2018 Repurchase Program, which was terminated upon execution of the 2024 Repurchase Program. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter and year to date ended June 30, 2024, we repurchased 86,445 shares of our common stock under the 2024 Repurchase Program for an aggregate of $0.7 million, including cost and commission, in open market transactions. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.
On February 9, 2021, we closed on a Securities Purchase Agreement (the "SPA") for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of $1.0 million. The warrants are currently exercisable until August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. No warrants were exercised for the quarter ended June 30, 2024. For year to date ended June 30, 2024, 240,187 warrants were exercised at the exercise price of $5.45 per warrant. During the quarter and year to date ended June 25, 2023, 17,505 and 176,272 warrants were exercised at the exercise price of $5.45 per warrant. As of June 30, 2024 and June 25, 2023, we had 883,402 and 1,123,589 warrants outstanding, respectively, that are exercisable through August 12, 2026.

On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the "Shares"), from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of June 30, 2024, we have not sold any Shares under the Sales Agreement.
(11) Stock-Based Compensation
Stock options
We have awarded stock options to certain employees including our senior leadership team. The number of options and exercise price of each option is determined by an independent committee designated by our Board of Directors. The options granted are generally exercisable over a 10-year period from the date of the grant. Outstanding options expire on various dates through the year 2028. The range of exercise prices for the outstanding options as of June 30, 2024 is $12.90 and $13.73 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.
A summary of stock option activity for the year to date ended June 30, 2024 is as follows:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term (Years)
Outstanding—December 31, 2023	122	$13.71	$—	1.44
Granted	—	—
Exercised	—	—
Canceled	(64)	14.21
Outstanding—June 30, 2024	58	$13.16	$—	2.36
Exercisable—June 30, 2024	58	$13.16	$—	2.36
Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. We did not recognize stock-based compensation expense related to stock options for the quarter and year to date ended June 30, 2024 or the quarter and year to date ended June 25, 2023. As of June 30, 2024, we had no unrecognized stock-based compensation expense related to stock options. We record stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.
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
A summary of RSU activity for the quarter ended June 30, 2024 is as follows:

RSUs	Number of RSUs	Weighted Average Fair Value per Share
Non-vested as of December 31, 2023	801	$7.18
Granted	409	10.09
Vested	(378)	7.45
Canceled	(23)	8.02
Non-vested as of June 30, 2024	809	$8.50

For the quarter and year to date ended June 30, 2024, we recognized stock-based compensation expense related to RSUs of $1.1 million and $1.9 million, respectively. For the quarter and year to date ended June 25, 2023, we recognized stock-based compensation expense related to RSUs of $1.0 million and $1.6 million, respectively. As of June 30, 2024, unrecognized stock-based compensation expense for RSUs was $6.1 million, which will be recognized through the second quarter of 2027.
Performance stock units
We award performance stock units ("PSUs") to certain of our employees. We have PSUs that have certain vesting conditions based upon our stock price and relative stock performance.
Because these PSUs are subject to service and market vesting conditions, we determine the fair market value of each grant using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the quarter and year to date ended June 30, 2024, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.4 million and $1.3 million, respectively. For the quarter and year to date ended June 25, 2023, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.3 million and $0.6 million, respectively. As of June 30, 2024, unrecognized stock-based compensation expense for PSUs was $4.2 million, which will be recognized through the second quarter of 2027.
A summary of activity for PSUs with market vesting conditions for the year to date ended June 30, 2024 is as follows:

PSUs	Number of PSUs	Weighted Average Fair Value per Share
Non-vested as of December 31, 2023	513	$9.59
Granted	212	12.08
Vested	(232)	7.11
Canceled	—	—
Non-vested as of June 30, 2024	493	$11.83
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
In June 2024, a putative class action lawsuit was filed in Washington state against us relating to the Washington Equal Pay and Opportunities Act. We cannot currently estimate the potential loss or range of loss that may result from this action.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to our future financial position and results of operations, our ability to grow our brand in new and existing markets, the sufficiency of our liquidity and the implementation and results of strategic initiatives, including our "Traffic-Driven Profitability" Five-Pillar strategic plan. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "strives," "goal," "estimates," "forecasts," "projects" or "anticipates" and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, compliance with covenants in our credit facility; competition; general economic conditions including any impact from inflation; our ability to successfully implement our business strategy; the success of our initiatives to increase sales and traffic, including the success of our franchising initiatives; changes in commodity, energy, labor and other costs; our ability to attract and retain management and employees and adequately staff our restaurants; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
•Craveable-Quality Food at a Great Value
•People Creating Good Vibes
•Customer Experiences that Drive Traffic Growth
•Digitally-Driven Awareness, Connection and Traffic
•Franchise-Focused Development
Our shop model is designed to generate, and has generated, strong cash flow, attractive shop-level financial results and high returns on investment. We operate our shops successfully in a wide range of geographic markets, population densities and real estate settings. We aim to generate average shop-level profit margins, a non-GAAP measure, which range from the mid to high teens. Our ability to achieve such margins and returns depends on a number of factors, including consumer behaviors, the economy, and labor and commodity costs. For example, if we were to face increasing labor and commodity costs, we have the ability to partially offset such impacts by increasing menu prices. Although there is no guarantee that we will be able to maintain these returns, we believe our attractive shop economics support our ability to profitably grow our brand in new and existing markets.
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
The table below sets forth a roll-forward of company-operated and franchise operated activities:

	Company- Operated	Franchise- Operated	Total Company
Shops as of December 25, 2022	384	45	429
Shops opened	—	2	2
Shops closed	(4)	—	(4)
Shops refranchised	(8)	8	—
Shops as of June 25, 2023	372	55	427

Shops as of December 31, 2023	345	79	424
Shops opened	2	5	7
Shops closed	(1)	(1)	(2)
Shops refranchised	(1)	1	—
Shops as of June 30, 2024	345	84	429
Key Performance Indicators
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how the business is performing are comparable store sales, number of company-operated shop openings, shop-level profit margins, and Adjusted EBITDA.
Company-Operated Comparable Store Sales
Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable company-operated store base to include those shops open for 15 months or longer. As of the quarters ended June 30, 2024 and June 25, 2023, there were 342 and 369 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in number of transactions and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the comparable store sales calculation, a transaction is defined as the purchase of an entrée, which includes sandwiches, salads and bowls of soup or mac and cheese. In fiscal years that include a 53rd week, the last week of the fourth quarter and fiscal year is excluded from the year-over-year comparisons so that the time periods are consistent. In fiscal years that follow a 53-week year, the current period sales are compared to the trailing 52-week sales to compare against the most closely comparable weeks from the prior calendar year.
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

Quarter Ended June 30, 2024 Compared to Quarter Ended June 25, 2023
The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the Quarter Ended				Increase (Decrease)	Percent Change
	June 30, 2024	% of Revenues	June 25, 2023	% of Revenues
Revenues
Sandwich shop sales, net	$115,536	96.5	$124,709	98.5	$(9,173)	(7.4)
Franchise royalties, fees and rent income	4,161	3.5	1,914	1.5	2,247	117.4
Total revenues	119,697	100.0	126,623	100.0	(6,926)	(5.5)

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	31,306	27.1	34,903	28.0	(3,597)	(10.3)
Labor and related expenses	32,313	28.0	37,866	30.4	(5,553)	(14.7)
Occupancy expenses	12,543	10.9	13,083	10.5	(540)	(4.1)
Other operating expenses	21,264	18.4	20,925	16.8	339	1.6

(Percentages stated as a percent of total revenues)
Franchise support, rent and marketing expenses	3,001	2.5	1,215	1.0	1,786	147.0
General and administrative expenses	11,866	9.9	11,695	9.2	171	1.5
Depreciation expense	3,016	2.5	2,887	2.3	129	4.5
Pre-opening costs	96	NM	33	NM	63	191.3
Loss on Franchise Growth Acceleration Initiative activities	28	NM	14	NM	14	98.1
Impairment, loss on disposal of property and equipment and shop closures	145	0.1	658	0.5	(513)	(78.0)
Total operating expenses	115,578	96.6	123,279	97.4	(7,701)	(6.2)
Income from operations	4,119	3.4	3,344	2.6	775	23.2

Interest expense, net	181	0.2	1,011	0.8	(830)	(82.1)
Income before income taxes	3,938	3.3	2,333	1.8	1,605	68.8
Income tax expense (benefit)	(30,982)	(25.9)	(48)	NM	(30,934)	NM
Net income	34,920	29.2	2,381	1.9	32,539	1366.6
Net income attributable to non-controlling interest	208	0.2	165	0.1	43	26.0
Net income attributable to Potbelly Corporation	$34,712	29.0	$2,216	1.8	$32,496	1466.4

	For the Quarter Ended
Other Key Performance Indicators	June 30, 2024		June 25, 2023		Increase (Decrease)
Comparable store sales	0.4%		12.9%		(12.5)%
Shop-level profit margin(1)	15.7%		14.4%		1.3%
Adjusted EBITDA(1)	$8,521		$8,043		$478
_____________________________________
(1) - Reconciliation below for Non-GAAP measures
"NM" - Amount is not meaningful

Sandwich shop sales, net
Sandwich shop sales, net decreased by $9.2 million, or 7.4%, to $115.5 million during the quarter ended June 30, 2024, from $124.7 million during the quarter ended June 25, 2023, driven by our refranchising of 26 company-operated shops since Q1 2023.
Franchise royalties, fees and rental income
Revenue from franchise royalties, fees and rental income increased by $2.2 million, or 117.4%, to $4.2 million during the quarter ended June 30, 2024, from $1.9 million during the quarter ended June 25, 2023, primarily driven by an increase in the number of franchised shops due to refranchise transactions, including rental income from new subleases on certain refranchised shops and to a lesser extent new franchise operated shop openings.
Food, Beverage, and Packaging Costs
Food, beverage, and packaging costs decreased by $3.6 million, or 10.3%, to $31.3 million during the quarter ended June 30, 2024, from $34.9 million during the quarter ended June 25, 2023. This decrease was primarily driven by lower costs from refranchised shops over the last 12 months. As a percentage of sandwich shop sales, food, beverage, and packaging costs decreased to 27.1% during the quarter ended June 30, 2024, from 28.0% during the quarter ended June 25, 2023, primarily driven by a decrease in costs, lower inflation and, to a lesser extent, increased menu prices.
Labor and Related Expenses
Labor and related expenses decreased by $5.6 million, or 14.7%, to $32.3 million during the quarter ended June 30, 2024, from $37.9 million for the quarter ended June 25, 2023, primarily driven by shops that were refranchised over the last 12 months, a decrease in incentive compensation and the continued optimization of our hours-based labor guide and other labor-saving initiatives. As a percentage of sandwich shop sales, labor and related expenses decreased to 28.0% during the quarter ended June 30, 2024, from 30.4% for the quarter ended June 25, 2023, primarily driven by the previously noted items.
Occupancy Expenses
Occupancy expenses decreased by $0.5 million, or 4.1%, to $12.5 million during the quarter ended June 30, 2024, from $13.1 million during the quarter ended June 25, 2023, primarily due to a decrease in lease expenses as a result of our refranchising efforts, partially offset by increases in common area maintenance and variable rent. As a percentage of sandwich shop sales, occupancy expenses increased to 10.9% for the quarter ended June 30, 2024, from 10.5% for the quarter ended June 25, 2023, primarily due to an increase in variable charges.
Other Operating Expenses
Other operating expenses increased by $0.3 million, or 1.6%, to $21.3 million during the quarter ended June 30, 2024, from $20.9 million during the quarter ended June 25, 2023. The increase was primarily related to an increase in marketing and advertising spend and utilities. The increase was partially offset by a decrease in controllable expenses, such as food equipment, and certain items variable with sales, including credit card fees. As a percentage of sandwich shop sales, other operating expenses increased to 18.4% for the quarter ended June 30, 2024, from 16.8% for the quarter ended June 25, 2023, primarily driven by the increase in marketing and advertising spend and an increase in utilities.
Franchise Support, Rent and Marketing Expenses
Franchise support, rent and marketing expenses increased by $1.8 million, or 147.0%, to $3.0 million during the quarter ended June 30, 2024 compared to $1.2 million during the quarter ended June 25, 2023, driven by an increase in franchise rent expense and support expense as a result of the refranchising efforts of company-operated shops, as well as increased marketing and advertising expenses.
General and Administrative Expenses
General and administrative expenses increased by $0.2 million, or 1.5%, to $11.9 million during the quarter ended June 30, 2024, from $11.7 million during the quarter ended June 25, 2023.
Depreciation Expense
Depreciation expense increased by $0.1 million for the quarter ended June 30, 2024 from the quarter ended June 25, 2023.

Pre-Opening costs
Pre-opening costs did not materially change for the quarter ended June 30, 2024 from the quarter ended June 25, 2023.
Loss on Franchise Growth Acceleration and Initiative activities
Loss on Franchise Growth Acceleration and Initiative activities did not materially change for the quarter ended June 30, 2024 from the quarter ended June 25, 2023.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $0.5 million, or 78.0%, to $0.1 million during the quarter ended June 30, 2024, from $0.7 million during the quarter ended June 25, 2023.
After performing a periodic review of our shops during the quarter ended June 30, 2024, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded an impairment charge of $0.4 million for quarter ended June 30, 2024. We recorded an impairment charge of $0.1 million for the quarter ended June 25, 2023
During the quarter ended June 30, 2024 and June 25, 2023, we did not incur any lease termination fees. During the quarter ended June 30, 2024 we incurred a gain on shop closure of $0.2 million.
Interest Expense, Net
Net interest expense was $0.2 million during the quarter ended June 30, 2024 compared to $1.0 million during the quarter ended June 25, 2023. The decrease was due to lower interest rates on the Revolving Facility as compared with the Term Loan and lower average borrowings outstanding on the Revolving Facility.
Income Tax Expense (Benefit)
We recognized an income tax benefit of $31.0 million for the quarter ended June 30, 2024 compared to income tax expense of $48 thousand for the quarter ended June 25, 2023. This change was primarily due to a $31.3 million valuation allowance release as we concluded that it was more likely than not that we will be able to utilize our U.S. federal and state deferred tax assets.
Non-Controlling Interests
The portion of income attributable to non-controlling interests increased by $43 thousand for the quarter ended June 30, 2024 compared with the quarter ended June 25, 2023, primarily due to the increase in net income at shops owned through various joint ventures.

Year to Date Ended June 30, 2024 Compared to Year to Date Ended June 25, 2023
The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands):

	For the Year to Date Ended					Increase (Decrease)	Percent Change
	June 30, 2024	% of Revenues		June 25, 2023	% of Revenues
Revenues
Sandwich shop sales, net	$223,113	96.6%	%	$241,656	98.7%	$(18,543)	(7.7)%
Franchise royalties, fees and rent income	7,737	3.4		3,237	1.3	4,500	139.0%
Total revenues	230,850	100.0		244,893	100.0	(14,043)	(5.7)%

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	60,576	27.2		67,523	27.9	(6,947)	(10.3)%
Labor and related expenses	64,566	28.9		74,368	30.8	(9,802)	(13.2)%
Occupancy expenses	24,257	10.9		26,393	10.9	(2,136)	(8.1)%
Other operating expenses	41,093	18.4		41,409	17.1	(316)	(0.8)%

(Percentages stated as a percent of total revenues)
Franchise support, rent and marketing expenses	5,538	2.4		1,806	0.7	3,732	206.7%
General and administrative expenses	23,413	10.1		21,664	8.8	1,749	8.1%
Depreciation expense	6,027	2.6		5,857	2.4	170	2.9%
Pre-opening costs	96	NM		55	NM	41	74.8%
Loss on Franchise Growth Acceleration Initiative activities	161	NM		963	0.4	(802)	(83.3)%
Impairment, loss on disposal of property and equipment and shop closures	886	0.4		1,703	0.7	(817)	(48.0)%
Total expenses	226,613	98.2		241,741	98.7	(15,128)	(6.3)%
Income from operations	4,237	1.8		3,152	NM	1,085	NM

Interest expense, net	545	0.2		1,678	0.7	(1,133)	(67.5)%
Loss on extinguishment of debt	2,376	NM		239	NM	2,137	894.2%
Income before income taxes	1,316	0.6		1,235	0.5	81	6.6%
Income tax expense (benefit)	(30,931)	(13.4)		57	NM	(30,988)	NM
Net income	32,247	14.0		1,178	0.5	31,069	2637.5%
Net income attributable to non-controlling interest	302	0.1		288	0.1	14	4.8%
Net income attributable to Potbelly Corporation	$31,945	13.9%		$890	0.4%	$31,055	3489.4%

	For the Year to Date Ended
Other Key Performance Indicators	June 30, 2024			June 25, 2023		Increase (Decrease)
Comparable store sales	0.1%			17.2%		(17.1)%
Shop-level profit margin(1)	14.6%			13.2%		1.4%
Adjusted EBITDA(1)	$14,201			$13,603		$598
_____________________________________
(1) - Reconciliation below for Non-GAAP measures
"NM" - Amount is not meaningful

Sandwich shop sales, net
Sandwich shop sales, net decreased by $18.5 million, or 7.7%, to $223.1 million during the year to date ended June 30, 2024, from $241.7 million during the year to date ended June 25, 2023, driven by refranchising of 34 company-operated shops since the beginning of 2023.
Franchise royalties, fees and rental income
Revenue from franchise royalties, fees and rental income increased by $4.5 million, or 139.0%, to $7.7 million during the year to date ended June 30, 2024, from $3.2 million during the year to date ended June 25, 2023, primarily driven by an increase in the number of franchised shops due to refranchise transactions, including rental income from new subleases on certain refranchised shops and to a lesser extent new franchise openings.
Food, Beverage, and Packaging Costs
Food, beverage, and packaging costs decreased by $6.9 million, or 10.3%, to $60.6 million during the year to date ended June 30, 2024, from $67.5 million during the year to date ended June 25, 2023. This decrease was primarily driven by lower costs from refranchised shops over the last 12 months, partially offset by an increase in certain food costs. As a percentage of sandwich shop sales, food, beverage, and packaging costs decreased to 27.2% during the year to date ended June 30, 2024, from 27.9% during the year to date ended June 25, 2023, primarily driven by a decrease in costs, lower inflation and, to a lesser extent, increased menu prices.
Labor and Related Expenses
Labor and related expenses decreased by $9.8 million, or 13.2%, to $64.6 million during the year to date ended June 30, 2024, from $74.4 million for the year to date ended June 25, 2023, primarily driven by shops that were refranchised over the last 12 months, a decrease in incentive compensation and the continued optimization of our hours-based labor guide and other labor-saving initiatives. Labor and related expenses also benefited from a settlement payment received from a third-party software provider whose issues related to a service disruption impacted the efficiency of our shop operations in prior quarters. As a percentage of sandwich shop sales, labor and related expenses decreased to 28.9% during the year to date ended June 30, 2024, from 30.8% for the year to date ended June 25, 2023, primarily driven by the previously noted items.
Occupancy Expenses
Occupancy expenses decreased by $2.1 million, or 8.1%, to $24.3 million during the year to date ended June 30, 2024, from $26.4 million during the year to date ended June 25, 2023, primarily due to our refranchising efforts. As a percentage of sandwich shop sales, occupancy expenses were 10.9% for the year to date ended June 30, 2024, consistent with the year to date ended June 25, 2023.
Other Operating Expenses
Other operating expenses decreased by $0.3 million, or 0.8%, to $41.1 million during the year to date ended June 30, 2024, from $41.4 million during the year to date ended June 25, 2023. The decrease was primarily related to a benefit from a settlement payment received from a third-party software provider whose issues related to a service disruption impacted the efficiency of our shop operations in prior quarters, controllable expenses, such as food equipment and certain items variable with sales, including credit card fees. This decrease was partially offset by increases in marketing and advertising spend. As a percentage of sandwich shop sales, other operating expenses increased to 18.4% for the year to date ended June 30, 2024, from 17.1% for the year to date ended June 25, 2023, primarily driven by an increase in marketing and advertising spend and increases in fees from certain items variable with sales, including credit card and third party delivery fees
Franchise Support, Rent and Marketing Expenses
Franchise support, rent and marketing expenses increased by $3.7 million, or 206.7%, to $5.5 million during the year to date ended June 30, 2024 compared to $1.8 million during the year to date ended June 25, 2023, driven by an increase in franchise rent expense and support expense as a result of the refranchising efforts of company-owned shops.

General and Administrative Expenses
General and administrative expenses increased by $1.7 million, or 8.1%, to $23.4 million during the year to date ended June 30, 2024, from $21.7 million during the year to date ended June 25, 2023. This increase was primarily driven by an increase in payroll costs and stock compensation expense. The increase is partially offset by a decrease in incentive compensation.
Depreciation Expense
Depreciation expense increased by $0.2 million, or 2.9%, to $6.0 million during year to date ended June 30, 2024, from $5.9 million during the year to date ended June 25, 2023.
Pre-Opening costs
Pre-opening costs did not materially change for the year to date ended June 30, 2024 from the year to date ended June 25, 2023.
Loss on Franchise Growth Acceleration and Initiative activities
Loss on Franchise Growth Acceleration and Initiative activities decreased by $0.8 million, or 83.3%, to $0.2 million for the year to date ended June 30, 2024, from $1.0 million during the year to date ended June 25, 2023. The decrease was primarily related to the difference in book value compared to purchase price of the refranchised assets during the year to date ended June 30, 2024 compared to year to date ended June 25, 2023.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $0.8 million, or 48.0%, to $0.9 million during the year to date ended June 30, 2024, from $1.7 million during the year to date ended June 25, 2023.
During the year to date ended June 30, 2024, we did not incur any loss on disposal of assets. During the year to date ended June 25, 2023 we incurred a $0.3 million loss on disposal of assets
During the year to date ended June 30, 2024, we incurred shop closure and lease exit cost expense of $0.3 million, compared to $0.6 million during the year to date ended June 25, 2023.
During the year to date ended June 30, 2024, we incurred $0.2 million in lease termination fees, which were partially offset with gains on the termination. During the year to date ended June 25, 2023 we did not incur any lease termination fees.
Interest Expense, Net
Net interest expense was $0.5 million during the year to date ended June 30, 2024 compared to $1.7 million during the year to date ended June 25, 2023, as a result of lower interest rates on the Revolving Facility as compared with the Term Loan and lower average borrowings outstanding on the Revolving Facility.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $2.4 million during the year to date ended June 30, 2024, compared to $0.2 million during the year to date ended June 25, 2023. The increase was due to the extinguishment of the Term Loan in the first quarter of 2024, which was subject to a prepayment penalty and required the company to write-off of debt issuance costs originally capitalized when the Term Loan was executed.
Income Tax Expense (Benefit)
We recognized an income tax benefit of $30.9 million for the year to date ended June 30, 2024, compared to expense of $0.1 million for the year to date ended June 25, 2023. This change was primarily due to a $31.3 million valuation allowance release as we concluded that it was more likely than not that we will be able to utilize our U.S. federal and state deferred tax assets.
Non-Controlling Interests
The portion of income attributable to non-controlling interests did not materially change for the year to date ended June 30, 2024 from the year to date ended June 25, 2023

Non-GAAP Financial Measures
Shop-Level Profit Margin
Shop-level profit margin was 15.7% for the quarter ended June 30, 2024 compared to 14.4% for the quarter ended June 25, 2023. Shop-level profit margin is not required by, or presented in accordance with U.S. GAAP. We believe shop-level profit margin is important in evaluating shop-level productivity, efficiency and performance.

	For the Quarter Ended		For the Year to Date Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
	($ in thousands)		($ in thousands)
Income from operations [A]	$4,119	$3,344	$4,237	$3,152
Income from operations margin [A÷B]	3.4%	2.6%	1.8%	1.3%
Less: Franchise royalties, fees and rental income	4,161	1,914	7,737	3,237
Franchise support, rent and marketing expenses	3,001	1,215	5,538	1,806
General and administrative expenses	11,866	11,695	23,413	21,664
Depreciation expense	3,016	2,887	6,027	5,857
Pre-opening costs	96	33	96	55
Loss on Franchise Growth Acceleration Initiative activities	28	14	161	963
Impairment, loss on disposal of property and equipment and shop closures	145	658	886	1,703
Shop-level profit [C]	$18,110	$17,932	$32,621	$31,963
Total revenues [B]	$119,697	$126,623	$230,850	$244,893
Less: Franchise royalties, fees and rental income	4,161	1,914	7,737	3,237
Sandwich shop sales, net [D]	$115,536	$124,709	$223,113	$241,656
Shop-level profit margin [C÷D]	15.7%	14.4%	14.6%	13.2%

Adjusted EBITDA
Adjusted EBITDA was $8.5 million for the quarter ended June 30, 2024 compared to $8.0 million for the quarter ended June 25, 2023. Adjusted EBITDA is not required by, or presented in accordance with U.S. GAAP. We believe that Adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

	For the Quarter Ended		For the Year to Date Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
	($ in thousands)		($ in thousands)
Net income attributable to Potbelly Corporation	$34,712	$2,216	$31,945	$890
Depreciation expense	3,016	2,887	6,027	5,857
Interest expense	181	1,011	545	1,678
Income tax expense	(30,982)	(48)	(30,931)	57
EBITDA	$6,927	$6,066	$7,586	$8,482
Impairment, loss on disposal of property and equipment, and shop closures (a)	145	658	886	1,703
Stock-based compensation	1,421	1,305	3,192	2,216
Loss on extinguishment of debt	—	—	2,376	239
Loss on Franchise Growth Acceleration Initiative activities (b)	28	14	161	963
Adjusted EBITDA	$8,521	$8,043	$14,201	$13,603
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
We ended the quarter June 30, 2024 with a cash balance of $9.1 million and total liquidity (cash less restricted cash, plus available cash on Revolving Facility) of $34.3 million, compared to a cash balance of $35.0 million and total liquidity (cash less restricted cash) of $34.3 million at the end of quarter June 25, 2023. We believe that cash from our operations and the cash available to us under the Revolving Facility provide us sufficient liquidity for at least the next twelve months.
Cash Flows
The following table presents summary cash flow information for the periods indicated:

	For the Year to Date Ended
	June 30, 2024	June 25, 2023

Net cash provided by (used in):
Operating activities	$3,850	12,022
Investing activities	(8,460)	(5,919)
Financing activities	(20,856)	13,288
Net (decrease) increase in cash	$(25,466)	$19,391
Operating Activities
Net cash provided by operating activities decreased to $3.9 million for the year to date ended June 30, 2024, from cash provided in operating activities of $12.0 million for the year to date ended June 25, 2023. The $8.2 million change in operating cash was primarily driven by higher incentive payments made in 2024 compared to the prior year and working capital changes, primarily within accrued expenses.
Investing Activities
Net cash used in investing activities increased to $8.5 million for the year to date ended June 30, 2024, from $5.9 million for the year to date ended June 25, 2023. The $2.5 million increase in cash outflow was driven by additional capital expenditures which related to ongoing investment in our company-owned shops and digital platforms as well as a reduction in cash received for refranchised shops.
Financing Activities
Net cash used in financing activities decreased to $20.9 million for the year to date ended June 30, 2024 compared to net cash provided by financing activities of $13.3 million for the year to date ended June 25, 2023. The $34.2 million decrease in financing cash was primarily driven by repayment of the Term Loan compared with the prior year when the company had proceeds from the Term Loan.
Revolving Facility
On February 7, 2024, Potbelly Sandwich Works, LLC entered into a credit agreement (the “Credit Agreement”) with Wintrust Bank, N.A., as administrative agent (the “Agent”), the other loan parties party thereto and the lenders party thereto. The Credit Agreement provides for a revolving loan facility with an aggregate commitment of $30 million (the “Revolving Facility”, the commitments thereunder, the “Revolving Commitments”). Concurrently with entry into the Credit Agreement, we repaid in full and terminated the obligations and commitments of the lenders under a term loan facility described in more detail below. Proceeds from the Revolving Facility will be used for general corporate and working capital purposes.
The Revolving Commitments expire on February 7, 2027.
Loans under the Credit Agreement will initially bear interest, at our option, at either one-month term secured overnight financing rate ("SOFR") or the base rate plus, in each case, an applicable rate per annum, based upon the Consolidated Adjusted Leverage Ratio (as defined in the Credit Agreement). The applicable rate may vary between 3.75% and 2.75% with respect to borrowings which are based upon the one-month term SOFR and between 2.25% and 1.25% with respect to borrowings which are based upon the base rate. The applicable rate with respect to one-month term SOFR borrowings is 3.25% and the applicable rate with respect to base rate borrowings is 1.75%, based upon ratios calculated in the most recent compliance certificate for the fiscal quarter ending on March 31, 2024.
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
Since the execution of the Credit Agreement, we have been in compliance with all terms and covenants.
Term Loan
On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “Term Loan Credit Agreement”) with Sagard Holdings Manager LP as administrative agent. The Term Loan Credit Agreement provides for a term loan facility with an aggregate commitment of $25 million (the “Term Loan”). Concurrent with entry into the Term Loan Credit Agreement, we repaid in full and terminated the obligations and commitments under our former senior secured credit facility (the “Former Credit Facility”). In connection with entering into the Term Loan Credit Agreement, we paid $2.2 million in debt issuance costs, all of which were capitalized. The remaining proceeds from the Term Loan were used to pay related transaction fees and expenses, and for general corporate purposes.
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

On February 7, 2024, we repaid in full and terminated the obligations and commitments under the Term Loan Credit Agreement. As a result of repaying and terminating the Term Loan, we recognized a loss on extinguishment of debt of $2.4 million for the year to date ended June 30, 2024.
Stock Repurchase Program
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock ("2018 Repurchase Program"). For the quarter and year to date ended June 30, 2024, we did not repurchase any shares of our common stock under the 2018 Repurchase Program. The 2018 Repurchase Program was terminated on May 7, 2024.
On May 7, 2024, our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock at any time during the next three years ("2024 Repurchase Program"). This program replaces the 2018 Repurchase Program, which was terminated upon execution of the 2024 Repurchase Program. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter and year to date ended June 30, 2024, we repurchased 86,445 shares of our common stock under the 2024 Repurchase Program for an aggregate of $0.7 million, including cost and commission, in open market transactions. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.
Securities Purchase Agreement
On February 9, 2021, we closed on a Securities Purchase Agreement (the "SPA") for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are currently exercisable until August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. No warrants were exercised for the quarter ended June 30, 2024. For year to date ended June 30, 2024, 240,187 warrants were exercised at the exercise price of $5.45 per warrant. As of June 30, 2024, we had 883,402 warrants outstanding that are exercisable through August 12, 2026.
Equity Offering Program
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the "Shares"), from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of June 30, 2024, we have not sold any Shares under the Sales Agreement.
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

New and Revised Financial Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements for a description of recently issued Financial Accounting Standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our exposures to market risks have not changed materially since December 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the quarter to date ended June 30, 2024 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
April 1, 2024 - April 28, 2024	131	$10.82	—	$37,982
April 29, 2024 - May 26, 2024	30	$8.94	28	$19,753
May 27, 2024 - June 30, 2024	63	$7.71	58	$19,304
Total number of shares purchased:	224		86
(1)Represents shares of our common stock (i) surrendered by employees to satisfy withholding obligations resulting from the vesting of equity awards and (ii) repurchased pursuant to the 2024 Repurchase Program.
(2)On May 7, 2024, we announced that our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock. This program replaced the outstanding stock repurchase program from May 8, 2018. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. No time limit has been set for the completion of the repurchase program and the program may be suspended or discontinued at any time. See Note 10 to the Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2024, no director or officer of Potbelly adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

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

POTBELLY CORPORATION

Date: August 8, 2024	By:	/s/ Steven W. Cirulis
Steven W. Cirulis
Chief Financial Officer
(Principal Financial Officer)