Form 10-Q
period 2024-09-29
POTBELLY CORP
filed 2024-11-07
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2024, the registrant had 29,937,090 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Potbelly Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value data, unaudited)

	September 29, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$11,200	$33,788
Accounts receivable, net of allowances of $33 and $26 as of September 29, 2024 and December 31, 2023, respectively	10,045	7,960
Inventories	3,511	3,516
Prepaid expenses and other current assets	7,081	7,828
Total current assets	31,837	53,092

Property and equipment, net	48,490	45,087
Right-of-use assets for operating leases	135,007	144,390
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,053	2,056
Restricted cash	749	749
Deferred tax assets	31,201	—
Deferred expenses, net and other assets	5,908	3,681
Total assets	$258,649	$252,460

Liabilities and equity
Current liabilities
Accounts payable	$8,255	$9,927
Accrued expenses	33,664	35,377
Short-term operating lease liabilities	23,494	24,525
Current portion of long-term debt	—	1,250
Total current liabilities	65,413	71,078

Long-term debt, net of current portion	3,000	19,168
Long-term operating lease liabilities	130,441	142,050
Other long-term liabilities	7,269	6,070
Total liabilities	206,123	238,367

Commitments and contingencies (Note 12)

Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 29,935 and 29,364 shares as of September 29, 2024 and December 31, 2023, respectively	398	389
Warrants	1,745	2,219
Additional paid-in-capital	468,685	462,583
Treasury stock, held at cost, 10,392 and 10,077 shares as of September 29, 2024, and December 31, 2023, respectively	(119,839)	(116,701)
Accumulated deficit	(298,117)	(333,797)
Total stockholders’ equity	52,872	14,693
Non-controlling interest	(346)	(600)
Total equity	52,526	14,093

Total liabilities and equity	$258,649	$252,460
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data, unaudited)

	For the Quarter Ended		For the Year to Date Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Revenues
Sandwich shop sales, net	$110,769	$118,340	$333,882	$359,995
Franchise royalties, fees and rent income	4,351	2,428	12,088	5,665
Total revenues	115,120	120,768	345,970	365,660

Expenses
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	29,469	32,901	90,045	100,424
Labor and related expenses	32,274	34,188	96,840	108,556
Occupancy expenses	11,803	12,653	36,060	39,046
Other operating expenses	20,255	21,277	61,348	62,686
Franchise support, rent and marketing expenses	2,795	1,553	8,333	3,359
General and administrative expenses	10,597	11,894	34,010	33,558
Depreciation expense	3,236	3,044	9,263	8,902
Pre-opening costs	55	59	151	114
Loss on Franchise Growth Acceleration Initiative activities	—	110	161	1,073
Impairment, loss on disposal of property and equipment and shop closures	384	458	1,270	2,161
Total operating expenses	110,868	118,137	337,481	359,879
Income from operations	4,252	2,631	8,489	5,781

Interest expense, net	162	853	707	2,531
Loss on extinguishment of debt	—	—	2,376	239
Income before income taxes	4,090	1,778	5,406	3,011
Income tax expense (benefit)	11	129	(30,920)	186
Net income	4,079	1,649	36,326	2,825
Net income attributable to non-controlling interest	344	154	646	442
Net income attributable to Potbelly Corporation	$3,735	$1,495	$35,680	$2,383

Net income per common share attributable to common stockholders:
Basic	$0.12	$0.05	$1.20	$0.08
Diluted	$0.12	$0.05	$1.16	$0.08
Weighted average shares outstanding:
Basic	29,939	29,324	29,805	29,143
Diluted	30,380	30,028	30,654	29,915

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Equity
(amounts and shares in thousands, unaudited)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 25, 2022	28,819	$384	$(115,388)	$2,566	$455,831	$(338,916)	$(204)	$4,273
Net income (loss)	—	—	—	—	—	(1,327)	123	(1,204)
Shares issued under equity compensation plan	70	1	(337)	—	(1)	—	—	(337)
Proceeds from exercise of warrants	159	1	—	(313)	1,177	—	—	865
Distributions to non-controlling interest	—	—	—	—	—	—	(152)	(152)
Stock-based compensation expense	—	—	—	—	911	—	—	911
Balance at March 26, 2023	29,048	$386	$(115,725)	$2,253	$457,918	$(340,243)	$(233)	$4,356
Net income	—	—	—	—	—	2,216	165	2,381
Shares issued under equity compensation plan	243	3	(772)	—	(2)	—	—	(771)
Proceeds from exercise of warrants	18	—	—	(34)	130	—	—	96
Distributions to non-controlling interest	—	—	—	—	—	—	(166)	(166)
Stock-based compensation expense	—	—	—	—	1,305	—	—	1,305
Balance at June 25, 2023	29,309	$389	$(116,497)	$2,219	$459,351	$(338,027)	$(234)	$7,201
Net income	—	—	—	—	—	1,495	154	1,649
Shares issued under equity compensation plan	41	—	(141)	—	—	—	—	(141)
Distributions to non-controlling interest	—	—	—	—	—	—	(242)	(242)
Stock-based compensation expense	—	—	—	—	1,192	—	—	1,192
Balance at September 24, 2023	29,350	$389	$(116,638)	$2,219	$460,543	$(336,532)	$(322)	$9,659

Balance at December 31, 2023	29,364	$389	$(116,701)	$2,219	$462,583	$(333,797)	$(600)	$14,093
Net income (loss)	—	—	—	—	—	(2,767)	94	(2,673)
Shares issued under equity compensation plan	81	3	(665)	—	(3)	—	—	(665)
Proceeds from exercise of warrants	240	2	—	(474)	1,781	—	—	1,309
Distributions to non-controlling interest	—	—	—	—	—	—	(179)	(179)
Stock-based compensation expense	—	—	—	—	1,771	—	—	1,771
Balance at March 31, 2024	29,685	$394	$(117,366)	$1,745	$466,132	$(336,564)	$(685)	$13,656
Net income	—	—	—	—	—	34,712	208	34,920
Shares issued under equity compensation plan	345	3	(1,469)	—	(3)	—	—	(1,469)
Distributions to non-controlling interest	—	—	—	—	—	—	(123)	(123)
Stock-based compensation expense	—	—	—	—	1,421	—	—	1,421
Repurchases of common stock	(86)	—	(703)	—	—	—	—	(703)
Balance at June 30, 2024	29,944	$397	$(119,538)	$1,745	$467,550	$(301,852)	$(600)	$47,702
Net income	—	—	—	—	—	3,735	344	4,079
Shares issued under equity compensation plan	20	1	(67)	—	(1)	—	—	(67)
Distributions to non-controlling interest	—	—	—	—	—	—	(393)	(393)
Contributions from non-controlling interest	—	—	—	—	—	—	303	303
Stock-based compensation expense	—	—	—	—	1,136	—	—	1,136
Repurchases of common stock	(29)	—	(234)	—	—	—	—	(234)
Balance at September 29, 2024	29,935	$398	$(119,839)	$1,745	$468,685	$(298,117)	$(346)	$52,526
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in thousands, unaudited)

	For the Year to Date Ended
	September 29, 2024	September 24, 2023
Cash flows from operating activities:
Net income	$36,326	$2,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,263	8,902
Noncash lease expense	18,632	18,890
Deferred income tax	(31,476)	(82)
Stock-based compensation expense	4,327	3,408
Asset impairment, loss on disposal of property and equipment and shop closures	759	824
Loss on Franchise Growth Acceleration Initiative activities	161	1,030
Loss on extinguishment of debt	2,376	224
Other operating activities	182	331
Changes in operating assets and liabilities:
Accounts receivable, net	(2,107)	(1,499)
Inventories	12	227
Prepaid expenses and other assets	(753)	(934)
Accounts payable	(2,312)	(2,019)
Operating lease liabilities	(21,234)	(20,473)
Accrued expenses and other liabilities	(1,096)	2,847
Net cash provided by operating activities:	13,060	14,501

Cash flows from investing activities:
Purchases of property and equipment	(13,017)	(12,252)
Proceeds from sale of refranchised shops and other assets	227	1,362
Other investing activities	(210)	—
Net cash used in investing activities:	(13,000)	(10,890)

Cash flows from financing activities:
Borrowings under Revolving Facility	9,000	—
Borrowings under Term Loan	—	25,000
Borrowings under Former Credit Facility	—	14,600
Repayments under Revolving Facility	(6,000)	—
Repayments under Term Loan	(22,827)	—
Repayments under Former Credit Facility	—	(23,150)
Payment of debt issuance costs	(623)	(2,204)
Proceeds from exercise of warrants	1,309	961
Employee taxes on certain stock-based payment arrangements	(2,178)	(1,251)
Contributions from non-controlling interest	303	—
Distributions to non-controlling interest	(695)	(560)
Principal payments made for Term Loan	—	(938)
Treasury Stock repurchase	(937)	—
Net cash (used in) provided by financing activities:	(22,648)	12,458

Net change in cash and cash equivalents and restricted cash	(22,588)	16,069
Cash and cash equivalents and restricted cash at beginning of period	34,537	15,619
Cash and cash equivalents and restricted cash at end of period	$11,949	$31,688

Supplemental cash flow information:
Income taxes paid	$727	$428
Interest paid	$569	$2,349

Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$1,632	$859
Unpaid liability for employee taxes on certain stock-based payment arrangements	$40	$38
See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)
(Dollars and shares in thousands, except per share amounts or where noted)
(1) Organization and Other Matters
Business
Potbelly Corporation, a Delaware corporation, together with its subsidiaries (collectively referred to as the "Company," "Potbelly," "we," "us" or "our"), owns and operates 345 company-operated shops in the United States as of September 29, 2024. Additionally, Potbelly franchisees operate 90 shops domestically.
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
Fiscal Year
We use a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal year 2024 consists of 52 weeks and fiscal year 2023 consisted of 53 weeks. The year to date periods ended September 29, 2024 and September 24, 2023 each consisted of 39 weeks.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through additional disclosures on segment expenses. We will adopt ASU 2023-07 in our Annual Report on Form 10-K for the year ending December 29, 2024. We do not anticipate the updated standard will have a material impact on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 enhances transparency of income tax disclosures by requiring additional disclosures on income tax rate reconciliation and income taxes paid, among other things. We will adopt ASU 2023-09 in our Annual Report on Form 10-K for the year ending December 28, 2025. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03 "Disaggregation of Incomes Statement Expenses". ASU 2024-03 serves to improve the disclosures about a public business entity's expenses by requiring more detailed information about the types of expenses in commonly presented expense captions We will adopt ASU 2024-03 in our Annual Report on Form 10-K for the year ending December 26, 2027. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures .
(2) Restricted Cash
As of September 29, 2024, we had restricted cash related to funds held in a money market account as collateral for letters of credit to certain lease agreements.
The reconciliation of cash and cash equivalents and restricted cash presented in the condensed consolidated balance sheets to the total amount shown in our condensed consolidated statements of cash flows is as follows:

	September 29, 2024	December 31, 2023

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$11,200	$33,788
Restricted cash, noncurrent	749	749
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$11,949	$34,537
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
For the quarter and year to date ended September 29, 2024, revenue recognized from all revenue sources on point in time sales was $114.1 million and $343.8 million, respectively, and revenue recognized from sales over time was $1.0 million and $2.1 million, respectively. For the quarter and year to date ended September 24, 2023, revenue recognized from all revenue sources on point in time sales was $119.7 million and $363.4 million, respectively, and revenue recognized from sales over time was $1.0 million and $2.2 million, respectively.
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
We recognized gift card breakage income of $0.3 million and $0.8 million for the quarter and year to date ended September 29, 2024, respectively. For the quarter and year to date ended September 24, 2023, we recognized gift card breakage income of $0.2 million and $0.6 million, respectively.
Loyalty Program
We offer a customer loyalty program for customers using the Potbelly Perks application at the point of sale. In January 2024, we enhanced our Potbelly Perks program to provide more reward options and flexibility for members. Under the original program, the customer would earn 10 points for every dollar spent, and the customer would earn a free entrée after earning 1,000 points. The free entrée reward expires after 30 days. Under the enhanced program, Potbelly Perks members will earn 10 or more coins, the equivalent of points under the legacy program, for every dollar they spend. The number of coins earned per dollar is dependent on each member's annual spend with Potbelly. Coins can be redeemed for a variety of items across the Potbelly menu. The coins expire one year after they are earned. The change in program did not have a material impact on our financial statements.
We defer revenue associated with the estimated selling price of points and coins earned by Potbelly Perks members towards free entrées and other menu items as they are earned, and a corresponding deferred revenue liability is established in accrued expenses. The deferral is based on the estimated value of the unredeemed points and rewards. The estimated value and the estimated redemption rates are based on a historical data analysis of loyalty reward redemptions. Estimated breakage is recognized in net shop sandwich sales in the consolidated statement of operations. When points and coins are redeemed, we recognize revenue for the redeemed product and reduce accrued expenses.
Contract Liabilities
We record current and noncurrent contract liabilities in accrued expenses and other long-term liabilities, respectively, for initial franchise fees, gift cards, and the loyalty programs. We have no other contract liabilities or contract assets recorded.
The opening and closing balances of our current and noncurrent contract liabilities from contracts with customers were as follows:

	Current Contract Liability	Noncurrent Contract Liability
Beginning balance as of December 31, 2023	$8,028	$4,397
Ending balance as of September 29, 2024	8,800	6,280
Increase in contract liability	$772	$1,883
The aggregate value of remaining performance obligations on outstanding contracts was $15.1 million as of September 29, 2024. We expect to recognize revenue related to contract liabilities as follows, which may vary based upon franchise activity as well as gift card and loyalty program redemption patterns:

Years Ending	Amount
2024	$4,888
2025	3,752
2026	765
2027	733
2028	626
Thereafter	4,315
Total revenue recognized	$15,079

For the quarter and year to date ended September 29, 2024, the amount of revenue recognized related to the December 31, 2023 liability ending balance was $1.2 million and $5.5 million, respectively. For the quarter and year to date ended September 24, 2023, the amount of revenue recognized related to the December 25, 2022 liability ending balance was $0.4 million and $2.5 million, respectively. This revenue is related to the recognition of gift card redemptions and upfront franchise fees. For the quarters ended September 29, 2024 and September 24, 2023, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.
Contract Costs
Deferred contract costs, which include sales commissions and market planning costs, totaled $1.2 million and $0.9 million as of September 29, 2024 and December 31, 2023, respectively. For the quarter and year to date ended September 29, 2024, amortization expense for deferred costs was $38 thousand and $106 thousand, respectively. For the quarter and year to date ended September 24, 2023, amortization expense for deferred costs was $16 thousand and $52 thousand, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
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
The following table presents information about our financial assets that were measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	September 29, 2024	December 31, 2023

Assets - Level 1
Money market funds	$—	$6,398
Financial assets measured at fair value on recurring basis	$—	$6,398
The book value of the long-term and short-term debt under the Credit Agreement, which is further discussed in Note 8, was considered to approximate its fair value as of September 29, 2024, as the interest rates are considered in line with current market rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.

We assess potential impairments to our long-lived assets, which includes property and equipment and lease right-of-use assets, on a quarterly basis or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the quarter and year to date ended September 29, 2024, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded impairment charges of $0.1 million and $0.7 million for the quarter and year to date ended September 29, 2024, respectively. For the quarter and year to date ended September 24, 2023, we recorded impairment charges of $0.2 million and $0.9 million, respectively.
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
The following table summarizes the earnings per share calculation:

	For the Quarter Ended		For the Year to Date Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net income attributable to Potbelly Corporation	$3,735	$1,495	$35,680	$2,383
Weighted average common stock outstanding-basic	29,939	29,324	29,805	29,143
Plus: Effect of potentially dilutive stock-based compensation awards	189	295	458	392
Plus: Effect of potential warrant exercise	252	409	391	380
Weighted average common shares outstanding-diluted	30,380	30,028	30,654	29,915
Income per share available to common stockholders-basic	$0.12	$0.05	$1.20	$0.08
Income per share available to common stockholders-diluted	$0.12	$0.05	$1.16	$0.08
Potentially dilutive shares that are considered anti-dilutive:
Shares	459	437	262	367
(6) Income Taxes
The interim tax provision is determined using an estimated annual effective tax rate and is adjusted for discrete taxable events that occur during the quarter. We regularly assess the need for a valuation allowance related to our deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more likely than not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019, and until the quarter ended June 30, 2024, we continued to maintain a full valuation allowance because it had been deemed more likely than not that the deferred tax assets would not be realized.
As of the quarter ended June 30, 2024, based on all available positive and negative evidence, including taxable income generated in recent periods and forecasts of taxable income in future periods, we concluded that it was more likely than not that we will be able to utilize our U.S. federal and state deferred tax assets, except for a portion related to certain states where the allowable carryforward period is expected to limit our ability to fully utilize them. As a result of this, we released the valuation allowance for all of our U.S. federal deferred tax assets and a portion of our state deferred tax assets during the year to date ended September 29, 2024, resulting in an income tax benefit of $31.6 million. In determining the amount of deferred tax assets that are more likely than not to be realized, we evaluated the potential to realize the assets through future taxable income and the reversal of existing taxable temporary differences. Based on this analysis, we retained a valuation allowance of $0.1 million as of September 29, 2024.
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
Lessee Disclosures
The gains and losses recognized upon lease terminations are recorded in impairment, loss on disposal of property and equipment and shop closures in the condensed consolidated statement of operations. The right-of use assets, liabilities and gains/losses recognized upon termination of lease contracts were as follows (in thousands, except for number of leases terminated):

	For the Year to Date Ended
	September 29, 2024	September 24, 2023
Leases terminated	1	—
Lease termination fees	$200	—
Right-of-use assets derecognized upon lease termination	$416	—
Lease liabilities derecognized upon lease termination	$506	—
Loss recognized upon lease termination	$(110)	$—
The weighted average operating lease term and discount rate were as follows:

	September 29, 2024	September 24, 2023
Weighted average remaining lease term (years)	6.19	6.27
Weighted average discount rate	10.01%	8.74%
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

The components of lease cost were as follows, which are included in occupancy, general and administrative and franchise support, rent and marketing expense:

	For the Quarter Ended		For the Year to Date Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Operating lease cost	$9,536	$10,231	$29,009	30,406
Variable lease cost	3,881	3,825	$11,451	11,188
Short-term lease cost	65	77	$237	234
Total lease cost	$13,482	$14,133	$40,697	41,828
Supplemental disclosures of cash flow information related to leases were as follows:

	For the Quarter Ended		For the Year to Date Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Operating cash flows rent paid for operating lease liabilities	$10,414	$10,479	$32,248	$31,685
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$3,770	$4,745	$13,130	$8,997
Reduction in operating right-of-use assets due to lease modifications	$4	$1,392	$3,011	$2,251
Maturities of lease liabilities were as follows as of September 29, 2024:

Operating Leases
Remainder of 2024	$7,110
2025	41,095
2026	37,591
2027	32,184
2028	25,395
2029	19,764
Thereafter	48,926
Total lease payments	212,065
Less: imputed interest	(58,130)
Present value of lease liabilities	$153,935
As of September 29, 2024, the Company had additional operating lease payments related to shops not yet open of $2.7 million. These operating leases will commence during the next fiscal year with an average lease term of 10 years.
Lessor Disclosures
The components of lease income were as follows (amount in thousands, except number of subleases):

	For the Quarter Ended		For the Year to Date Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Number of subleases	34	20	34	20

Operating lease income	$1,061	$559	$3,021	$1,159
Variable lease income	451	266	1,265	304
Franchise rent income (a)	$1,512	$825	$4,286	$1,463
______________________________
(a)Amounts included in franchise royalties, fees and rent income in the condensed consolidated statement of operations.

We incurred $1.3 million and $4.1 million in expenses during the quarter and year to date ended September 29, 2024, respectively, associated with these leases, which are included in franchise support, rent and marketing expenses in the condensed consolidated statement of operations from the inception of the related sublease agreements. We incurred $0.9 million and $1.6 million in expenses during the quarter and year to date ended September 24, 2023, respectively, associated with these leases.
Future expected fixed sublease payments from franchisees to Potbelly were as follows at September 29, 2024:

Operating Leases
Remainder of 2024	$915
2025	4,048
2026	3,231
2027	2,223
2028	1,834
Thereafter	4,103
Total sublease payments	$16,354
(8) Debt and Credit Facilities
The components of long-term debt were as follows:

	September 29, 2024	December 31, 2023
Revolving Facility	$3,000	$—
Term Loan	—	22,162
Unamortized debt issuance costs	—	(1,744)
Less: current portion of long-term debt	—	(1,250)
Total long-term debt	$3,000	$19,168
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
Loans under the Credit Agreement will initially bear interest, at our option, at either one-month term secured overnight financing rate ("SOFR") or the base rate plus, in each case, an applicable rate per annum, based upon the Consolidated Adjusted Leverage Ratio (as defined in the Credit Agreement). The applicable rate may vary between 3.75% and 2.75% with respect to borrowings which are based upon the one-month term SOFR and between 2.25% and 1.25% with respect to borrowings which are based upon the base rate. The applicable rate with respect to one-month term SOFR borrowings is 3.25% and the applicable rate with respect to base rate borrowings is 1.75%, based upon ratios calculated in the most recent compliance certificate for the fiscal quarter ending on June 30, 2024.
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
On February 7, 2024, we repaid in full and terminated the obligations and commitments under the Term Loan Credit Agreement. As a result of repaying and terminating the Term Loan, we recognized a loss on extinguishment of debt of $2.4 million for the year to date ended September 29, 2024.
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
On February 7, 2023, we repaid in full and terminated the obligations and commitments under the Former Credit Agreement. Upon termination of the Former Credit Facility, we recognized a loss on extinguishment of debt of $0.2 million for the year to date ended September 24, 2023.

(9) Franchise Growth Acceleration Initiative

The following is a summary of the refranchising activities recorded as a result of the Franchise Growth Acceleration Initiative during the quarter and year to date ended September 29, 2024 and quarter and year to date ended September 24, 2023 (amounts in thousands, except number of shops):

	For the Quarter Ended		For the Year to Date Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Number of shops sold to franchisees	—	12	1	20

Proceeds from sale of company-operated shops	$—	$1,269	$167	$1,369
Net assets sold	—	(1,283)	(188)	(1,796)
Goodwill related to the company-operated shops sold to franchisee	—	(79)	(3)	(100)
Loss on sale of company-operated shops, net	—	(93)	(24)	(527)

Adjustment to recognize held-for-sale assets at fair value	—	—	(30)	(503)
Other expenses (a)	—	(17)	(107)	(43)
Loss on Franchise Growth Acceleration Initiative activities	$—	$(110)	(161)	$(1,073)
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
(10) Capital Stock
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock ("2018 Repurchase Program"). For the year to date ended September 29, 2024, we did not repurchase any shares of our common stock under the 2018 Repurchase Program. The 2018 Repurchase Program was terminated on May 7, 2024.
On May 7, 2024, our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock at any time during the next three years ("2024 Repurchase Program"). This program replaces the 2018 Repurchase Program, which was terminated upon execution of the 2024 Repurchase Program. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") or in privately negotiated transactions). The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter and year to date ended September 29, 2024, we repurchased 29,113 and 115,558 shares of our common stock under the 2024 Repurchase Program for an aggregate of $0.2 million and $0.9 million, respectively, including cost and commission, in open market transactions. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.
On February 9, 2021, we closed on a Securities Purchase Agreement (the "SPA") for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of $1.0 million. The warrants are currently exercisable until August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. During the quarter and year to date ended September 29, 2024, no warrants and 240,187 warrants were exercised at the exercise price of $5.45 per warrant, respectively. During the quarter and year to date ended September 24, 2023, no warrants and 176,272 warrants were exercised at the exercise price of $5.45 per warrant, respectively. As of September 29, 2024 and September 24, 2023, we had 883,402 and 1,123,589 warrants outstanding, respectively, that are exercisable through August 12, 2026.
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of September 29, 2024, we have not sold any shares of our common stock under the Sales Agreement.
(11) Stock-Based Compensation
Stock options
We have awarded stock options to certain employees including our senior leadership team. The number of options and exercise price of each option is determined by an independent committee designated by our Board of Directors. The options granted are generally exercisable over a 10-year period from the date of the grant. Outstanding options expire on various dates through the year 2028. The range of exercise prices for the outstanding options as of September 29, 2024 is $12.90 and $13.73 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.
A summary of stock option activity for the year to date ended September 29, 2024 is as follows:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term (Years)
Outstanding—December 31, 2023	122	$13.71	$—	1.44
Granted	—	—
Exercised	—	—
Canceled	(64)	14.21
Outstanding—September 29, 2024	58	$13.16	$—	2.11
Exercisable—September 29, 2024	58	$13.16	$—	2.11
Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. We did not recognize stock-based compensation expense related to stock options for the quarter and year to date ended September 29, 2024 or the quarter and year to date ended September 24, 2023. As of September 29, 2024, we had no unrecognized stock-based compensation expense related to stock options. We record stock-based compensation expense within general and administrative expenses in the condensed consolidated statements of operations.
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
A summary of RSU activity for the quarter ended September 29, 2024 is as follows:

RSUs	Number of RSUs	Weighted Average Fair Value per Share
Non-vested as of December 31, 2023	801	$7.18
Granted	409	10.09
Vested	(406)	7.42
Canceled	(38)	8.40
Non-vested as of September 29, 2024	766	$8.56
For the quarter and year to date ended September 29, 2024, we recognized stock-based compensation expense related to RSUs of $0.8 million and $2.7 million, respectively. For the quarter and year to date ended September 24, 2023, we recognized stock-based compensation expense related to RSUs of $0.8 million and $2.4 million, respectively. As of September 29, 2024, unrecognized stock-based compensation expense for RSUs was $5.2 million, which will be recognized through the second quarter of 2027.
Performance stock units
We award performance stock units ("PSUs") to certain of our employees. We have PSUs that have certain vesting conditions based upon our stock price and relative stock performance.
Because these PSUs are subject to service and market vesting conditions, we determine the fair market value of each grant using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the quarter and year to date ended September 29, 2024, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.3 million and $1.6 million, respectively. For the quarter and year to date ended September 24, 2023, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.4 million and $1.0 million, respectively. As of September 29, 2024, unrecognized stock-based compensation expense for PSUs was $3.9 million, which will be recognized through the second quarter of 2027.
A summary of activity for PSUs with market vesting conditions for the year to date ended September 29, 2024 is as follows:

PSUs	Number of PSUs	Weighted Average Fair Value per Share
Non-vested as of December 31, 2023	513	$9.59
Granted	212	12.08
Vested	(232)	7.11
Canceled	—	—
Non-vested as of September 29, 2024	493	$11.83
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to our future financial position and results of operations, our ability to grow our brand in new and existing markets, our expectations regarding the number of franchise-operated shop openings, the sufficiency of our liquidity, the impact of potential litigation on our financial position and the implementation and results of strategic initiatives, including our "Traffic-Driven Profitability" Five-Pillar strategic plan. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "strives," "goal," "estimates," "forecasts," "projects" or "anticipates" and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, compliance with covenants in our credit facility; competition; general economic conditions including any impact from inflation; our ability to successfully implement our business strategy; the success of our initiatives to increase sales and traffic, including the success of our franchising initiatives; changes in commodity, energy, labor and other costs; our ability to attract and retain management and employees and adequately staff our restaurants; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
The table below sets forth a roll-forward of company-operated and franchise operated activities:

	Company- Operated	Franchise- Operated	Total Company
Shops as of December 25, 2022	384	45	429
Shops opened	1	4	5
Shops closed	(4)	—	(4)
Shops refranchised	(20)	20	—
Shops as of September 24, 2023	361	69	430

Shops as of December 31, 2023	345	79	424
Shops opened	3	12	15
Shops closed	(2)	(2)	(4)
Shops refranchised	(1)	1	—
Shops as of September 29, 2024	345	90	435
Key Performance Indicators
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how the business is performing are comparable store sales, number of company-operated shop openings, shop-level profit margins, and Adjusted EBITDA.
Company-Operated Comparable Store Sales
Comparable store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable company-operated store base to include those shops open for 15 months or longer. During the quarters ended September 29, 2024 and September 24, 2023, there was an average of 341 and 360 shops, respectively, in our comparable company-operated store base. Comparable store sales growth can be generated by an increase in traffic and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the comparable store sales calculation, traffic is defined as the sum of entrée's purchased, which includes sandwiches, salads, and bowls of soup or mac and cheese. In fiscal years that include a 53rd week, the last week of the fourth quarter and fiscal year is excluded from the year-over-year comparisons so that the time periods are consistent. In a fiscal year that follows a 53-week year, the current period sales continue to be compared to the sales from the prior 52 weeks rather than the weeks of the same fiscal period from the prior year. The trailing 52-week method provides better alignment to sales drivers when comparing sales performance.
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

Quarter Ended September 29, 2024 Compared to Quarter Ended September 24, 2023
The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	For the Quarter Ended				Increase (Decrease)	Percent Change
	September 29, 2024	% of Revenues	September 24, 2023	% of Revenues
Revenues
Sandwich shop sales, net	$110,769	96.2%	$118,340	98.0%	$(7,571)	(6.4)%
Franchise royalties, fees and rent income	4,351	3.8	2,428	2.0	1,923	79.2%
Total revenues	115,120	100.0	120,768	100.0	(5,648)	(4.7)%

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	29,469	26.6	32,901	27.8	(3,432)	(10.4)%
Labor and related expenses	32,274	29.1	34,188	28.9	(1,914)	(5.6)%
Occupancy expenses	11,803	10.7	12,653	10.7	(850)	(6.7)%
Other operating expenses	20,255	18.3	21,277	18.0	(1,022)	(4.8)%

(Percentages stated as a percent of total revenues)
Franchise support, rent and marketing expenses	2,795	2.4	1,553	1.3	1,242	80.0%
General and administrative expenses	10,597	9.2	11,894	9.8	(1,297)	(10.9)%
Depreciation expense	3,236	2.8	3,044	2.5	192	6.3%
Pre-opening costs	55	NM	59	NM	(4)	(6.1)%
Loss on Franchise Growth Acceleration Initiative activities	—	NM	110	NM	(110)	(100.0)%
Impairment, loss on disposal of property and equipment and shop closures	384	0.3	458	0.4	(74)	(16.2)%
Total operating expenses	110,868	96.3	118,137	97.8	(7,269)	(6.2)%
Income from operations	4,252	3.7	2,631	2.2	1,621	61.6%

Interest expense, net	162	0.1	853	0.7	(691)	(81.1)%
Income before income taxes	4,090	3.6	1,778	1.5	2,312	130.0%
Income tax expense (benefit)	11	NM	129	0.1	(118)	(91.6)%
Net income	4,079	3.5	1,649	1.4	2,430	147.4%
Net income attributable to non-controlling interest	344	0.3	154	0.1	190	123.4%
Net income attributable to Potbelly Corporation	$3,735	3.2	$1,495	1.2	$2,240	149.8%

	For the Quarter Ended
Other Key Performance Indicators	September 29, 2024		September 24, 2023		Increase (Decrease)
Comparable store sales	(1.8)%		8.0%		(9.8)%
Shop-level profit margin(1)	15.3%		14.6%		0.7%
Adjusted EBITDA(1)	$8,664		$7,281		$1,383
_____________________________________
(1) - Reconciliation below for Non-GAAP measures
"NM" - Amount is not meaningful

Sandwich shop sales, net
Sandwich shop sales, net decreased by $7.6 million, or 6.4%, to $110.8 million during the quarter ended September 29, 2024, from $118.3 million during the quarter ended September 24, 2023, primarily driven by our refranchising of 26 company-operated shops since Q2 2023 and a decrease in sales at Company-operated shops. The decrease was partially offset by an increase in sales from four newly opened Company-operated shops.
Franchise royalties, fees and rental income
Revenue from franchise royalties, fees and rental income increased by $1.9 million, or 79.2%, to $4.4 million during the quarter ended September 29, 2024, from $2.4 million during the quarter ended September 24, 2023, primarily driven by an increase in the number of franchised shops due to refranchise transactions, including rental income from new subleases on certain refranchised shops and to a lesser extent new franchise operated shop openings.
Food, Beverage, and Packaging Costs
Food, beverage, and packaging costs decreased by $3.4 million, or 10.4%, to $29.5 million during the quarter ended September 29, 2024, from $32.9 million during the quarter ended September 24, 2023. This decrease was primarily driven by lower costs from refranchised shops. As a percentage of sandwich shop sales, food, beverage, and packaging costs decreased to 26.6% during the quarter ended September 29, 2024, from 27.8% during the quarter ended September 24, 2023, primarily driven by a decrease in costs, lower inflation and, to a lesser extent, increased menu prices.
Labor and Related Expenses
Labor and related expenses decreased by $1.9 million, or 5.6%, to $32.3 million during the quarter ended September 29, 2024, from $34.2 million for the quarter ended September 24, 2023, primarily driven by shops that were refranchised since the beginning of 2023 and the continued optimization of our hours-based labor guide and other labor-saving initiatives. As a percentage of sandwich shop sales, labor and related expenses increased to 29.1% during the quarter ended September 29, 2024, from 28.9% for the quarter ended September 24, 2023, primarily driven by sales leverage in certain labor related costs not directly variable with sales.
Occupancy Expenses
Occupancy expenses decreased by $0.9 million, or 6.7%, to $11.8 million during the quarter ended September 29, 2024, from $12.7 million during the quarter ended September 24, 2023, primarily due to a decrease in lease expenses as a result of our refranchising efforts. As a percentage of sandwich shop sales, occupancy expenses was 10.7% for the quarter ended September 29, 2024, which is consistent with the quarter ended September 24, 2023.
Other Operating Expenses
Other operating expenses decreased by $1.0 million, or 4.8%, to $20.3 million during the quarter ended September 29, 2024, from $21.3 million during the quarter ended September 24, 2023. This decrease was primarily driven by lower costs from refranchised shops. As a percentage of sandwich shop sales, other operating expenses increased to 18.3% for the quarter ended September 29, 2024, from 18.0% for the quarter ended September 24, 2023, primarily driven by an increase in marketing and advertising spend, partially offset by decreases in utility costs and controllable expenses, such as food equipment and restaurant supplies.
Franchise Support, Rent and Marketing Expenses
Franchise support, rent and marketing expenses increased by $1.2 million, or 80.0%, to $2.8 million during the quarter ended September 29, 2024 compared to $1.6 million during the quarter ended September 24, 2023, driven by an increase in franchise support expense and rent expense as a result of the refranchising efforts of company-operated shops, as well as increased marketing and advertising expenses.
General and Administrative Expenses
General and administrative expenses decreased by $1.3 million, or 10.9%, to $10.6 million during the quarter ended September 29, 2024, from $11.9 million during the quarter ended September 24, 2023, primarily driven by a decrease in incentive compensation.

Depreciation Expense
Depreciation expense increased by $0.2 million , or 6.3%, to $3.2 million for the quarter ended September 29, 2024 from $3.0 million the quarter ended September 24, 2023.
Pre-Opening costs
Pre-opening costs did not materially change for the quarter ended September 29, 2024 from the quarter ended September 24, 2023.
Loss on Franchise Growth Acceleration and Initiative activities
Loss on Franchise Growth Acceleration and Initiative activities did not materially change for the quarter ended September 29, 2024 from the quarter ended September 24, 2023.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures did not materially change for the quarter ended September 29, 2024 from the quarter ended September 24, 2023.
Interest Expense, Net
Net interest expense was $0.2 million during the quarter ended September 29, 2024 compared to $0.9 million during the quarter ended September 24, 2023. The decrease was due to lower interest rates on the Revolving Facility as compared with the Term Loan and lower average borrowings outstanding on the Revolving Facility.
Income Tax Expense
Income tax expense did not materially change for the quarter ended September 29, 2024 from the quarter ended September 24, 2023.
Non-Controlling Interests
The portion of income attributable to non-controlling interests increased by $0.2 million for the quarter ended September 29, 2024 compared with the quarter ended September 24, 2023, primarily due to the increase in net income at shops owned through various joint ventures.

Year to Date Ended September 29, 2024 Compared to Year to Date Ended September 24, 2023
The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands):

	For the Year to Date Ended				Increase (Decrease)	Percent Change
	September 29, 2024	% of Revenues	September 24, 2023	% of Revenues
Revenues
Sandwich shop sales, net	$333,882	96.5%	$359,995	98.5%	$(26,113)	(7.3)%
Franchise royalties, fees and rent income	12,088	3.5	5,665	1.5	6,423	113.4%
Total revenues	345,970	100.0	365,660	100.0	(19,690)	(5.4)%

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	90,045	27.0	100,424	27.9	(10,379)	(10.3)%
Labor and related expenses	96,840	29.0	108,556	30.2	(11,716)	(10.8)%
Occupancy expenses	36,060	10.8	39,046	10.8	(2,986)	(7.6)%
Other operating expenses	61,348	18.4	62,686	17.4	(1,338)	(2.1)%

(Percentages stated as a percent of total revenues)
Franchise support, rent and marketing expenses	8,333	2.4	3,359	0.9	4,974	148.1%
General and administrative expenses	34,010	9.8	33,558	9.2	452	1.3%
Depreciation expense	9,263	2.7	8,902	2.4	361	4.1%
Pre-opening costs	151	NM	114	NM	37	32.0%
Loss on Franchise Growth Acceleration Initiative activities	161	NM	1,073	0.3	(912)	(85.0)%
Impairment, loss on disposal of property and equipment and shop closures	1,270	0.4	2,161	0.6	(891)	(41.2)%
Total expenses	337,481	97.5	359,879	98.4	(22,398)	(6.2)%
Income from operations	8,489	2.5	5,781	1.6	2,708	46.8%

Interest expense, net	707	0.2	2,531	0.7	(1,824)	(72.1)%
Loss on extinguishment of debt	2,376	NM	239	0.1	2,137	894.2%
Income before income taxes	5,406	1.6	3,011	0.8	2,395	79.6%
Income tax (benefit) expense	(30,920)	(8.9)	186	NM	(31,106)	NM
Net income	36,326	10.5	2,825	0.8	33,501	1185.9%
Net income attributable to non-controlling interest	646	0.2	442	0.1	204	46.1%
Net income attributable to Potbelly Corporation	$35,680	10.3%	$2,383	0.7%	$33,297	1397.3%

	For the Year to Date Ended
Other Key Performance Indicators	September 29, 2024		September 24, 2023		Increase (Decrease)
Comparable store sales	(0.6)%		14.0%		(14.6)%
Shop-level profit margin(1)	14.9%		13.7%		1.2%
Adjusted EBITDA(1)	$22,865		$20,882		$1,983
_____________________________________
(1) - Reconciliation below for Non-GAAP measures
"NM" - Amount is not meaningful

Sandwich shop sales, net
Sandwich shop sales, net decreased by $26.1 million, or 7.3%, to $333.9 million during the year to date ended September 29, 2024, from $360.0 million during the year to date ended September 24, 2023, driven by refranchising of 34 company-operated shops since the beginning of 2023.
Franchise royalties, fees and rental income
Revenue from franchise royalties, fees and rental income increased by $6.4 million, or 113.4%, to $12.1 million during the year to date ended September 29, 2024, from $5.7 million during the year to date ended September 24, 2023, primarily driven by an increase in the number of franchised shops due to refranchise transactions, including rental income from new subleases on certain refranchised shops and to a lesser extent new franchise openings.
Food, Beverage, and Packaging Costs
Food, beverage, and packaging costs decreased by $10.4 million, or 10.3%, to $90.0 million during the year to date ended September 29, 2024, from $100.4 million during the year to date ended September 24, 2023. This decrease was primarily driven by lower costs from refranchised shops since the beginning of 2023, partially offset by an increase in certain food costs. As a percentage of sandwich shop sales, food, beverage, and packaging costs decreased to 27.0% during the year to date ended September 29, 2024, from 27.9% during the year to date ended September 24, 2023, primarily driven by a decrease in costs, lower inflation and, to a lesser extent, increased menu prices.
Labor and Related Expenses
Labor and related expenses decreased by $11.7 million, or 10.8%, to $96.8 million during the year to date ended September 29, 2024, from $108.6 million for the year to date ended September 24, 2023, primarily driven by shops that were refranchised since the beginning of 2023, a decrease in incentive compensation and the continued optimization of our hours-based labor guide and other labor-saving initiatives. Labor and related expenses also benefited from a settlement payment received from a third-party software provider whose issues related to a service disruption impacted the efficiency of our shop operations in prior quarters. As a percentage of sandwich shop sales, labor and related expenses decreased to 29.0% during the year to date ended September 29, 2024, from 30.2% for the year to date ended September 24, 2023, primarily driven by the previously noted items.
Occupancy Expenses
Occupancy expenses decreased by $3.0 million, or 7.6%, to $36.1 million during the year to date ended September 29, 2024, from $39.0 million during the year to date ended September 24, 2023, primarily due to our refranchising efforts. As a percentage of sandwich shop sales, occupancy expenses were 10.8% for the year to date ended September 29, 2024, which is consistent with the year to date ended September 24, 2023.
Other Operating Expenses
Other operating expenses decreased by $1.3 million, or 2.1%, to $61.3 million during the year to date ended September 29, 2024, from $62.7 million during the year to date ended September 24, 2023. The decrease was primarily driven by lower costs from refranchised shops and a benefit from a settlement payment received from a third-party software provider whose issues related to a service disruption impacted the efficiency of our shop operations in prior quarters. This decrease was partially offset by increases in marketing and advertising spend. As a percentage of sandwich shop sales, other operating expenses increased to 18.4% for the year to date ended September 29, 2024, from 17.4% for the year to date ended September 24, 2023, primarily driven by an increase in marketing and advertising spend.
Franchise Support, Rent and Marketing Expenses
Franchise support, rent and marketing expenses increased by $5.0 million, or 148.1%, to $8.3 million during the year to date ended September 29, 2024 compared to $3.4 million during the year to date ended September 24, 2023, driven by an increase in franchise rent expense and support expense as a result of the refranchising efforts of company-owned shops.
General and Administrative Expenses
General and administrative expenses increased by $0.5 million, or 1.3%, to $34.0 million during the year to date ended September 29, 2024, from $33.6 million during the year to date ended September 24, 2023. This increase was primarily driven by an increase in payroll costs and stock compensation expense. The increase is partially offset by a decrease in incentive compensation.
Depreciation Expense
Depreciation expense increased by $0.4 million, or 4.1%, to $9.3 million during year to date ended September 29, 2024, from $8.9 million during the year to date ended September 24, 2023.
Pre-Opening costs
Pre-opening costs did not materially change for the year to date ended September 29, 2024 from the year to date ended September 24, 2023.
Loss on Franchise Growth Acceleration and Initiative activities
Loss on Franchise Growth Acceleration and Initiative activities decreased by $0.9 million, or 85.0%, to $0.2 million for the year to date ended September 29, 2024, from $1.1 million during the year to date ended September 24, 2023. The decrease was primarily related to the difference in book value compared to purchase price of the refranchised assets during the year to date ended September 29, 2024 compared to year to date ended September 24, 2023.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $0.9 million, or 41.2%, to $1.3 million during the year to date ended September 29, 2024, from $2.2 million during the year to date ended September 24, 2023. The decrease was primarily related to higher impairment charges and loss on disposals of assets that occurred during the year to date ended September 29, 2024 compared to year to date ended September 24, 2023.
Interest Expense, Net
Net interest expense was $0.7 million during the year to date ended September 29, 2024 compared to $2.5 million during the year to date ended September 24, 2023, as a result of lower interest rates on the Revolving Facility as compared with the Term Loan and lower average borrowings outstanding on the Revolving Facility.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $2.4 million during the year to date ended September 29, 2024, compared to $0.2 million during the year to date ended September 24, 2023. The increase was due to the extinguishment of the Term Loan in the first quarter of 2024, which was subject to a prepayment penalty and required the company to write-off of debt issuance costs originally capitalized when the Term Loan was executed.
Income Tax (Benefit) Expense
We recognized an income tax benefit of $30.9 million for the year to date ended September 29, 2024, compared to expense of $0.2 million for the year to date ended September 24, 2023. This change was primarily due to a $31.6 million valuation allowance release as we concluded that it was more likely than not that we will be able to utilize our U.S. federal and state deferred tax assets.
Non-Controlling Interests
The portion of income attributable to non-controlling interests did not materially change for the year to date ended September 29, 2024 from the year to date ended September 24, 2023

Non-GAAP Financial Measures
Shop-Level Profit Margin
Shop-level profit margin was 15.3% and 14.9% for the quarter and year to date ended September 29, 2024, respectively, compared to 14.6% and 13.7% for the quarter and year to date ended September 24, 2023, respectively. Shop-level profit margin is not required by, or presented in accordance with U.S. GAAP. We believe shop-level profit margin is important in evaluating shop-level productivity, efficiency and performance.

	For the Quarter Ended		For the Year to Date Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
	($ in thousands)		($ in thousands)
Income from operations [A]	$4,252	$2,631	$8,489	$5,781
Income from operations margin [A÷B]	3.7%	2.2%	2.5%	1.6%
Less: Franchise royalties, fees and rental income	4,351	2,428	12,088	5,665
Franchise support, rent and marketing expenses	2,795	1,553	8,333	3,359
General and administrative expenses	10,597	11,894	34,010	33,558
Depreciation expense	3,236	3,044	9,263	8,902
Pre-opening costs	55	59	151	114
Loss on Franchise Growth Acceleration Initiative activities	—	110	161	1,073
Impairment, loss on disposal of property and equipment and shop closures	384	458	1,270	2,161
Shop-level profit [C]	$16,968	$17,321	$49,589	$49,283
Total revenues [B]	$115,120	$120,768	$345,970	$365,660
Less: Franchise royalties, fees and rental income	4,351	2,428	12,088	5,665
Sandwich shop sales, net [D]	$110,769	$118,340	$333,882	$359,995
Shop-level profit margin [C÷D]	15.3%	14.6%	14.9%	13.7%

Adjusted EBITDA
Adjusted EBITDA was $8.7 million and $22.9 million for the quarter and year to date ended September 29, 2024, respectively, compared to $7.3 million and $20.9 million for the quarter and year to date ended September 24, 2023, respectively. Adjusted EBITDA is not required by, or presented in accordance with U.S. GAAP. We believe that Adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

	For the Quarter Ended		For the Year to Date Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
	($ in thousands)		($ in thousands)
Net income attributable to Potbelly Corporation	$3,735	$1,495	$35,680	$2,383
Depreciation expense	3,236	3,044	9,263	8,902
Interest expense	162	853	707	2,531
Income tax expense (benefit)	11	129	(30,920)	186
EBITDA	$7,144	$5,521	$14,730	$14,002
Impairment, loss on disposal of property and equipment, and shop closures (a)	384	458	1,270	2,161
Stock-based compensation	1,136	1,192	4,328	3,407
Loss on extinguishment of debt	—	—	2,376	239
Loss on Franchise Growth Acceleration Initiative activities (b)	—	110	161	1,073
Adjusted EBITDA	$8,664	$7,281	$22,865	$20,882
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
We ended the quarter ended September 29, 2024 with a cash balance of $11.9 million and total liquidity (cash less restricted cash, plus available cash on Revolving Facility) of $38.2 million, compared to a cash balance of $31.7 million and total liquidity (cash less restricted cash) of $30.9 million at the end of quarter September 24, 2023. We believe that cash from our operations and the cash available to us under the Revolving Facility provide us sufficient liquidity for at least the next twelve months.
Cash Flows
The following table presents summary cash flow information for the periods indicated:

	For the Year to Date Ended
	September 29, 2024	September 24, 2023

Net cash provided by (used in):
Operating activities	$13,060	14,501
Investing activities	(13,000)	(10,890)
Financing activities	(22,648)	12,458
Net change in cash	$(22,588)	$16,069
Operating Activities
Net cash provided by operating activities decreased to $13.1 million for the year to date ended September 29, 2024, from cash provided in operating activities of $14.5 million for the year to date ended September 24, 2023. The $1.4 million change in operating cash was primarily driven by higher incentive payments made in 2024 compared to the prior year and working capital changes, primarily within accrued expenses.
Investing Activities
Net cash used in investing activities increased to $13.0 million for the year to date ended September 29, 2024, from $10.9 million for the year to date ended September 24, 2023. The $2.1 million increase in cash outflow was driven by additional capital expenditures which related to ongoing investment in our company-owned shops and digital platforms as well as a reduction in cash received for refranchised shops.
Financing Activities
Net cash used in financing activities decreased to $22.6 million for the year to date ended September 29, 2024 compared to net cash provided by financing activities of $12.5 million for the year to date ended September 24, 2023. The $35.1 million decrease in financing cash was primarily driven by repayment of the Term Loan compared with the prior year when the company had proceeds from the Term Loan.
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
Loans under the Credit Agreement will initially bear interest, at our option, at either one-month term secured overnight financing rate ("SOFR") or the base rate plus, in each case, an applicable rate per annum, based upon the Consolidated Adjusted Leverage Ratio (as defined in the Credit Agreement). The applicable rate may vary between 3.75% and 2.75% with respect to borrowings which are based upon the one-month term SOFR and between 2.25% and 1.25% with respect to borrowings which are based upon the base rate. The applicable rate with respect to one-month term SOFR borrowings is 3.25% and the applicable rate with respect to base rate borrowings is 1.75%, based upon ratios calculated in the most recent compliance certificate for the fiscal quarter ending on June 30, 2024.
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

On February 7, 2024, we repaid in full and terminated the obligations and commitments under the Term Loan Credit Agreement. As a result of repaying and terminating the Term Loan, we recognized a loss on extinguishment of debt of $2.4 million for the year to date ended September 29, 2024.
Stock Repurchase Program
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock ("2018 Repurchase Program"). For the quarter and year to date ended September 29, 2024, we did not repurchase any shares of our common stock under the 2018 Repurchase Program. The 2018 Repurchase Program was terminated on May 7, 2024.
On May 7, 2024, our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock at any time during the next three years ("2024 Repurchase Program"). This program replaces the 2018 Repurchase Program, which was terminated upon execution of the 2024 Repurchase Program. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter and year to date ended September 29, 2024, we repurchased 29,113 and 115,558 shares of our common stock under the 2024 Repurchase Program for an aggregate of $0.2 million and $0.9 million, respectively, including cost and commission, in open market transactions. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.
Securities Purchase Agreement
On February 9, 2021, we closed on a Securities Purchase Agreement (the "SPA") for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are currently exercisable until August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. During the quarter and year to date ended September 29, 2024, no warrants and 240,187 warrants were exercised at the exercise price of $5.45 per warrant, respectively. As of September 29, 2024, we had 883,402 warrants outstanding that are exercisable through August 12, 2026.
Equity Offering Program
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of September 29, 2024, we have not sold any shares of our common stock under the Sales Agreement.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 29, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 29, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the quarter to date ended September 29, 2024 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
July 1, 2024 - July 28, 2024	1	$7.36	—	$19,304
July 29, 2024 - August 25, 2024	5	$7.81	29	$19,073
August 26, 2024 - September 29, 2024	3	$8.10	—	$19,073
Total number of shares purchased:	9		29
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended September 29, 2024, no director or officer of Potbelly adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

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

POTBELLY CORPORATION

Date: November 7, 2024	By:	/s/ Steven W. Cirulis
Steven W. Cirulis
Chief Financial Officer
(Principal Financial Officer)