Form 10-K
period 2024-12-29
POTBELLY CORP
filed 2025-03-06
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K
___________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $241.1 million, based on the closing price of the registrant’s common stock on such date as reported on the Nasdaq Global Select Market. For the purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 23, 2025, 29,879,504 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

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
•our ability to effectively market and advertise new products and digital engagement;
•our ability to grow our digital business;
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
•the success of independent franchisees;
•our shift to a more fully franchised business model;
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
•the impact of potential merger and acquisition activities that we may engage in;
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

PART I
ITEM 1.    BUSINESS
The Neighborhood Sandwich Shop
Potbelly Corporation is a sandwich concept that has been feeding customers’ smiles with warm, toasty sandwiches, signature salads, hand-dipped shakes, freshly-baked cookies and other fresh menu items, customized just the way customers want them, for nearly 50 years. Potbelly promises Fresh, Fast & Friendly service in a welcoming environment that reflects the local neighborhood. Our employees are trained to engage with our customers in a genuine way to provide a personalized experience. We believe the combination of our great food, people and atmosphere creates a devoted base of Potbelly customers.
A crucial key to our past and future success is our culture. It is embodied in The Potbelly Way, which is an expression of our Vision, Mission and Values, and the foundation of everything we do. Our Vision is to be the most loved sandwich brand in every neighborhood. Our Mission is to delight customers with great food and good vibes. Our Values embody both how we lead and how we behave and form the cornerstone of our culture. We use clear language that resonates from the frontline associate to the most senior levels of the organization, creating shared expectations and accountabilities in how we approach our day-to-day activities. We strive to be a fun, friendly and hardworking group of people who enjoy taking care of our customers, while at the same time taking care of each other.
As of December 29, 2024, we had 442 shops in 29 states and the District of Columbia. Of these, the company operates 346 shops and franchisees operate 96 shops.
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
•Craveable-Quality Food at a Great Value
•People Creating Good Vibes
•Customer Experiences that Drive Traffic Growth
•Digitally-Driven Awareness, Connection and Traffic
•Franchise-Focused Development
These initiatives include improvements to our overall customer experience, an updated, simplified menu and further enhancements of our Potbelly Perks rewards program. They also include improvements to drive a better digital customer experience and leverage our brand to accelerate franchise shop growth.
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
Shop Development. Our company-operated shops are successful in diverse markets in 17 states and the District of Columbia. Our shops are also located in multiple types of neighborhoods and formats, including suburban, urban, central business districts, airports and others. We evaluate a number of metrics to assess the optimal sites for our new shops, including neighborhood daytime population, site visibility, traffic and accessibility, along with an on-the-ground qualitative assessment of the characteristics of each unique trade area. This location-specific approach to development allows us to leverage our versatile shop format, which does not have standardized requirements with respect to size, shape or location, to achieve strong returns across a wide range of real estate settings. See “—Site Selection and Expansion—Shop Design” for more information about our shop requirements.
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

Franchising. In 2010, we initiated a program to franchise shops in selected markets in the U.S. As of December 29, 2024, our franchisees operated 96 shops across 22 states. As we further develop our franchise program, we intend to expand the number of franchise shops at an increasing rate of growth. We focus on franchisees that are compatible with the Potbelly culture that commit to multi-unit growth through our exclusive Shop Development Area Agreements (“SDAAs”). See “—Franchising” for more information about our franchise programs. As of December 29, 2024, we have 276 franchise shop commitments that will open in the future. We expect the financial impact of our franchising efforts to continually expand along with the franchise growth itself.
Our Food
Our Menu
Each of our shops offers freshly-made food with high-quality ingredients. Our menu currently includes toasty hot sandwiches, signature salads, soups, chili, sides, freshly-baked cookies, hand-dipped shakes and, in our breakfast locations, breakfast sandwiches.
Overall, we believe our menu of high-quality food at reasonable prices offers considerable value to our customers. In fiscal year 2024, our system-wide average check per entree was approximately $11.85, compared to $11.87 in 2023.

We believe menu innovation is a way for us to grow our business, responding to consumer trends, listening to customer feedback, and understanding customers' needs. This innovation includes the ongoing development of limited time offerings, bundling options, craveable add-ons, and premium protein sandwiches served toasty warm from our ovens, while continuing to encourage customization and personalization by each customer.

In November 2024, we revamped our menu by adding two new signature sandwiches, the Cubano and Sweet Heat BBQ Pork, both made with a new protein, slow cooked pulled pork. In addition, we added two new proprietary signature sauces, Hot Pepper Ranch and Sweet Heat BBQ, that address craveable and spicy flavors, as well as two additional sauces that customers have asked for, Roasted Garlic Aioli and Red Wine Vinegar.

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
Shop Operations and Management
We believe having an excellent manager in each shop is a critical factor in achieving continuous excellence in operations. Managers hire our associates, help ensure consistent execution of our menu items and strive to achieve specific targets that are evaluated daily, weekly and periodically. We devote significant time and resources to identifying, selecting and training our managers who, along with our employees, provide a positive experience to our Potbelly customers. We invest in people, customer and operating systems that help our leaders manage their teams and drive consistency in achieving business targets. Our sales-based commission and profit-sharing bonus program incentivizes all levels of shop management on continuous improvement.
Potbelly Operations
Our operations are structured around the elements of: People, Customers, Sales and Profits. Our business includes over 40% digital orders through the Potbelly App or website and third-party delivery services providers, along with our in-shop and drive-thru experiences. The highest sales volume daypart is lunch, but other parts of the day are also important to our business. Additionally, we have well balanced sales volume throughout the week. Our labor scheduling systems help ensure the appropriate staffing when needed. For in-shop orders, our employees greet our customers, take their order and dress the sandwiches to order. We are implementing and expanding upon new technology with the Potbelly Digital Kitchen ("PDK") that helps streamline digital orders and support high volume shops with in-line order taking tablets to improve throughput and customer satisfaction. PDK was implemented into existing shops in 2023 and has since been integrated in the initial construction and design of all new shop openings.
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
The Potbelly Experience
We seek to deliver a positive experience for every customer at every opportunity through our tasty food, unique atmosphere and outgoing and engaging employees. We strive to staff each shop with experienced teams to ensure consistent and attentive customer service that provides a unique and "Good Vibes" experience. We target employees who are friendly and responsive to the needs of our customers as they assist them in selecting menu items complementing individual preferences. We staff appropriately during peak hours to ensure a fast yet personal Potbelly experience for each in-shop customer, with face-to-face interaction from start to finish and a fast yet convenient experience for each of our digital customers. We also provide off-premise services, including catering, delivery and order ahead to serve our customers.
Human Capital Resources
As of December 29, 2024, we employed over 5,000 team members, of which 203 are corporate personnel, 455 are shop management personnel and the remainder are hourly shop personnel. Our franchisees are independent business owners that separately employ personnel in their shops.
Potbelly actively creates and promotes an environment that is inclusive of all people and their unique abilities, strengths and differences. We respect and embrace diversity in each other, our customers, suppliers and all others with whom we interact as an essential component in the way we do business. We look to attract, hire and retain smart, talented and outgoing people who share and demonstrate our values. We value friendly employees who engage with our customers in a genuine way to provide a personalized experience. We believe we make expectations and accountabilities clear through our culture training, which focuses on The Potbelly Way, and our Employee Handbook, including the Ethics Code of Conduct, which summarizes company information, policies and employee conduct guidelines.
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
Our culture helps us to attract and retain employees and has contributed to our better-than-industry-average turnover rate for the year ended December 29, 2024. Employees are further encouraged to perform at their personal best through an ongoing scorecard measuring system that is tied directly to a pay for performance compensation program. We believe our sustainable process to hire, train and develop our people enables us to deliver a positive customer experience. A typical Potbelly shop consists of one salaried general manager, several hourly managers and numerous employees. The number of employees can increase during peak hours or at locations with high-traffic.
Many of our managers live in the neighborhood in which their shop is located. We believe this allows them to get to know their customers, understand the unique character of each neighborhood and form deep roots within the community. An example of this can be seen in our annual Potbelly Summer of Service which is a company-wide, summer long service program that allows employees to participate in a volunteer event during working hours to make a difference in their community.
The General Manager has primary responsibility for the day-to-day operation of the shop and is required to abide by Potbelly’s operating standards. Our Management Training Program provides new levels of management with five to six weeks of training that emphasizes culture, standards, strategy and procedures to prepare them for success, and is followed by on-going, in-shop coaching with their District Manager or Regional Director. Our General Managers report to District Managers who typically report to a Regional Director, and Vice President of Company Operations. We also employ franchise business consultants exclusively dedicated to our franchisees and their shop operations. These employees all report ultimately to our Chief Operating Officer. In addition, members of senior management visit shops regularly to help ensure that our culture, strategy and quality standards are being adhered to in all aspects of our operations.
General Managers are responsible for selecting, hiring and training the employees for each new shop. The training period includes on-the-job supervision by an experienced employee. Ongoing employee training remains the responsibility of the shop manager, but we also provide specific training for our employees around The Potbelly Way each year. Special emphasis is placed on the safety, consistency and quality of food preparation and service, which is monitored through ongoing coaching sessions and meetings with managers. In addition, we have other continuing communications with all of our employees on food safety and preparation standards.
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
Potbelly is committed to providing our employees with a benefits program that is both comprehensive and competitive. Our benefits program offers health care, dental and vision coverage, as well as financial stability to our employees and their families. We remain focused on compensating our employees equally, regardless of gender, race and ethnicity. Potbelly also provides an employee meal benefit program. In addition we maintain the Potbelly Employee Relief Fund which was created to support the values in our Potbelly by providing timely financial assistance to team members impacted by emergency circumstances beyond their control and means. Our Recognition Toolkit outlines our programs that recognize employees’ contributions to the overall objectives and efficient operations of the Company.
Restaurant Portfolio
As of December 29, 2024, we had 442 shops in 29 states and the District of Columbia. Of these, the company operates 346 shops and franchisees operate 96 shops.
In 2024, we opened five new company-operated shop and closed three. In the near term, we will continue to evaluate underperforming shops for possible closure and limit our rate of company-operated shop growth while we focus on franchise shop development under our Franchise Growth Acceleration Initiative. As part of this initiative, we refranchised one company-operated shop during 2024 in the Salt Lake City market. We expect that most of our shop growth will occur through franchisee development in 2025.
With an average new shop investment of approximately $750,000 and average unit volumes of over $1.3 million, which represents the average net sandwich shop sales for all company-operated shops for fiscal year 2024, we strive to generate average shop-level profit margins, a non-GAAP measure, of mid to high teens. However, we cannot provide any assurances that we will achieve and maintain similar profit margins or cash returns in the future.
Site Selection and Expansion
We consider the location of a shop to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential locations. We seek new shop locations based on specific criteria, such as demographic characteristics, daytime population thresholds and traffic patterns, along with the potential visibility of, and accessibility to, the shop. New company shops are built with only one purpose in mind: to generate cash flow that meets or exceeds those modeled in our return targets. Franchisees have similar expectations for their new shop development while the company benefits from the brand expansion and royalty income from those locations. Our current strategy is to focus primarily on franchise unit growth and limit our rate of company-operated shop growth.
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
Construction
Construction of a new shop generally takes approximately 11 to 14 weeks from the date the location is leased or under contract, fully permitted and the landlord has delivered the space to Potbelly. Each new shop requires a total cash investment of approximately $750,000, but this figure could be materially higher or lower depending on the market, shop size and condition of the premises upon landlord delivery. We generally construct shops in third-party leased retail space but also construct free-standing buildings on leased properties. In the future, we intend to continue converting existing third-party leased retail space or constructing new shops in the majority of circumstances. For additional information regarding our leases, see “Properties” in Item 2.

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
Advertising and Marketing
We believe our shops appeal to a broad base of loyal customers for our great food, diverse menu and good vibes, staffed by friendly people. Under our current strategy we have devoted greater marketing resources to promote the Potbelly brand, with a focus on digital channels, and, among other things, generate awareness of shop locations, promotions and brand differentiation all with the objective of driving traffic growth in our shops.
Advertising
We promote our brand in all markets where we have shops. The use of digital media is the most common advertising vehicle. Additionally, we rely on in-shop materials to communicate and market to our customers.
Digital Marketing
We continue to increase our use of digital marketing tools, which enable us to reach a significant number of people in a timely and targeted fashion. We believe that our customers will use social media to make dining decisions or to share dining experiences; therefore, we advertise on Facebook, Instagram and several other digital media platforms. We also leverage our Potbelly App to communicate with our customers and personalize offers for them. These platforms allow them to transact with us digitally by ordering ahead for pickup or delivery, paying with their phone and earning tasty treats.
Potbelly Perks
In January 2024, we enhanced our Potbelly Perks program to provide more reward options and flexibility for members. Under the original program, the customer would earn 10 points for every dollar spent, and the customer would earn a free entree after earning 1,000 points. The free entree would expire after 30 days. Under the enhanced program, Potbelly Perks members earn 10 or more coins, the equivalent of points under the legacy program, for every dollar they spend. The number of coins earned per dollar is dependent on each member's annual spend with Potbelly. Coins can be redeemed for a variety of items across the Potbelly menu. The coins expire one year after they are earned, but we have the ability to extend the expiration date of coins, and have done so in the past and may do so in the future.
Sourcing and Supply Chain
Our supply chain team sources, negotiates and purchases food supplies for our shops. We believe in using safe, high-quality ingredients while maintaining our value position in the marketplace. We benchmark our products against the competition using consumer panels. We contract with Distribution Market Advantage, Inc. ("DMA"), a cooperative of multiple food distributors located throughout the nation. DMA is a broker through which we negotiate and gain access to third-party food distributors and suppliers. For fiscal year 2024, distributors through our DMA arrangement supplied us with more than 90% of our food supplies through six primary distributors: Reinhart FoodService, L.L.C., Ben E. Keith Company, Harbor Foodservice, Shamrock Foods, Gordon Food Service and Nicholas & Co. Our remaining food supplies are distributed by other distributors under separate contracts. Our distributors deliver inventory to our shops approximately two to three times per week.
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
Currently we have pricing arrangements of varying lengths with our distributors and suppliers, including distributors and suppliers of meats, dairy, bread, cookie dough and other products. Meats represent approximately 30% of our product purchasing composition. In fiscal year 2024, approximately 90% of our meat products were sourced from 10 suppliers under non-exclusive contracts. We have secondary suppliers in place for many of our significant meats, and we believe we would be able to source our meat requirements from different suppliers if doing so became necessary. We have a non-exclusive contract with Campagna-Turano Bakery, Inc. for our signature French (white) and multigrain bread. Campagna-Turano Bakery, Inc. produces bread items in a primary and secondary production facility. We have secondary suppliers in place for, our bread items and we believe we would be able to source our bread requirements from different suppliers if doing so became necessary. However, changes in the price or availability of certain products may affect the profitability of certain items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.
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

Government Regulation
We and our franchisees are subject to various federal, state, and local laws affecting our business. Each of our shops is subject to licensing and regulation by a number of governmental authorities, which may include, among others, health and safety, nutritional menu labeling, health care, environmental and fire agencies in the state, or municipality in which the shop is located. Difficulty in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of a new shop in a particular area. In addition, we may become subject to legislation and regulations seeking to tax and/or regulate high fat, high calorie and high sodium foods. Additionally, difficulties or inabilities to retain or renew licenses, or increased compliance costs due to changed regulations, could adversely affect operations at existing shops.
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
We license the use of our registered trademarks to franchisees through franchise agreements. The franchise agreements restrict franchisees’ activities with respect to the use of our trademarks and impose quality control standards for the goods and services offered in connection with the trademarks.
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
The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to quality and food safety, ambience, service, price, value and location. We compete with national, regional and locally owned limited-service restaurants, fast casual restaurants, and full-service restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well established in markets in which we have existing shops or intend to locate new shops. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we have shops. Any inability to successfully compete with the restaurants in our markets will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenues and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Further, we face growing competition from the supermarket industry, with the improvement of their “convenient meals” in the deli section, and from limited-service and fast casual restaurants, as a result of higher-quality food and beverage offerings by those restaurants. Meal kit delivery companies and other eat-at-home options also present some degree of competition for our shops. In addition, some of our competitors have in the past implemented programs which provide price discounts on certain menu offerings, and they may continue to do so in the future. If we are unable to continue to compete effectively, our traffic, sales and shop-level profit margins could decline, and our business, financial condition and results of operations would be adversely affected.
Our results depend on effective marketing and advertising, successful new product launches and digital engagement.
Our revenues are heavily influenced by brand marketing and advertising and by our ability to develop and launch new and innovative products. If our marketing and advertising programs are not successful, or we fail to develop commercially successful new menu options, our ability to attract new guests and retain existing guests and our results of operations could be materially adversely affected. Because franchisees contribute to advertising funds based on a percentage of gross sales at their franchised restaurants, advertising fund expenditures generally are dependent upon restaurant sales volumes. If system-wide sales decline, amounts available for our marketing and advertising programs will be reduced unless we contribute to advertising spend, which could adversely affect our results of operations. Also, to the extent we use value offerings in our marketing and advertising programs to drive traffic, the low price offerings may condition our guests to resist higher prices in a more favorable economic environment. In addition, we continue to focus on transforming the restaurant experience through technology and digital engagement to improve our service model and strengthen relationships with customers, including through digital channels, loyalty initiatives, mobile ordering and payment systems, social media engagement, and delivery initiatives. If our digital commerce platforms do not meet customers’ expectations in terms of security, privacy, speed, attractiveness or ease of use, customers may be less inclined to return to those platforms, which could negatively impact the same store sales of our brands. Also, utilizing third-party delivery services may not be as profitable as sales directly to our guests and may also introduce food quality and customer satisfaction risks outside of our control. If the third-party delivery services that we utilize cease or curtail their operations, increase their fees or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted. The delivery business is also the subject of increased scrutiny from federal, state, and local regulators, which may result in additional costs and expenses that the delivery business may seek to pass through to participating restaurants, including through increased fees.
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
Our sales and profit growth could be adversely affected if same store sales are less than we expect.
The level of same store sales, which represent the change in year-over-year sales for company-operated shops open for 15 months or longer, will affect our sales growth and will continue to be a critical factor affecting profit growth. Our ability to increase same store sales depends in part on our ability to successfully implement our initiatives to build sales, including menu expansion and marketing efforts. Such initiatives may not be successful, resulting in our inability to achieve our target same store sales growth or result in negative same store sales, either of which may cause a decrease in sales and profit growth that would adversely affect our business, financial condition or results of operations.
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
Our franchisees are obligated to operate their shops according to our specific guidelines. We generate revenues in the form of royalties, fees and other amounts from our franchisees and our operating results are closely tied to their success. We also provide training opportunities to these franchisees to integrate them into our operating strategy. However, since we do not have control over these shops, we cannot ensure that there will not be differences in product quality, operations, marketing or profitably or that there will be adherence to all of our guidelines at these shops. The failure of these shops to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.
We cannot control many factors that impact the profitability of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties, advertising contributions, rents and, delayed or reduced payments for our menu items and supplies.
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
Any operational shortcoming of a franchise operated shops are likely to be attributed by customers to the entire brand and may be shared widely through social media, thus damaging the brand’s reputation and potentially affecting our revenues and profitability. We may not be able to identify problems and take effective action quickly enough and, as a result, our image and reputation may suffer, and our franchise revenues and results of operations could decline.
We are subject to risks associated with leasing property subject to long-term non-cancelable leases, and the costs of exiting leases at shops we have closed or may close in the future may be greater than we estimate.
We do not own any real property and all of our company-operated shops are located on leased premises. Payments under our company-operated shops' leases account for a significant portion of our operating expenses, and we expect that new company-operated shops in the future will also be leased. The leases for our shop locations generally have initial terms of ten years and typically provide for two renewal options in five-year increments as well as for rent escalations. Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If we close a shop, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close shops in desirable locations. For further details on the significance of occupancy costs to our profitability, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Fiscal year 2024 (52 Weeks) Compared to Fiscal year 2023 (53 Weeks)-Revenues” in Item 7.
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
Risks Related to our Growth and Business Strategy
Identifying, opening and operating new shops and improving existing shops entails numerous risks and uncertainties.
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
In addition, we continue to improve our existing shops through remodels, upgrades, and regular upkeep. If the costs associated with remodels, upgrades, or regular upkeep are higher than anticipated, shops are closed for remodeling for longer periods than planned, or remodeled shops do not perform as expected, we may not realize our projected return on investment, which could have a material negative effect on our operating results.
Our expansion into new markets may present increased risks.
In connection with our growth initiatives, we may open shops in markets where we have little or no operating experience. Shops we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than shops we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our values. We may also incur higher costs from entering new markets if, for example, we assign area managers to manage comparatively fewer shops than we assign in more developed markets. As a result, these new shops may be less successful or may achieve target shop-level profit margins at a slower rate. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be adversely affected.
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
Although we target specified operating and financial metrics, new shops may not meet these targets or may take longer than anticipated to do so. Any new shops we open may not be profitable or achieve operating results similar to those of our existing shops. If our new shops do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected same store sales, our business, financial condition or results of operations could be adversely affected.
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
We strive to grow profitability and create value for our stockholders through a strategy of continued excellence in shop-level execution, increasing brand awareness and expansion of our franchising efforts. There are, however, risks associated with identifying, opening and operating new shops, increased costs in brand marketing, re-franchising our company-operated shops, and signing new franchisees, and if we do not successfully implement our business strategy, it could negatively impact our business and our future profitability and growth.
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
Our push to a more fully franchised business model presents a number of disadvantages and risks.
Our future prospects depend on our ability to attract new franchisees for our brand that meet our criteria and the willingness and ability of franchisees to open restaurants in existing and new markets. We may be unable to identify franchisees who meet our criteria, or franchisees we identify may not successfully implement their expansion plans. Our push to a nearly fully franchised business model presents a number of other drawbacks, such as limited influence over franchisee operations, limited ability to facilitate changes in restaurant ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings, and reliance on franchisees to participate in our strategic initiatives. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we will need the active support of our franchisees if the implementation of these initiatives is to be successful. The failure of franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition. On occasion we have encountered, and may in the future encounter, challenges in receiving specific financial and operational results from our franchisees in a consistent and timely manner, which can negatively impact our business and operating results. Our competitors that have a significantly higher percentage of company-operated shops than we do may have greater influence over their respective restaurant systems and greater ability to implement operational initiatives and business strategies, including their marketing and advertising programs. Additionally, the ability of our franchisees and prospective franchisees to obtain financing for development of new restaurants or reinvestment in existing restaurants depends in part upon financial and economic conditions beyond their control. If our franchisees are unable to obtain financing on acceptable terms or otherwise do not devote sufficient resources to develop new restaurants or reinvest in existing restaurants, our business and financial results could be adversely affected. Also, investments in restaurant remodels and upgrades by franchisees and us may not have the expected results with respect to consumer sentiment, increased traffic or return on investment. As part of our growth strategy, we may enter into transactions that either increase or decrease the number of Company-owned shops, including purchases of existing shops, construction of new shops or refranchising existing company-operated shops. Our failure to successfully execute these transactions could have an adverse effect on our operating results and could cause our stock price to decline.
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

We may engage in merger and acquisition activities or strategic partnerships, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition.
As part of our business strategy to grow our business, we may in the future make investments or acquisitions in, or enter into strategic partnerships with, other companies. The identification of suitable acquisition or partnership candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions or partnerships on favorable terms, if at all. We may encounter difficult or unforeseen expenditures in integrating an acquisition or partnership. In addition, if we fail to successfully integrate such acquisitions, assets, technologies, or personnel associated with such acquisitions or partnerships into our company, the business and results of operations of the combined company would be adversely affected.
We may not successfully evaluate or utilize the acquired assets and accurately forecast the financial impact of an acquisition or partnership transaction, including accounting charges. We may have to pay cash for any such acquisition or partnership which would limit other potential uses for our cash. If we incur debt to fund any such acquisition or partnership, such debt may subject us to material restrictions in our ability to conduct our business, result in increased fixed obligations, and subject us to covenants or other restrictions that would decrease our operational flexibility and impede our ability to manage our operations. If we issue a significant amount of equity securities in connection with future acquisitions or partnerships, existing stockholders’ ownership would be diluted.
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
Our profitability depends in part on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, proposed tariffs, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or acts of war, terrorism or other hostilities, including the war between Russia and Ukraine and the conflict between Israel and Palestine. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu options. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and shop-level profit margins. We enter into certain forward pricing arrangements with our suppliers from time to time, which may result in fixed or formula-based pricing with respect to certain food products. See “Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk” in Item 7A. However, these arrangements generally are relatively short in duration and may provide only limited protection from price changes, and the extent to which we use these arrangements varies substantially from time to time. In addition, the use of these arrangements may limit our ability to benefit from favorable price movements.

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
We have a limited number of suppliers for our major products, such as bread. In 2024, we purchased almost all of our bread from one supplier, Campagna-Turano Bakery, Inc., and more than 90% of our meat products from 10 suppliers. In addition, we contract with a distribution network with a limited number of distribution partners located throughout the nation to provide the majority of our food distribution services in the U.S. Through our arrangement, our food supplies are largely distributed through six primary distributors. Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs. See “Business-Sourcing and Supply Chain” in Item 1.
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
As an employer, we may be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, pay transparency, labor standards or healthcare and benefit issues many of which vary state-by-state and can be difficult to administer and monitor Such actions, if brought against us and successful in whole or in part, may affect our ability to compete or could adversely affect our business, financial condition or results of operations.
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
We rely on our computer systems and network infrastructure across our operations, including POS systems at our shops. In addition, we are increasingly relying on cloud computing and other technologies that result in third parties holding customer information on our behalf. Our operations depend upon our and our third-party vendors’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. In addition, an increasing number of transactions are processed through our mobile application. Disruptions, failures or other performance issues with such customer facing technology systems could impair the benefits such systems provide to our business and negatively impact our relationship with our customers.
Security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions may adversely affect our business.
Any intentional attack or an unintentional event that results in unauthorized access to systems to disrupt operations, corrupt data or steal or expose confidential information or intellectual property that compromises the information of our customers or employees could result in widespread negative publicity, damage to our reputation, a loss of customers, disruption of our business and legal liabilities. As our reliance on technology has grown, the scope and severity of risks posed to our systems from cyber threats has increased. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until attacks are launched or have been in place for a period of time. The rapid evolution and increased adoption of artificial intelligence technologies amplifies these concerns. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, malware and other events that could have a security impact; however, there can be no assurance that these or any measures will be effective.
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
Our financial performance is highly dependent on shops located in Illinois, Texas, Michigan, Washington, D.C. and Virginia, which comprised approximately 63% of our total domestic company-operated shops as of December 29, 2024. Shops located in the Chicago metropolitan area comprised approximately 27% of our total domestic shops as of such date. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our shops in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or man-made disasters.
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
Increases in minimum wages and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs and a diminishing pool of potential staff members when the unemployment rate falls and legal immigration is restricted, especially in certain localities, could significantly increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance. If the United States federal government (or local jurisdictions) significantly increase the minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than what is currently required under applicable law, our labor costs may increase. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increases and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs.
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
On November 3, 2021, we entered into an equity sales agreement (the “Sales Agreement”) with William Blair & Company, L.L.C. (the “Sales Agent”), pursuant to which we may issue and sell from time-to-time shares of our common stock having an aggregate offering price of up to $40 million through the Sales Agent (the “At-the-Market Offering”). Subject to certain limitations in the Sales Agreement and compliance with applicable law, we have the discretion to deliver a placement notice to the Sales Agent at any time throughout the term of the Sales Agreement. The number of shares that are sold through the Sales Agent after delivering a placement notice will fluctuate based on a number of factors, including the market price of our common stock during the sales period, the limits we set with the Sales Agent in any applicable placement notice, and the demand for our common stock during the sales period. Because the price per share of each share sold will fluctuate during the sales period, it is not currently possible to predict the aggregate proceeds to be raised in connection with those sales.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

Our dedication to maintaining the trust and confidence of our customers, franchisees, and employees is fundamental to our operations. This commitment is reflected in our cybersecurity program, which encompasses policies, standards, processes, and practices and is fully integrated into our Corporate Security Policy and Enterprise Risk Management Program. Our Cybersecurity Program promotes a proactive and resilient approach to protecting the integrity, confidentiality, and availability of our systems and data.

We utilize multiple information systems, including accounting software, customer relationship management solutions, our mobile app, online ordering platforms, point-of-sale software and data warehouse. In the ordinary course of business, we collect, and our franchisees may collect confidential information.

To protect the information that we gather and the availability of our IT systems from cybersecurity threats, we have an ongoing cybersecurity risk mitigation program, which includes continuous detection, prevention and monitoring from an external cybersecurity service provider. A cybersecurity threat is any potential unauthorized occurrence, or a series related to unauthorized occurrences, on or conducted through our information systems or the information systems of a third party that we utilize in our business which may adversely affect the confidentiality, integrity or availability of our information systems or any information residing therein. Our cybersecurity policies, standards, processes and practices are based on the Center for Internet Security Critical Security Controls framework and include the following components:

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

◦Deployment of Technical Safeguards: We deploy technical safeguards designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments, penetration testing and cybersecurity threat intelligence. We identify and address information security risks by using a defense-in-depth methodology that provides multiple, redundant defensive measures in case if a security control fails or a vulnerability is exploited.

◦Development and Testing of Incident Response and Recovery Planning: We have developed and maintain comprehensive incident response and recovery plans that address our response to a cybersecurity threat, and such Plans are tested and evaluated annually. Our annual testing of these plans include a wide range of activities, such as audits, tabletop exercises, threat modeling, vulnerability assessments, penetration testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning.

We maintain cybersecurity insurance to protect our organization from potential financial losses due to cyber incidents, such as data breaches, ransomware attacks, and other cyber-related events. Our cyber insurance policy is a key part of our risk management strategy. However, it is important to note that this coverage may not completely cover all potential losses or liabilities associated with a cybersecurity incident. We regularly review and update our policy to ensure it aligns with evolving risks and industry standards. By having this insurance in place, we are better prepared to manage the financial consequences of any cyber threats we may face.

We engage third parties to asses our cybersecurity measures, including information security maturity assessments, internal audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

◦Outside Consultants: We engage various outside consultants, including contractors, assessors, auditors, outside attorneys and other third parties, to, among other things, externally audit our systems against top information security standards, including controls for Payment Card Industry Data Security Standard (PCI DSS) and conduct regular testing of our networks and systems to evaluate and strengthen our cybersecurity posture.

◦Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including service providers, franchisees and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. We conduct due diligence on third-party vendors by performing risk assessments and evaluating their compliance with relevant regulations, such as the Service Organization Control reports (SOC1 and SOC2). We also seek to obtain contractual assurance that our vendors will maintain adequate controls, such as adequate security against data breaches.

◦Implementation of Regular and Mandatory Employee Training and Awareness Programs: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

As of the date of this report, we are not aware of any material risks from cybersecurity threats, including those resulting from previous cybersecurity incidents, that have materially affected us, or that are reasonably likely to affect us, including our business strategy, results of operations or financial condition.

Governance

The Board has delegated to the Audit Committee the responsibility for monitoring and overseeing the Company’s cybersecurity and other information technology risks, controls, strategies and procedures. The Audit Committee receives timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On a quarterly basis, the Audit Committee discusses our approach to cybersecurity risk management with our Chief Information Officer (“CIO”). The Audit Committee makes regular reports to the full Board regarding our information technology risks. Each member of our Audit Committee is experienced in the area of information security, either as a result of their professional history, current responsibilities in overseeing processes and controls in this area at the Company, or both. The Audit Committee may discuss such processes and controls with our internal accounting and security teams and independent registered public accounting firm.

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

ITEM 2.    PROPERTIES
We do not own any real property. As of December 29, 2024, we had the following number of company-operated shops located in the following areas:

Location	Number of Shops	Location	Number of Shops
Illinois	109	Indiana	9
Texas	58	Massachusetts	5
Michigan	29	Oregon	5
Virginia	24	Kansas	3
District of Columbia	20	Oklahoma	2
Minnesota	20	Kentucky	1
Wisconsin	14	Missouri	1
Maryland	13
Ohio	13
Arizona	10
Colorado	10
		Total	346
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
As of December 29, 2024, we leased office space in Chicago, Illinois for our corporate headquarters.
ITEM 3.    LEGAL PROCEEDINGS
We are subject to legal proceedings, claims and liabilities, such as employment-related claims and personal injury cases, which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of ultimate liability with respect to those actions is not expected to have a material adverse impact on our financial position or results of operations and cash flows. For additional information, see Note 14, Commitments and Contingencies in Item 8.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
Our common stock is listed on the NASDAQ under the symbol “PBPB”.
As of February 23, 2025, there were 26 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.
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
Purchases of Equity Securities by the Issuer
The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the 13 weeks ended December 29, 2024 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
September 30, 2024 - October 27, 2024	2	$8.34	—	$19,073
October 28, 2024 - November 24, 2024	2	$7.38	—	$19,073
November 25, 2024 - December 29, 2024	50	$10.39	48	$18,621
Total number of shares purchased:	54		48
(1)Represents shares of our common stock (i) surrendered by employees to satisfy withholding obligations resulting from the vesting of equity awards and (ii) repurchased pursuant to the 2024 Repurchase Program.
(2)On May 7, 2024, we announced that our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock. This program replaced the outstanding stock repurchase program from May 8, 2018. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. No time limit has been set for the completion of the repurchase program and the program may be suspended or discontinued at any time. See Note 11 to the Consolidated Financial Statements for further information regarding our stock repurchase program.
Performance Graph
The following graph and accompanying table show the cumulative total return to stockholders of Potbelly Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index, S&P 600 SmallCap Index and S&P 600 Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from December 29, 2019 to December 29, 2024. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

5 Year Cumulative Total Return
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
December 2019
March 2020
June 2020
September 2020
December 2020
March 2021
June 2021
September 2021
December 2021
March 2022
June 2022
September 2022
December 2022
March 2023
June 2023
September 2023
December 2023
March 2024
June 2024
September 2024
December 2024
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
This section of this Form 10-K generally discusses our results of operations and financial condition for the year ended December 29, 2024. For a discussion of similar topics for the years ended December 31, 2023 and December 25, 2022, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K, filed on March 8, 2024.
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
The table below sets forth a rollforward of company-operated and franchise-operated activities:

	Company- Operated	Franchise-Operated	Total Company

Shops as of December 26, 2021	397	46	443
Shops opened	—	1	1
Shops closed	(13)	(2)	(15)
Shops refranchised	—	—	—
Shops as of December 25, 2022	384	45	429
Shops opened	1	5	6
Shops closed	(7)	(4)	(11)
Shops refranchised	(33)	33	—
Shops as of December 31, 2023	345	79	424
Shops opened	5	18	23
Shops closed	(3)	(2)	(5)
Shops refranchised	(1)	1	—
Shops as of December 29, 2024	346	96	442

Fiscal Year
Operating results are reported on a 52-week fiscal year calendar, with a 53-week year occurring every fifth or sixth year. Our fiscal year ends on the last Sunday of each calendar year. Fiscal year 2024 consists of 52 weeks, fiscal year 2023 consisted of 53 weeks and fiscal year 2022 consisted of 52 weeks.
Key Performance Indicators
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how the business is performing are same store sales, number of shop openings, shop-level profit margins, system-wide sales, average unit volume and adjusted EBITDA.
Company-Operated Same Store Sales
Same store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable store base to include those shops open for 15 months or longer. For the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022 there were 341, 366 and 379 shops, respectively, in our comparable company-operated store base. Same store sales growth can be generated by an increase in traffic and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the same store sales calculation, traffic is defined as the sum of entrée's purchased, which includes sandwiches, salads, and bowls of soup or mac and cheese. In fiscal years that include a 53rd week, the last week of the fourth quarter and fiscal year is excluded from the year-over-year comparisons so that the time periods are consistent. In a fiscal year that follows a 53-week year, the current period sales continue to be compared to the sales from the prior 52 weeks rather than the weeks of the same fiscal period from the prior year. The trailing 52-week method provides better alignment to sales drivers when comparing sales performance.
Number of Shop Openings
The number of company-operated shop openings during a particular reporting period may have an impact on our results that period and other surrounding periods. Before we open new company-operated shops, we incur pre-opening costs. Often, new shops open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. While sales volumes are generally higher during the initial opening period, new shops typically experience normal inefficiencies in the form of higher cost of sales, labor and other direct operating expenses and as a result, shop-level profit margins are generally lower during the start-up period of operation. The average start-up period is 10 to 13 weeks. With our focus on franchise shop development, we expect our company shop development will be limited for the foreseeable future.
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
System-Wide Sales
System-wide sales is defined as the sum of sales generated by company-operated shops and sales generated by franchised shops, net of all promotional allowances, discounts, and employee meals. Net sales from franchised shops are not included in total revenues. Rather, revenues are limited to the royalties, fees and other income collected from franchisees. System-wide sales is not required by, or presented in accordance with U.S. GAAP. We believe that system-wide sales is a useful measure of operating performance, as it helps management evaluate brand scale and market penetration.
Average Unit Volume
Average unit volume is measured both on a weekly (average weekly sales) and annual basis. Average weekly sales consist of company-operated shop sales over a seven-day period from Monday to Sunday. Average unit volume represents the average annual sales of all company-operated shops, calculated based off of total net sales for all company-operated shops for the fiscal year divided by the total number of shop operating weeks during the same period. That amount is then annualized by multiplying by 52. We believe average unit volume allows management to assess changes in consumer spending patterns and the overall performance of our shops.
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
Key Financial Definitions
Sandwich Shop Sales, Net
Net sandwich shop sales includes food and beverage sales, net of promotional allowances, including our Potbelly Perks program and employee meals generated by company-operated shops. Company-operated shop sales are influenced by new shop openings, shop closures, including refranchise transactions, and same store sales.
Franchise Royalties, Fees and Rental Income
Franchise royalties, fees and rental income includes royalty income and Brand Fund contributions collected from our franchisees, both of which are earned based on a percentage of franchisee sales, an initial franchise fee, which is recognized over the term of the franchise agreement once a shop is opened, fees to support shop systems and technology, and in some cases where we sublease to a franchisee, rental income.
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
Loss (Gain) on Franchise Growth Acceleration Initiative Activities
Loss (gain) on Franchise Growth Acceleration Initiative Activities includes the gains and losses recognized on the sale of company-operated shops and other expenses incurred to execute a refranchising transaction.
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
Loss on Extinguishment of Debt
Loss on extinguishment of debt includes the gains and losses recognized on the termination in full of our obligations and commitments under various credit facilities. Refer to the Liquidity and Capital Resources section of this filing for additional information.
Interest Expense, Net
Interest expense, net primarily consists of interest and fees associated with our Term Loan, including the amortization of debt issuance costs and other miscellaneous interest charges. Interest expense, net includes interest income generated through our investments in money market funds.

Income Tax (Benefit) Expense
Income tax (benefit) expense represents estimated tax charges due to municipalities based on our income earned in those jurisdictions.
Non-controlling Interests
Non-controlling interests represents non-controlling partners’ share of the assets, liabilities and operations related to seven joint venture investments. Potbelly has ownership interests ranging from 51-80% in these consolidated joint ventures.

Results of Operations
Fiscal Year 2024 (52 Weeks) Compared to Fiscal Year 2023 (53 Weeks)
This section of this Form 10-K generally discusses our results of operations and financial condition for the year ended December 29, 2024. For a discussion of similar topics for the years ended December 31, 2023 and December 25, 2022, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K, filed on March 8, 2024.
The following table presents information comparing the components of net income for the periods indicated (dollars in thousands):

	Fiscal Year
	2024	% of Revenues	2023	% of Revenues	2022	% of Revenues
Revenues
Sandwich shop sales, net	$446,165	96.4%	$482,246	98.1%	$447,901	99.1%
Franchise royalties, fees and rental income	16,433	3.6	9,163	1.9	4,072	0.9
Total revenues	462,598	100.0	491,409	100.0	451,973	100.0

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	120,042	26.9	133,726	27.7	129,151	28.8
Labor and related expenses	129,252	29.0	143,744	29.8	142,095	31.7
Occupancy expenses	48,156	10.8	51,885	10.8	54,536	12.2
Other operating expenses	81,154	18.2	84,363	17.5	74,916	16.7

(Percentages stated as a percent of total revenues)
Franchise support, rent and marketing expenses	11,486	2.5	5,741	1.2	694	0.2
General and administrative expenses	46,968	10.2	48,496	9.9	37,741	8.4
Depreciation expense	12,669	2.7	12,138	2.5	11,890	2.6
Pre-opening costs	160	NM	115	NM	—	NM
Loss (gain) on Franchise Growth Acceleration Initiative activities	462	NM	(2,142)	(0.4)	—	NM
Impairment, loss on disposal of property and equipment and shop closures	1,257	0.3	3,338	0.7	4,754	1.1
Total operating expenses	451,606	97.6	481,403	98.0	455,777	100.8
Income from operations	10,992	2.4	10,006	2.0	(3,804)	(0.8)

Interest expense, net	829	0.2	3,281	0.7	1,349	0.3
Loss on extinguishment of debt	2,376	0.5	239	NM	(10,191)	(2.3)
Income before income taxes	7,787	1.7	6,486	1.3	5,038	1.1
Income tax (benefit) expense	(33,545)	(7.3)	909	0.2	327	NM
Net income	41,332	9.0	5,577	1.1	4,711	1.0
Net income attributable to non-controlling interests	1,038	0.2	458	NM	366	NM
Net income attributable to Potbelly Corporation	$40,294	8.8%	$5,119	1.0%	$4,345	1.0%

	Fiscal Year
Other Key Performance Indicators	2024		2023		2022
Same store sales	(0.3)%		12.0%		18.5%
Shop-level profit margin	15.1%		14.2%		10.5%
System-wide sales	$560,494		$559,688		$497,233
Average unit volume	$1,306		$1,299		$1,168
Adjusted EBITDA	$32,550		$28,331		$15,739

"NM" - Amount is not meaningful

Sandwich Shop Sales, Net
Sandwich shop sales, net decreased by $36.1 million, or 7.5%, to $446.2 million for fiscal year 2024, from $482.2 million for fiscal year 2023. This decrease was primarily driven by refranchising of 34 company operated shops to the amount of $26.9 million and an additional week in the fourth quarter of fiscal year 2023 which contributed an additional $6.2 million in shop sales.
Franchise Royalties, Fees and Rental Income
Revenue from franchise royalties, fees and rental income increased by $7.3 million, or 79.3%, to $16.4 million for fiscal year 2024, from $9.2 million for fiscal year 2023. This increase was primarily driven by additional franchise fees including advertising, from refranchising efforts and the opening of 18 new franchise locations in 2024 to the amount of $2.9 million, $2.5 million of additional franchise rental income in 2024 due to refranchise transactions and an additional $1.7 million in franchise royalties in 2024 driven by the previously noted items.

Food, Beverage and Packaging Costs
Food, beverage and packaging costs decreased by $13.7 million, or 10.2%, to $120.0 million for fiscal year 2024, compared to $133.7 million for fiscal year 2023. This decrease was primarily driven by lower costs from refranchised shops since the beginning of 2023, a decrease in protein costs, and the additional week in the fourth quarter of fiscal year 2023. As a percentage of sandwich shop sales, food, beverage and packaging costs decreased to 26.9% for fiscal year 2024, from 27.7% for fiscal year 2023, primarily driven by a decrease in costs and lower inflation.
Labor and Related Expenses
Labor and related expenses decreased by $14.5 million, or 10.1%, to $129.3 million for fiscal year 2024, from $143.7 million for fiscal year 2023, primarily driven by shops that were refranchised since the beginning of 2023, the additional week in the fourth quarter fiscal year 2023 and a decrease in incentive compensation. Labor and related expenses also benefited from a settlement payment received from a third-party software provider whose issues related to a service disruption impacted the efficiency of our shop operations in certain quarters of fiscal year 2024. As a percentage of sandwich shop sales, labor and related expenses decreased to 29.0% for fiscal year 2024, from 29.8% for fiscal year 2023, primarily driven by the previously noted items.
Occupancy Expenses
Occupancy expenses decreased by $3.7 million, or 7.2%, to $48.2 million for fiscal year 2024, from $51.9 million for fiscal year 2023, primarily due to our refranchising efforts and the additional week in the fourth quarter of fiscal year 2023. As a percentage of sandwich shop sales, occupancy expenses were 10.8% for fiscal year 2024, which is consistent with fiscal year 2023.
Other Operating Expenses
Other operating expenses decreased by $3.2 million, or 3.8%, to $81.2 million for fiscal year 2024, from $84.4 million for fiscal year 2023. The decrease was primarily driven by lower costs from refranchised shops and a benefit from a settlement payment received from a third-party software provider whose issues related to a service disruption impacted the efficiency of our shop operations. The decrease was partially offset by increases in marketing and advertising spend. As a percentage of sandwich shop sales, other operating expenses increased to 18.2% for fiscal year 2024, from 17.5% for fiscal year 2023, primarily driven by an increase in marketing and advertising spend.
Franchise support, rent and marketing expenses
Franchise support, rent and marketing expenses increased by $5.7 million, or 100.1%, to $11.5 million for fiscal year 2024, from $5.7 million for fiscal year 2023. The increase was driven by an increase in rent expense from shops subleased to franchisees and marketing and advertising expenses related to the Brand Fund as a result of the refranchising efforts of company-owned shops and the opening of 18 additional franchise locations in 2024.

General and Administrative Expenses
General and administrative expenses decreased by $1.5 million, or 3.2%, to $47.0 million for fiscal year 2024, from $48.5 million for fiscal year 2023. This decrease was primarily driven by a decrease in incentive compensation. The decrease was partially offset by $1.8 million legal settlement costs recognized for a class action lawsuit related to the Washington Equal Pay and Opportunities Act (see note 14, Commitments and Contingencies in Item 8 for additional information), an increase in professional service and consulting costs related to nonrecurring strategic initiatives and increased payroll costs.
Depreciation Expense
Depreciation expense increased by $0.5 million, or 4.4%, to $12.7 million for fiscal year 2024, from $12.1 million for fiscal year 2023.
Loss (Gain) on Franchise Growth Acceleration Initiative activities
Loss (gain) on Franchise Growth Acceleration Initiative was a loss of $0.5 million during fiscal year 2024 compared with a gain of $2.1 million during fiscal year 2023. The decrease was primarily related to the difference in book value compared to purchase price of the refranchised assets during fiscal year 2024 compared to fiscal year 2023.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased to $1.3 million for fiscal year 2024, compared to $3.3 million for fiscal year 2023. The decrease was primarily related to gains on lease terminations in fiscal year 2024 and higher impairment charges, shop closure costs and loss on disposals of assets in fiscal year 2023.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was a loss of $2.4 million in fiscal year 2024 compared with a loss of $0.2 million in fiscal year 2023. The increase was due to the extinguishment of the Term Loan in the first quarter of 2024, which was subject to a prepayment penalty and required the company to write-off debt issuance costs originally capitalized when the Term Loan was executed.
Interest Expense, Net
Interest expense, net was $0.8 million for fiscal year 2024 and $3.3 million for fiscal year 2023, as a result of lower outstanding borrowings on the Revolving Facility as compared with the Term Loan and lower interest rates on the Revolving Facility.
Income Tax (Benefit) Expense
We recognized an income tax benefit of $33.5 million for fiscal year 2024 compared to expense of $0.9 million for fiscal year 2023. This change was primarily due to a $35.3 million valuation allowance release as we concluded that it was more likely than not that we would be able to utilize all of our U.S. federal deferred tax assets and a significant portion of our state deferred tax assets.
Non-Controlling Interests
The portion of income attributable to non-controlling interest increased by $0.6 million in fiscal year 2024 compared with fiscal year 2023 primarily due to increased airport travel driving higher traffic in these locations, partially offset by additional costs incurred.

Non-GAAP Financial Measures
Shop-Level Profit Margin
Shop-level profit margin was 15.1% for fiscal year 2024 and 14.2% for fiscal year 2023. Shop-level profit margin is not required by, or presented in accordance with GAAP. We believe shop-level profit margin is important in evaluating shop-level productivity, efficiency and performance.

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022

Income from operations [A]	$10,992	$10,006	$(3,804)
Income from operations margin [A÷B]	2.4%	2.0%	(0.8)%
Less: Franchise royalties, fees and rental income	16,433	9,163	4,072
Franchise support, rent and marketing expenses	11,486	5,741	694
General and administrative expenses	46,968	48,496	37,741
Depreciation expense	12,669	12,138	11,890
Pre-opening costs	160	115	—
Loss (gain) on Franchise Growth Acceleration Initiative activities	462	(2,142)	—
Impairment, loss on disposal of property and equipment and shop closures	1,257	3,338	4,754
Shop-level profit [C]	$67,561	$68,528	$47,203
Total revenues [B]	$462,598	$491,409	$451,973
Less: Franchise royalties, fees and rental income	16,433	9,163	4,072
Sandwich shop sales, net [D]	$446,165	$482,246	$447,901
Shop-level profit margin [C÷D]	15.1%	14.2%	10.5%

Adjusted EBITDA
Adjusted EBITDA was $32.6 million for fiscal year 2024 and $28.3 million for fiscal year 2023. Adjusted EBITDA is not required by, or presented in accordance with GAAP. We believe that adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
	($ in thousands)
Net income attributable to Potbelly Corporation	$40,294	$5,119	$4,345
Depreciation expense	12,669	12,138	11,890
Interest expense	829	3,281	1,349
Income tax (benefit) expense	(33,545)	909	327
EBITDA	$20,247	$21,447	$17,911
Impairment, loss on disposal of property and equipment, and shop closures (a)	1,257	3,338	4,754
Stock-based compensation (b)	5,728	5,449	3,265
Loss on extinguishment of debt (c)	2,376	239	(10,191)
Loss (gain) on Franchise Growth Acceleration Initiative activities (d)	462	(2,142)	—
Legal settlements (e)	1,764	—	—
Strategic initiatives (f)	716	—	—
Adjusted EBITDA	$32,550	$28,331	$15,739
______________________________
(a)This adjustment includes costs related to impairment of long-lived assets, loss on disposal of property and equipment and shop closure expenses.
(b)This adjustment includes costs related to the 2019 Long-Term Incentive Plan.
(c)This adjustment includes costs related to the loss recognized upon the termination of the Company’s Term Loan and Former Credit Facility for 2024 and 2023, respectively.
(d)This adjustment includes cost related to our plan to grow our franchise units domestically through multi-unit shop development area agreements, which may include refranchising certain company-operated shops.
(e)This adjustment relates to a loss contingency recorded for to a pay disclosure claim in the state of Washington and the related legal fees. Refer to Note 14, Commitments and Contingencies in item 8 for further details.
(f)This adjustment includes professional service and consulting costs related to nonrecurring strategic initiatives.

Liquidity and Capital Resources
General
Potbelly’s ongoing primary sources of liquidity and capital resources are cash provided from operating activities, existing cash and cash equivalents, and our Revolving Facility. In the short term, Potbelly’s primary requirements for liquidity and capital are new and existing shop capital investments including franchise growth, maintenance, lease obligations, working capital and general corporate needs. Potbelly’s requirement for working capital is not significant since our customers pay for their food and beverage purchases in cash or payment cards (credit or debit) at the time of sale. Thus, Potbelly is able to sell certain inventory items before we need to pay our suppliers for such items. Company-operated shops do not require significant inventories or receivables.
We ended fiscal year 2024 with a cash balance of $12.5 million and total liquidity (cash less restricted cash, plus available cash on Revolving Facility) of $37.7 million compared to a balance of $34.5 million and total liquidity (cash less restricted cash) of $33.8 million at the end of fiscal year 2023. We believe that cash from our operations and the cash available to us under the Revolving Facility provide us sufficient liquidity for at least the next twelve months.
Cash Flows
The following table presents summary cash flow information for the periods indicated (in thousands):

	Fiscal Year
Net cash provided by (used in)	2024	2023
Operating activities	$19,663	$19,488
Investing activities	(19,082)	(10,771)
Financing activities	(22,640)	10,202
Net change in cash	$(22,059)	$18,918
Operating Activities
Net cash provided by operating activities increased to $19.7 million for fiscal year 2024 from cash provided by operating activities of $19.5 million for fiscal year 2023. The $0.2 million change in operating cash was primarily driven by higher incentive payments made in 2024 compared to the prior year and working capital changes, primarily within accrued expenses.
Investing Activities
Net cash used in investing activities increased to $19.1 million for fiscal year 2024 from cash used in investing activities of $10.8 million for fiscal year 2023. The $8.3 million additional cash used in investing activities was primarily driven by $5.9 million less cash collected from the sale of refranchised assets in fiscal year 2024 compared with 2023 and $2.2 million of additional capital expenditures in fiscal year 2024 which related to ongoing investment in our company-operated shops and digital platforms.
Financing Activities
Net cash used in financing activities decreased to $22.6 million for fiscal year 2024 from cash provided by financing activities of $10.2 million for fiscal year 2023. The $32.8 million change in financing cash flow was primarily driven by repayment of the Term Loan in fiscal year 2024 compared with the prior year when the Company had proceeds from the Term Loan.
Stock Repurchase Program
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock ("2018 Repurchase Program"). For the fiscal year ended 2024, we did not repurchase any shares of our common stock under the 2018 Repurchase Program. The 2018 Repurchase Program was terminated on May 7, 2024.

On May 7, 2024, our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock at any time during the next three years ("2024 Repurchase Program"). This program replaces the 2018 Repurchase Program, which was terminated upon execution of the 2024 Repurchase Program. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") or in privately negotiated transactions). The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For fiscal year 2024, we repurchased 164,046 shares of our common stock under the 2024 Repurchase Program for an aggregate of $1.4 million, including cost and commission, in open market transactions. As of December 29, 2024, the remaining dollar value of authorization under the 2024 Repurchase Program is $18.6 million. Repurchased shares are included as treasury stock in the consolidated balance sheets and the consolidated statements of equity.
Securities Purchase Agreement
On February 9, 2021, we closed on a Securities Purchase Agreement (the “SPA”) for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are initially exercisable commencing August 13, 2021 through their expiration date of August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. In fiscal year 2024 and 2023, 240,187 and 176,272 warrants, respectively, were exercised at the exercise price of $5.45 per warrant. As of December 29, 2024 and December 31, 2023, we had 883,402 and 1,123,589 warrants, respectively, outstanding that are exercisable through August 12, 2026.
Equity Offering Program
On November 3, 2021, we entered into a certain Equity Sales Agreement (the “Sales Agreement”) with William Blair & Company, L.L.C., as agent (“William Blair”) pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the “Shares”), from time to time, in our sole discretion, through an “at the market” equity offering program under which William Blair will act as sales agent. We have no obligation to sell any Shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The Sales Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and William Blair and other obligations of the parties As of March 6, 2025, we have not sold any shares under the sales agreement.
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
Loans under the Credit Agreement will bear interest, at our option, at either one-month term secured overnight financing rate ("SOFR") or the base rate plus, in each case, an applicable rate per annum, based upon the Consolidated Adjusted Leverage Ratio (as defined in the Credit Agreement). The applicable rate may vary between 3.75% and 2.75% with respect to borrowings which are based upon the one-month term SOFR and between 2.25% and 1.25% with respect to borrowings which are based upon the base rate. The applicable rate with respect to one-month term SOFR borrowings is 3.25% and the applicable rate with respect to base rate borrowings was 1.75% from February 7, 2024 through September 29, 2024, based upon ratios calculated in compliance certificates and 1.50% from September 30th, through December 29,

2024, based upon ratios calculated in the most recent compliance certificate for the fiscal quarter ending September 29, 2024.
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
Term Loan
On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “Term Loan Credit Agreement”) with Sagard Holdings Manager LP as administrative agent (the “Administrative Agent”). The Term Loan Credit Agreement provides for a term loan facility with an aggregate commitment of $25.0 million (the “Term Loan”). Concurrent with entry into the Term Loan Credit Agreement, we repaid in full and terminated the obligations and commitments under our Former Credit Facility, as defined below. In connection with entering into the Term Loan Credit Agreement, we paid $2.2 million in debt issuance costs, all of which were capitalized. The remaining proceeds from the Term Loan were used to pay related transaction fees and expenses, and for general corporate purposes.
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

On February 7, 2024, we repaid in full and terminated the obligations and commitments under the Term Loan Credit Agreement. As a result of repaying and terminating the Term Loan, we recognized a loss on extinguishment of debt of $2.4 million for fiscal year 2024.
Former Credit Facility
On August 7, 2019, we entered into a second amended and restated revolving credit facility agreement (the "Former Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”). The Former Credit Agreement amends and restates that certain amended and restated revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. The Former Credit Agreement provided, among other things, for a revolving credit facility in a maximum principal amount $40 million, with possible future increases of up to $20 million under an expansion feature (the "Former Credit Facility"). Borrowings under the Former Credit Facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a specified margin or (ii) a prime rate as announced by JP Morgan plus a specified margin. The applicable margin was determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we were required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022, we subsequently amended the Former Credit Agreement during fiscal years 2020, 2021 and 2022. The Former Credit Agreement provided for a revolving credit facility in a maximum principal amount of $25 million following these amendments.
On February 7, 2023, we repaid in full and terminated the obligations and commitments under the Former Credit Agreement. Upon termination of the Former Credit Facility, we recognized a loss on extinguishment of debt of $0.2 million for fiscal year 2023.
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
Income Taxes
In determining the provision for income taxes for financial statement purposes, we make estimates and judgements which affect our evaluation of the carrying value of our deferred tax assets as well as our calculation of certain tax liabilities. We evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, expectations for future pre-tax operating income, the time period over which our temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected shop openings, new franchise agreements, revenue growth, and operating margins, among others.
When considered necessary, a valuation allowance is recorded to reduce the carrying amount of the deferred tax assets to their anticipated realizable value. During fiscal year 2024, based on all available positive and negative evidence, including taxable income generated in recent periods and forecasts of taxable income in future periods, we concluded that it was more likely than not that we will be able to utilize our U.S. federal and state deferred tax assets, except for a portion related to certain states where the allowable carryforward period is expected to limit our ability to fully utilize them. As a result of this, we released the valuation allowance for all of our U.S. federal deferred tax assets and a significant portion of our state deferred tax assets during the year ended December 29, 2024, resulting in an income tax benefit of $35.3 million.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Potbelly is subject to interest rate risk in connection with borrowings under the Revolving Credit Facility, which bears interest at variable rates. As of December 29, 2024, the Company has borrowed $4.0 million from its $30.0 million credit facility. For more information see Note 9, Debt in the accompanying Notes to Consolidated Financial Statements contained in Item 8. A 100 basis point change in the interest rate would not have a material impact on our financial condition or results of operations. We currently do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
Commodity Price Risk
Potbelly is also exposed to commodity price risks. Many of the food products we purchase are subject to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, proposed tariffs, the general risk of commodity inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. We work with our suppliers and use a mix of forward pricing protocols for certain items under which we agree with suppliers on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with the supplier for the duration of that protocol and formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. Our use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less). We do not enter into futures contracts or other derivative instruments. Increased prices or shortages could generally affect the cost and quality of the items we buy or may require us to further raise prices or limit our menu options. These events, combined with other general economic and demographic conditions, could impact our pricing and negatively affect our sales and profit margins. We also could experience shortages of key ingredients if our suppliers face disruptions in their supply chain.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Potbelly Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Potbelly Corporation and subsidiaries (the “Company”) as of December 29, 2024, and December 31, 2023, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 29, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024, and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Impairment of Long-Lived Assets—Refer to Note 2 to the financial statements

Critical Audit Matter Description

As of December 29, 2024, the Company had long-lived assets, which includes property and equipment of $50.5 million and right-of- use assets for operating leases of $133.2 million. Long-lived assets are grouped at the individual shop-level (long-lived shop assets or asset group) for the purpose of the impairment assessment. The Company assesses potential impairments whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its forecasted shop cash flows expected to be generated by the asset group.

We identified the evaluation of long-lived shop asset impairment as a critical audit matter because the determination of the forecasted individual shop cash flows, including revenue, cost of goods sold, and labor expenses, requires a high degree of auditor judgment and increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our primary audit procedures related to the forecasted individual shop cash flows included the following, among others:

•We tested the operating effectiveness of controls over the long-lived shop asset impairment assessment, including those over the forecasted cash flows.

•We assessed the reasonableness of management’s forecasted shop cash flows, including revenue, cost of goods sold, and labor expenses, by comparing the forecasts to (1) actual results from recent historical periods, (2) internal communications to management and the Board of Directors, (3) external communications made by management to analysts and investors, and (4) industry data.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 6, 2025

We have served as the Company’s auditor since 2005.

Potbelly Corporation and Subsidiaries
Consolidated Balance Sheets
(amounts in thousands, except par value data)

	December 29, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$11,663	$33,788
Accounts receivable, net of allowances of $22 and $26 as of December 29, 2024 and December 31, 2023, respectively	9,765	7,960
Inventories	3,744	3,516
Prepaid expenses and other current assets	7,882	7,828
Assets classified as held-for-sale	147	—
Total current assets	$33,201	$53,092

Property and equipment, net	50,533	45,087
Right-of-use assets for operating leases	133,207	144,390
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,049	2,056
Restricted cash	815	749
Deferred tax assets	33,816	—
Deferred expenses, net and other assets	6,121	3,681
Total assets	$263,146	$252,460

Liabilities and equity
Current liabilities
Accounts payable	$9,552	$9,927
Accrued expenses	32,872	35,377
Short-term operating lease liabilities	22,809	24,525
Current portion of long-term debt	—	1,250
Total current liabilities	65,233	71,078

Long-term debt, net of current portion	4,000	19,168
Long-term operating lease liabilities	127,929	142,050
Other long-term liabilities	8,036	6,070
Total liabilities	205,198	238,367

Commitments and contingencies (Note 14)

Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 29,893 and 29,364 shares as of December 29, 2024 and December 31, 2023, respectively	398	389
Warrants	1,745	2,219
Additional paid-in-capital	470,085	462,583
Treasury stock, held at cost, 10,445 and 10,077 shares as of December 29, 2024, and December 31, 2023, respectively	(120,338)	(116,701)
Accumulated deficit	(293,503)	(333,797)
Total stockholders’ equity	58,387	14,693
Non-controlling interest	(439)	(600)
Total equity	57,948	14,093

Total liabilities and equity	$263,146	$252,460
See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries
Consolidated Statements of Operations
(amounts and shares in thousands, except per share data)

	Fiscal Year
	2024	2023	2022
Revenues
Sandwich shop sales, net	$446,165	$482,246	$447,901
Franchise royalties, fees and rental income	16,433	9,163	4,072
Total revenues	462,598	491,409	451,973

Expenses
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	120,042	133,726	129,151
Labor and related expenses	129,252	143,744	142,095
Occupancy expenses	48,156	51,885	54,536
Other operating expenses	81,154	84,363	74,916
Franchise support, rent and marketing expenses	11,486	5,741	694
General and administrative expenses	46,968	48,496	37,741
Depreciation expense	12,669	12,138	11,890
Pre-opening costs	160	115	—
Loss (gain) on Franchise Growth Acceleration Initiative activities	462	(2,142)	—
Impairment, loss on disposal of property and equipment and shop closures	1,257	3,338	4,754
Total operating expenses	451,606	481,403	455,777
Income (loss) from operations	10,992	10,006	(3,804)

Interest expense, net	829	3,281	1,349
Loss (gain) on extinguishment of debt	2,376	239	(10,191)
Income before income taxes	7,787	6,486	5,038
Income tax (benefit) expense	(33,545)	909	327
Net income	41,332	5,577	4,711
Net income attributable to non-controlling interest	1,038	458	366
Net income attributable to Potbelly Corporation	$40,294	$5,119	$4,345

Net income per common share attributable to common stockholders:
Basic	$1.35	$0.18	$0.15
Diluted	$1.31	$0.17	$0.15
Weighted average shares outstanding:
Basic	29,838	29,201	28,625
Diluted	30,720	30,088	29,065
See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries
Consolidated Statements of Equity
(amounts and shares in thousands)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 26, 2021	28,380	$380	$(114,577)	$2,566	$452,570	$(343,261)	$(95)	$(2,417)
Net income	—	—	—	—	—	4,345	366	4,711
Shares issued under equity compensation plans	439	4	(811)	—	(4)	—	—	(811)
Distributions to non-controlling interest	—	—	—	—	—	—	(475)	(475)
Stock-based compensation expense	—	—	—	—	3,265	—	—	3,265
Balance at December 25, 2022	28,819	$384	$(115,388)	$2,566	$455,831	$(338,916)	$(204)	$4,273
Net income	—	—	—	—	—	5,119	458	5,577
Shares issued under equity compensation plans	368	4	(1,313)	—	(4)	—	—	(1,313)
Proceeds from exercise of warrants	177	1	—	(347)	1,307	—	—	961
Distributions to non-controlling interest	—	—	—	—	—	—	(854)	(854)
Stock-based compensation expense	—	$—	$—	$—	$5,449	$—	$—	$5,449
Balance at December 31, 2023	29,364	$389	$(116,701)	$2,219	$462,583	$(333,797)	$(600)	$14,093
Net income	—	—	—	—	—	40,294	1,038	41,332
Shares issued under equity compensation plans	453	7	(2,244)	—	(7)	—	—	(2,244)
Proceeds from exercise of warrants	240	2	—	(474)	1,781	—	—	1,309
Distributions to non-controlling interest	—	—	—	—	—	—	(1,180)	(1,180)
Contribution from non-controlling interest	—	—	—	—	—	—	303	303
Stock-based compensation expense	—	—	—	—	5,728	—	—	5,728
Repurchases of common stock	(164)	—	(1,393)	—	—	—	—	(1,393)
Balance at December 29, 2024	29,893	$398	$(120,338)	$1,745	$470,085	$(293,503)	$(439)	$57,948
See accompanying notes to the consolidated financial statements.

Potbelly Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year
	2024	2023	2022
Cash flows from operating activities:
Net income	$41,332	$5,577	$4,711
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	12,669	12,138	11,890
Noncash lease expense	24,317	25,814	25,792
Deferred income tax	(34,091)	—	18
Stock-based compensation expense	5,728	5,450	3,265
Asset impairment, shop closure and disposal of property and equipment	(136)	1,058	3,651
Loss (gain) on Franchise Growth Acceleration Initiative activities	462	(2,202)	—
Loss (gain) on extinguishment of debt	2,376	224	(10,191)
Amortization of debt issuance costs	234	482	270
Changes in operating assets and liabilities:
Accounts receivable, net	(1,826)	(1,580)	(387)
Inventories	(269)	177	(499)
Prepaid expenses and other assets	(1,747)	(3,989)	(520)
Accounts payable	(622)	(1,025)	2,239
Operating lease liabilities	(27,887)	(30,721)	(27,984)
Accrued expenses and other liabilities	(877)	8,086	221
Net cash provided by operating activities	19,663	19,488	12,476

Cash flows from investing activities:
Purchases of property and equipment	(19,284)	(17,053)	(8,426)
Proceeds from sales of refranchised shops	373	6,282	—
Other investing activities	(171)	—	—
Net cash used in investing activities	(19,082)	(10,771)	(8,426)

Cash flows from financing activities:
Borrowings under Revolving Facility	11,500	—	—
Borrowings under Term Loan	—	25,000	—
Borrowings under Former Credit Facility	—	14,600	39,050
Repayments under Revolving Facility	(7,500)	—	—
Repayments under Term Loan	(22,827)	—	—
Repayments under Former Credit Facility	—	(23,150)	(40,350)
Principal payments made for Term Loan	—	(2,838)	—
Payment of debt issuance costs	(623)	(2,205)	(196)
Proceeds from exercise of warrants	1,309	961	—
Employee taxes on certain stock-based payment arrangements	(2,229)	(1,312)	(813)
Contributions from non-controlling interest	303	—	—
Distributions to non-controlling interest	(1,180)	(854)	(475)
Treasury Stock repurchase	(1,393)	—	—
Net cash (used in) provided by financing activities	(22,640)	10,202	(2,784)

Net change in cash and cash equivalents	(22,059)	18,918	1,266
Cash and cash equivalents and restricted cash at beginning of period	34,537	15,619	14,353
Cash and cash equivalents and restricted cash at end of period	$12,478	$34,537	$15,619

Supplemental cash flow information:
Income taxes paid	784	278	139
Interest paid	715	3,483	936

Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	1,239	1,008	778
Unpaid liability for employee taxes on certain stock-based payment arrangements	16	13	15
See accompanying notes to the consolidated financial statements.

POTBELLY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Dollars and shares in thousands, except per share amounts or where noted)
(1) Organization and Other Matters
Business
Potbelly Corporation, a Delaware corporation, together with its subsidiaries (collectively referred to as “the Company,” “Potbelly,” “we,” “us,” or “our”), owns and operates 346 company-operated shops in the United States as of December 29, 2024. Additionally, Potbelly franchisees operate 96 shops domestically.
Basis of Presentation
We do not have any components of other comprehensive income recorded within our consolidated financial statements and therefore, do not separately present a statement of comprehensive income in our consolidated financial statements.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
The Company's consolidated financial statements include the accounts of Potbelly; its wholly-owned subsidiary, Potbelly Illinois, Inc. (“PII”); PII’s wholly-owned subsidiaries, Potbelly Franchising, LLC and Potbelly Sandwich Works, LLC (“PSW”); seven of PSW’s wholly-owned subsidiaries and PSW’s six joint ventures, collectively, the “Company.” All intercompany balances and transactions have been eliminated in consolidation. For our six consolidated joint ventures, "non-controlling interest" represents the non-controlling partner’s share of the assets, liabilities and operations related to the joint venture investments. Potbelly has ownership interests ranging from 51-80% in these consolidated joint ventures.
(b) Reporting Period
We use a 52/53-week fiscal year that ends on the last Sunday of the calendar year. Approximately every five or six years a 53rd week is added. Fiscal year 2024 consists of 52 weeks, fiscal year 2023 consisted of 53 weeks and fiscal year 2022 consisted of 52 weeks.
(c) Segment Reporting
We own and operate Potbelly Sandwich Shop concepts in the United States. We also have domestic franchise operations of Potbelly Sandwich Shops concepts. We have no customers that account for ten percent or more of our total revenue. Our chief operating decision maker (the “CODM”) is our Chief Executive Officer. The CODM reviews entity-wide operating results on a recurring basis to allocate resources, evaluate strategic decisions and to monitor budget versus actual results. As part of this review, the CODM examines the consolidated statement of operations, including the descriptive drivers of key line items within the consolidated statement of operations (e.g. sandwich shop sales and occupancy expenses) and consolidated net income, which is the segment measure of profit or loss. As the CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, we have one operating segment and one reportable segment. The accounting policies of the single reportable segment are the same as those described in the summary of significant accounting policies. The measure of the single reportable segment assets that the CODM reviews is reported on the Consolidated Balance Sheet as “Total assets”.
(d) Use of Estimates
The accompanying consolidated financial statements, presented in U.S. dollars, are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Significant estimates are used in accounting for, among other items, long-lived assets and income taxes. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any individual year.

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
The following table presents information about our financial assets that were measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	December 29, 2024	December 31, 2023

Assets - Level 1
Money market funds	$836	$6,398
Financial assets measured at fair value on recurring basis	$836	$6,398
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
(h) Restricted Cash
As of December 29, 2024, we had restricted cash related to funds held in a money market account as collateral for letters of credit to certain lease agreements.
The reconciliation of cash and cash equivalents and restricted cash presented in the consolidated balance sheets to the total amount shown in our consolidated statements of cash flows is as follows:

	December 29, 2024	December 31, 2023

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$11,663	$33,788
Restricted cash, noncurrent	815	749
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$12,478	$34,537
(i) Accounts Receivable, net
Accounts receivable, net consists of amounts owed from credit card processors, customers, third-party delivery platforms, franchisees, vendors and other miscellaneous receivables.
(j) Inventories
Inventories, which consist of food products, paper goods and supplies, are valued at the lower of weighted-average cost or net realizable value. No valuation reserve is deemed necessary to reduce inventory to its fair value due to the rapid turnover and high utilization of inventory.
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
Franchise Royalties and Fees
We earn an initial franchise fee, a franchise development agreement fee and ongoing royalty fees and support fees under our franchise agreements. Initial franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. As such, these franchise fees are recognized over the contractual term of the franchise agreement. We record a contract liability for the unearned portion of the initial franchise fees. Franchise development agreement fees represent the exclusivity rights for a geographical area paid by a third party to develop Potbelly shops for a certain period of time. Franchise development agreement fee payments received by us are recorded in the consolidated balance sheets as accrued expenses or other long-term liabilities, and amortized over the term of the franchise agreement once the shops are opened. These franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. Royalty fees and the Potbelly Brand Fund contributions are based on a percentage of sales and are recorded as revenue as the fees are earned and become receivable from the franchisee. Other support fees, which primarily include fees for software and technology, are recorded as revenue as the fees are earned and the service is provided to the franchisee. Revenue from support fees are recognized gross of the related expenses since we are the principal in the arrangement to provide those services.
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
Loyalty Program
We offer a customer loyalty program for customers using the Potbelly Perks application at the point of sale. In January 2024, we enhanced our Potbelly Perks program to provide more reward options and flexibility for members. Under the original program, the customer would earn 10 points for every dollar spent, and the customer would earn a free entrée after earning 1,000 points. The free entrée reward expired after 30 days. Under the enhanced program, Potbelly Perks members will earn 10 or more coins, the equivalent of points under the legacy program, for every dollar they spend. The number of coins earned per dollar is dependent on each member's annual spend with Potbelly. Coins can be redeemed for a variety of items across the Potbelly menu. The coins expire one year after they are earned, but we have teh abiltiy to extend the exipiration date of coins, and have done so in teh past and may do so in the future. The change in program did not have a material impact on our financial statements at the time of its launch.
We defer revenue associated with the estimated selling price of coins earned by Potbelly Perks members towards free entrées as each point is earned, and a corresponding deferred revenue liability is established in accrued expenses. The deferral is based on the estimated value of the unredeemed coins and free entrées. The estimated value and the estimated redemption rates are based on a historical data analysis of loyalty reward redemptions. Estimated breakage is recognized in net shop sandwich sales and franchise royalties, fees and rental income, based on sales at company-operated and franchise operated shops, respectively, as a percentage of system-wide sales in the consolidated statement of operations. When coins are redeemed, we recognize revenue for the redeemed product and reduce accrued expenses.
Contract Costs
Sales commissions earned by internal or external sales personnel for the execution of new franchise agreements are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new franchise agreements are capitalized and then amortized on a straight-line basis over the term of the franchise agreement, which is typically eight years.
Development costs incurred for the identification of optimal site selection within a given market assists with the company's ability to fulfill the franchise agreement and such costs are expected to be recovered. These costs are capitalized if the service performed relates to an executed development or franchise agreement, in which case the costs are amortized over the term of the associated agreement, which is generally eight or ten years.
(n) Leases
We determine if an arrangement is or contains a lease at inception of the arrangement. To meet the definition of a lease, the contract must meet all three of the following criteria:

•One party (lessor) must hold an identified asset;
•The counterparty (lessee) must have the right to obtain substantially all of the economic benefits from the use of the asset throughout the period of the contract; and
•The counterparty (lessee) must have the right to direct the use of the identified asset throughout the period of the contract.
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
Brand Fund contributions made by company-operated shops are eliminated from the consolidated financial statements. Franchisee contributions are included within franchise royalties and fees in the consolidated statements of operations.
Expenses incurred by the Brand Fund are recorded to company-operated and franchised shops based on a percentage of sales. Company-operated Brand Fund expense is included within other operating expenses in our consolidated statements of operations. Franchisee Brand Fund expense is presented as franchise marketing expenses in our consolidated statements of operations. Prior periods have been reclassified to conform to the current presentation of these expenses.
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
All gains and losses recognized on sales of shops and other expenses incurred to execute a refranchising transaction are included in gain on Franchise Growth Acceleration Initiative activities in the consolidated statement of operations. Development agreement fees received are recorded in the consolidated balance sheets as accrued expenses or other long-term liabilities, and amortized over the term of the franchise agreement once the shops are opened. For the year to date ended December 29, 2024, we completed refranchising transactions under the Franchise Growth Acceleration Initiative that resulted in the sale of one company-operated shop and commitments to develop 8 additional shops. Further details on the impact of these transactions on our financial statements are described in Notes 10 and 15.
(t) Impairment of Long-Lived Assets
We assess potential impairments of our long-lived assets, which include property and equipment and right-of-use assets for operating leases, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped at the individual shop-level for the purposes of the impairment assessment because a shop represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated forecasted shop cash flows expected to be generated by the asset group. The estimation of expected future net cash flows uses estimates, including growth rates, which are inherently uncertain and rely on assumptions regarding current and future economics and market conditions. If the carrying amount of the asset group exceeds its estimated forecasted shop cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset group in the impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations. The fair value of the shop assets is determined using the income approach. Key inputs to this approach include forecasted shop cash flows, discount rate, and estimated market rent, which are all classified as Level 3 inputs. See “Fair Value Measurements” above for a definition of Level 3 inputs.
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
(v) Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through additional disclosures on segment expenses. We adopted the accounting guidance in our Annual Report on Form 10-K for the year ended December 29, 2024. The updated standard did not have a material impact on our financial statement disclosures.
Recently Issued Accounting Pronouncements
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

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact to the consolidated financial statements
(3) Revenue
Revenue recognized from all revenue sources on point in time sales was $459.4 million, $489.2 million and $450.9 million for the fiscal years 2024, 2023 and 2022, respectively. Revenue recognized from sales over time was $3.2 million, $2.2 million and $1.1 million for the fiscal years 2024, 2023 and 2022, respectively.
We recognized gift card breakage income of $1.1 million, $0.9 million and $0.7 million for the fiscal years ended 2024, 2023 and 2022, respectively, which is recorded within net sandwich shop sales in the consolidated statements of operations.
Contract Liabilities
As described in Note 2, we record current and noncurrent contract liabilities in accrued expenses and other long-term liabilities, respectively, for initial franchise fees, gift cards, and loyalty programs. We have no other contract liabilities or contract assets recorded. During the years ended December 29, 2024 and December 31, 2023 we recognized $6.5 million and $4.7 million in revenue, respectively, related to deferred revenue. The following table includes a breakout of contract liability balances:

	December 29, 2024	December 31, 2023	Change
Franchise fee liabilities	$7,163	$4,397	$2,766
Unredeemed gift card liabilities	3,954	3,971	(17)
Customer loyalty program obligations	6,181	4,057	2,124
Total contract liabilities	$17,298	$12,425	$4,873
We expect to recognize revenue related to contract liabilities as follows, which may vary based upon franchise activity, and gift card and loyalty program redemption patterns:

Years Ending	Amount
2025	$9,224
2026	1,171
2027	812
2028	813
2029	922
Thereafter	4,356
Total revenue recognized	$17,298
For the years ended December 29, 2024 and December 31, 2023, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.
Contract Costs
Deferred contract costs, which include sales commissions and site mapping fees, totaled $1.1 million and $0.9 million as of December 29, 2024 and December 31, 2023, respectively. Amortization expense for deferred costs was $0.2 million and $0.1 million for fiscal years 2024 and 2023, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
The following table summarizes the earnings per share calculation:

	Fiscal Year
	2024	2023	2022
Net income attributable to Potbelly Corporation	$40,294	$5,119	$4,345
Weighted average common shares outstanding-basic	29,838	29,201	28,625
Plus: Effect of potentially dilutive stock-based compensation awards	501	490	414
Plus: Effect of potential warrant exercise	381	397	26
Weighted average common shares outstanding-diluted	30,720	30,088	29,065
Income per share available to common stockholders-basic	$1.35	$0.18	$0.15
Income per share available to common stockholders-diluted	$1.31	$0.17	$0.15
Potentially dilutive shares that are considered anti-dilutive:
Shares	258	367	618
(5) Property and Equipment
Property and equipment, net consisted of the following:

	December 29, 2024	December 31, 2023
Leasehold improvements	$148,166	$140,203
Machinery and equipment	47,796	45,372
Furniture and fixtures	31,086	30,614
Computer equipment and software	43,150	37,769
Construction in progress	1,258	3,322
Property and equipment, gross	271,456	257,280
Less: Accumulated depreciation	(220,923)	(212,193)
Property and equipment, net	$50,533	$45,087
We recognized $0.1 million, $0.5 million and $0.5 million in 2024, 2023, and 2022, respectively, of losses on disposal of property and equipment in the consolidated statement of operations, primarily related to closures of company-operated shops.

(6) Accrued Expenses
Accrued expenses consisted of the following:

	December 29, 2024	December 31, 2023
Accrued labor and related expenses	$8,233	$12,778
Deferred revenue	6,492	4,057
Gift card liability	3,954	3,972
Accrued marketing	1,332	2,904
Accrued occupancy and utilities	2,470	2,410
Accrued sales and use tax	1,325	2,135
Accrued liability insurance	2,076	2,039
Other accrued expenses	$6,990	$5,082
Total	$32,872	$35,377

We incur expenses associated with exit activity for certain signed lease agreements, which are recognized in impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations. See Note 8, Leases for additional information. As of December 29, 2024, and December 31, 2023, there were no outstanding balances for accrued contract termination costs.
(7) Income Taxes
Income before income taxes for our domestic operations was as follows:

	Fiscal Year
	2024	2023	2022
Domestic operations	$7,787	$6,486	$5,038
Income tax (benefit) expense consisted of the following:

	Fiscal Year
	2024	2023	2022
Federal:
Current	$—	$38	$—
Deferred	(24,466)	22	(14)
	(24,466)	60	(14)
State and Local:
Current	546	782	399
Deferred	(9,625)	68	(58)
	(9,079)	849	341
Income tax (benefit) expense	$(33,545)	$909	$327

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rates to income before income taxes as a result of the following:

	Fiscal Year
	2024	2023	2022
U.S. federal statutory tax	21.0%	21.0%	21.0%
Computed “expected” tax expense	$1,635	$1,266	$981
Increase (reduction) resulting from:
Change in valuation allowance	(35,269)	(1,526)	2,280
Minority interest	(218)	96	77
Permanent differences	1,477	805	(1,755)
State and local income taxes, net of federal income tax effect	295	793	(287)
FICA and other tax credits	(487)	(297)	(559)
Equity compensation	(815)	159	(43)
Tax rate changes and other	(163)	(387)	(367)
Income tax (benefit) expense	$(33,545)	$909	$327
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities reflected in the consolidated balance sheets are presented below:

	December 29, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$21,116	$20,542
Accrued liabilities	1,494	2,625
Deferred revenue	2,453	1,944
Stock-based compensation	1,897	1,378
Property and equipment	2,676	3,290
Operating lease liabilities	39,308	43,799
Other	—	226
Tax credits and other carryforwards	3,191	2,794
Gross deferred tax assets	72,135	76,598
Valuation allowance	(170)	(35,439)
Net deferred tax assets	71,965	41,159
Deferred tax liabilities:
Prepaids	(380)	(477)
Right-of-use asset for operating leases	(35,949)	(39,179)
Intangible assets	(1,380)	(1,377)
Smallwares	(441)	(400)
Total deferred tax liabilities	(38,150)	(41,433)
Net deferred tax assets (liabilities)	$33,815	$(274)
The federal NOL, and a portion of the state NOLs, can be carried forward indefinitely, although certain jurisdictions, including federal and numerous states, limit NOL carryforwards to a percentage of current year taxable income.
We regularly assess the need for a valuation allowance related to our deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of our deferred tax assets will not be realized. In our assessment, we considered recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies. We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019, resulting in a charge to income tax expense of $13.6 million.
We assess the likelihood of the realization of our deferred tax assets each quarter and the valuation allowance is adjusted accordingly. During fiscal year 2024, based on all available positive and negative evidence, including taxable income generated in recent periods and forecasts of taxable income in future periods, we concluded that it was more likely than not that we will be able to utilize our U.S. federal and state deferred tax assets, except for a portion related to certain states where the allowable carryforward period is expected to limit our ability to fully utilize them. As a result of this, we released the valuation allowance for all of our U.S. federal deferred tax assets and a significant portion of our state deferred tax assets during the year ended December 29, 2024, resulting in an income tax benefit of $35.3 million. In determining the amount of deferred tax assets that are more likely than not to be realized, we evaluated the potential to realize the assets through future taxable income and the reversal of existing taxable temporary differences. Based on this analysis, we retained a valuation allowance of $0.2 million as of December 29, 2024 compared to $35.4 million as of December 31, 2023.
In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 29, 2024 and December 31, 2023, we had no interest or penalties accrued. As of December 29, 2024 and December 31, 2023, we had no uncertain tax positions.
The tax years prior to 2018 are generally closed for examination by the United States Internal Revenue Service ("IRS"). However, certain of these tax years are open for examination as a result of net operating losses generated in these years and utilized in subsequent years. Our last IRS examination was for the 2014 tax year; no IRS audits are currently ongoing. State statutes are generally open for audit for the 2017 to 2023 tax years.
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
Lessee Disclosures

The gains and losses recognized upon lease terminations are recorded in impairment, loss on disposal of property and equipment and shop closures in the consolidated statement of operations. The right-of use assets, liabilities and gains/losses recognized upon termination of lease contracts were as follows (in thousands, except for leases terminated):

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
Leases terminated	1	2
Lease termination fees	$200	$458
Right-of-use assets derecognized upon lease termination	416	571
Lease liabilities derecognized upon lease termination	506	941
Gain/(loss) recognized upon lease termination	$(110)	$(89)
Operating lease term and discount rate were as follows:

	December 29, 2024	December 31, 2023
Weighted average remaining lease term (years)	6.27	6.18
Weighted average discount rate	10.43%	9.04%

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
The components of lease cost were as follows, which are included in occupancy, general and administrative and franchise support, rent and marketing expense:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
Operating lease cost	$38,447	$40,604
Variable lease cost	15,065	15,082
Short-term lease cost	318	313
Total lease cost	$53,830	$55,998
Supplemental disclosures of cash flow information relating to leases is as follows:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
Operating cash flows rent paid for operating lease liabilities	$42,718	$45,846
Operating right-of-use assets obtained in exchange for new operating lease liabilities	17,683	12,286
Reduction in operating right-of-use assets due to lease modifications	3,436	1,799
Maturities of lease liabilities were as follows at December 29, 2024:

Operating Leases
2025	$37,722
2026	38,360
2027	33,194
2028	26,432
2029	20,420
Thereafter	56,549
Total lease payments	212,677
Less: imputed interest	(61,939)
Present value of lease liabilities	$150,738
As of December 29, 2024, the Company had additional operating lease payments related to two leases not yet commenced of $3.3 million. These operating leases will commence during the next fiscal year with an average lease term of 15 years, inclusive of a five year renewal option.
Lessor Disclosures
The components of lease income were as follows (amount in thousands, except number of subleases):

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
Number of subleases	37	33

Operating lease income	$3,824	$2,139
Variable lease income	1,609	806
Franchise rental income	$5,433	$2,945

We incurred $5.4 million and $3.0 million in expenses during fiscal years 2024 and 2023, respectively, associated with these leases, which are included in franchise support, rent and marketing expenses in the consolidated statement of operations from the inception of the related sublease agreements.
Future expected fixed sublease payments from franchisees to Potbelly were as follows at December 29, 2024:

Operating Leases
2025	$3,751
2026	3,312
2027	2,339
2028	1,883
2029	1,463
Thereafter	2,677
Total sublease payments	$15,425
(9) Debt and Credit Facilities
The components of long-term debt were as follows:

	December 29, 2024	December 31, 2023
Revolving Facility	$4,000	$—
Term Loan	—	22,162
Unamortized debt issuance costs	—	(1,744)
Less: current portion of long-term debt	—	(1,250)
Total long-term debt	$4,000	$19,168
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
Loans under the Credit Agreement will bear interest, at our option, at either one-month term secured overnight financing rate ("SOFR") or the base rate plus, in each case, an applicable rate per annum, based upon the Consolidated Adjusted Leverage Ratio (as defined in the Credit Agreement). The applicable rate may vary between 3.75% and 2.75% with respect to borrowings which are based upon the one-month term SOFR and between 2.25% and 1.25% with respect to borrowings which are based upon the base rate. The applicable rate with respect to one-month term SOFR borrowings is 3.25% and the applicable rate with respect to base rate borrowings was 1.75% from February 7, 2024 through September 29, 2024, based upon ratios calculated in compliance certificates and 1.50% from September 30th, through December 29,

2024, based upon ratios calculated in the most recent compliance certificate for the fiscal quarter ending September 29, 2024.
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
Term Loan
On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “Term Loan Credit Agreement”) with Sagard Holdings Manager LP as administrative agent (the “Administrative Agent”). The Term Loan Credit Agreement provides for a term loan facility with an aggregate commitment of $25.0 million (the “Term Loan”). Concurrent with entry into the Term Loan Credit Agreement, we repaid in full and terminated the obligations and commitments under our Former Credit Facility, as defined below. In connection with entering into the Term Loan Credit Agreement, we paid $2.2 million in debt issuance costs, all of which were capitalized. The remaining proceeds from the Term Loan were used to pay related transaction fees and expenses, and for general corporate purposes.
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

On February 7, 2024, we repaid in full and terminated the obligations and commitments under the Term Loan Credit Agreement. As a result of repaying and terminating the Term Loan, we recognized a loss on extinguishment of debt of $2.4 million for fiscal year 2024.
Former Credit Facility

On August 7, 2019, we entered into a second amended and restated revolving credit facility agreement (the "Former Credit Agreement") with JPMorgan Chase Bank, N.A. (“JPMorgan”). The Former Credit Agreement amends and restates that certain amended and restated revolving credit facility agreement, dated as of December 9, 2015, and amended on May 3, 2019 (collectively, the "Prior Credit Agreement") with JPMorgan. The Former Credit Agreement provided, among other things, for a revolving credit facility in a maximum principal amount $40 million, with possible future increases of up to $20 million under an expansion feature (the "Former Credit Facility"). Borrowings under the Former Credit Facility generally bear interest at our option at either (i) a eurocurrency rate determined by reference to the applicable LIBOR rate plus a specified margin or (ii) a prime rate as announced by JP Morgan plus a specified margin. The applicable margin was determined based upon our consolidated total leverage ratio. On the last day of each calendar quarter, we were required to pay a commitment fee of 0.20% per annum in respect of any unused commitments under the credit facility.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022, we subsequently amended the Former Credit Agreement during fiscal years 2020, 2021 and 2022. The Former Credit Agreement provided for a revolving credit facility in a maximum principal amount of $25 million following these amendments.
On February 7, 2023, we repaid in full and terminated the obligations and commitments under the Former Credit Agreement. Upon termination of the Former Credit Facility, we recognized a loss on extinguishment of debt of $0.2 million for fiscal year 2023.
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
(10) Franchise Growth Acceleration Initiative
The following is a summary of the refranchising activities recorded as a result of the Franchise Growth Acceleration Initiative during the year ended December 29, 2024:

	December 29, 2024	December 31, 2023
Number of shops sold to franchises	1	33

Proceeds from sales of company-operated shops	$167	$6,433
Net assets sold	(188)	(3,563)
Goodwill related to the company-operated shops sold to franchisees	(3)	(166)
(Loss)/Gain on sale of company-operated shops, net	(24)	2,705

Adjustment to recognize held-for-sale assets at fair value	(95)	(503)
Other expenses(a)	(343)	(60)
(Loss)/Gain on Franchise Growth Acceleration Initiative activities	$(462)	$2,142
______________________________

(a)    These costs primarily include professional service fees, travel expenses and shop enhancement costs incurred to execute the refranchising transaction
All gains and losses recognized on sales of shops and other expenses incurred to execute a refranchising transaction are included in Loss on Franchising Growth Acceleration Initiative activities in the consolidated statement of operations. Development agreement fees received are recorded in the consolidated balance sheets as accrued expenses or other long-term liabilities, and amortized over the term of the franchise agreement once the shops are opened.
Assets held-for-sale
As of December 29, 2024, we had assets held-for-sale of $0.1 million, primarily consisting of property and equipment held at one company-operated shop that was subsequently sold on January 20, 2025. Long-lived assets that meet the held-for-sale criteria are reported at the lower of their carrying value or fair value less estimated costs to sell. During fiscal year 2024, we recorded an immaterial adjustment to recognize the held-for-sale assets at fair value, which is included in loss on Franchising Growth Acceleration Initiative activities in the consolidated statement of operations. The estimated fair value of the assets held-for-sale is based upon Level 2 inputs, which includes a sales agreement.
(11) Capital Stock
As of December 29, 2024 and December 31, 2023, we had authorized an aggregate of 210 million shares of capital stock, of which 200 million shares were designated as common stock and 10 million shares were designated as preferred stock. As of December 29, 2024, we had issued and outstanding 40.3 million and 29.9 million shares of common stock, respectively. As of December 31, 2023, we had issued and outstanding 38.7 million and 29.4 million shares of common stock, respectively.
Common Stock
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of its outstanding common stock ("2018 Repurchase Program"). For fiscal year 2024, we did not repurchase any shares of our common stock under the 2018 repurchase program. The 2018 Repurchase Program was terminated on May 7, 2024.
On May 7, 2024, our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock at any time during the next three years ("2024 Repurchase Program"). This program replaces the 2018 Repurchase Program, which was terminated upon execution of the 2024 Repurchase Program. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") or in privately negotiated transactions). The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Purchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For fiscal year 2024, we repurchased 164,046 shares of our common stock under the 2024 Repurchase Program for an aggregate of $1.4 million. including cost and commission, in open market transactions. As of December 29, 2024, the remaining dollar value of authorization under the 2024 Repurchase Program is $18.6 million. Repurchased shares are included as treasury stock in the consolidated balance sheets and the consolidated statements of equity.
On February 9, 2021, we closed on a Securities Purchase Agreement (the “SPA”) for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are initially exercisable commencing August 13, 2021 through their expiration date of August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. In fiscal year 2024 and 2023, 240,187 and 176,272 warrants, respectively, were exercised at the exercise price of $5.45 per warrant. As of December 29, 2024 and December 31, 2023, we had 883,402 and 1,123,589 warrants, respectively, outstanding that are exercisable through August 12, 2026.
On November 3, 2021, we entered into a certain Equity Sales Agreement (the “Sales Agreement”) with William Blair & Company, L.L.C., as agent (“William Blair”) pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million (the “Shares”), from time to time, in our sole discretion, through an “at the market” equity offering program under which William Blair will act as sales agent. We have no obligation to sell any

Shares under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. The Sales Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and William Blair and other obligations of the parties. As of March 6, 2025, we have not sold any shares under the sales agreement.
(12) Employee Benefit Plan
We sponsor a 401(k) profit sharing plan for all employees who are eligible based upon age and length of service. We made matching contributions of $0.9 million, $0.6 million, and $0.9 million for fiscal years 2024, 2023 and 2022, respectively, which are recorded in labor and related expenses and general and administrative expenses in the consolidated statement of operations.
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
On May 16, 2019, our stockholders approved the 2019 Plan and, in connection therewith, all equity awards made after that date were made under the 2019 Plan. On June 10, 2019, we registered 1.2 million shares of our common stock reserved for issuance under the 2019 Plan. The Amended and Restated 2013 Long-Term Incentive Plan (the “2013 Plan”) had 0.6 million remaining shares of common stock reserved for issuance, which are available for issuance under the 2019 Plan and no future awards will be made under the 2013 Plan. On June 24, 2020 and May 18, 2023, the 2019 Plan was amended and restated effective to increase the number of shares of common stock authorized for issuance by 0.9 million and 1.1 million shares, respectively, for a total of 3.2 million shares. As of December 29, 2024, there have been 7.1 million shares of restricted stock units and performance stock units granted under the 2019 Plan. As of December 29, 2024, there are 1.9 million shares reserved for future issuance. We record stock-based compensation expense within general and administrative expenses in the consolidated statements of operations.
Stock Options
Under the Plans, the number of shares and exercise price of each option are determined by the committee designated by our Board of Directors. The options granted are generally exercisable within a 10-year period from the date of grant. We award options to certain employees including the senior leadership team. Options outstanding expire on various dates through the year 2028. The range of exercise prices for options outstanding as of December 29, 2024 is $12.90 to $13.73 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.

A summary of stock option activity is as follows:

Options	Shares (Thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (Thousands)	Weighted Average Remaining Term (Years)
Outstanding—December 26, 2021	538	$12.03	$—	2.35
Granted	—	—
Exercised	—	—
Canceled	(65)	10.65
Outstanding—December 25, 2022	473	$12.22	$—	1.46
Granted	—	—
Exercised	—	—
Canceled	(351)	11.70
Outstanding—December 31, 2023	122	$13.71	$—	1.44
Granted	—	—
Exercised	—	—
Canceled	(64)	14.21
Outstanding—December 29, 2024	58	$13.16	$—	1.86
Exercisable—December 29, 2024	58	$13.16	$—	1.86
There were no stock option grants in fiscal years 2024, 2023, or 2022.
Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. For the years ended December 29, 2024 and December 31, 2023, we did not recognize any stock based compensation expense for stock options. As of December 29, 2024, we do not have unrecognized stock-based compensation expense related to stock options.
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

A summary of RSU activity is as follows:

RSUs	Number of RSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 26, 2021	1,151	$4.87
Granted	498	6.11
Vested	(693)	5.77
Canceled	(48)	5.90
Non-vested as of December 25, 2022	908	$4.25
Granted	612	7.46
Vested	(630)	5.63
Canceled	(89)	6.98
Non-vested as of December 31, 2023	801	$7.18
Granted	411	10.09
Vested	(419)	9.00
Canceled	(53)	8.69
Non-vested as of December 29, 2024	740	$8.54
For the years ended December 29, 2024, December 31, 2023 and December 25, 2022, we recognized stock-based compensation expense related to RSUs of $3.6 million, $4.2 million and $2.7 million, respectively. As of December 29, 2024, unrecognized stock-based compensation expense for RSUs was $4.3 million, which will be recognized though fiscal year 2027.
Performance stock units
We award PSUs to certain employees. The PSUs have certain vesting conditions based upon our stock price and relative stock performance.
Because these PSUs are subject to service and market vesting conditions, we determine the fair market value of each grant using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the years ended December 29, 2024, December 31, 2023 and December 25, 2022, we recognized stock-based compensation expense related to PSUs with market vesting conditions of $2.1 million, $1.3 million and $0.6 million, respectively. As of December 29, 2024, unrecognized stock-based compensation expense for PSUs was $3.3 million, which will be recognized though fiscal year 2027.

A summary of activity for PSUs with market vesting conditions is as follows:

	Number of PSUs (Thousands)	Weighted Average Fair Value per Share
Non-vested as of December 26, 2021	130	$8.43
Granted	145	10.15
Vested	—	—
Canceled	—	—
Non-Vested as of December 25, 2022	275	$9.34
Granted	297	9.45
Vested	(18)	4.30
Canceled	(40)	9.25
Non-vested as of December 31, 2023	513	$9.59
Granted	212	12.08
Vested	(232)	7.11
Canceled	—	—
Non-vested as of December 29, 2024	493	$11.83
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
In June 2024, a putative class action lawsuit was filed in Washington state against us relating to the Washington Equal Pay and Opportunities Act. As of December 29, 2024, we deemed it probable that a material loss exposure exists in relation to this matter. As such, we have recorded a loss contingency of $1.8 million based on our current estimate of the potential outcome, which is reflected in general and administrative expenses in the accompanying consolidated statements of operations. On January 22, 2025, we entered into a Memorandum of Understanding with the Plaintiff relating to the settlement of the claims, which settlement is subject to final documentation and court approval.
(15) Subsequent Events
On January 20, 2025, we transferred ownership of four shops to a franchisee, in the greater Portland, Oregon region, as part of a multi-unit franchise agreement that was executed on December 20, 2024, which was recorded in assets held-for-sale as of December 29, 2024. This transaction will not have a material impact on our financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Please refer to “Item 4.01 – Changes in Registrant's Certifying Accountant" in our Form 8-K, filed on January 7, 2025.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (as the principal executive officer and person performing functions similar to that of the principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 29, 2024. Based upon that evaluation, we have concluded that, as of December 29, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2024. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 29, 2024, our internal control over financial reporting was effective, at a reasonable assurance level.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Potbelly Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Potbelly Corporation and subsidiaries (the “Company”) as of December 29, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2024, of the Company and our report dated March 6, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 6, 2025

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 29, 2024 no director or officer of Potbelly adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this item will be contained in Potbelly’s definitive proxy statement for the 2025 Annual Meeting (our “Proxy Statement”) and is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table presents certain information related to Potbelly’s equity incentive plans under which the equity securities are authorized for issuance as of December 29, 2024 (shares in thousands):

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	58	$13.16	1,915	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	58	$13.16	1,915
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

10.5
Credit and Guaranty Agreement, dated as of February 7, 2024, among Potbelly Sandwich Works, LLC, the other loan parties named therein, Wintrust Bank, N.A., as administrative agent, and the lenders set forth therein (Filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed February 12, 2024 and incorporated herein by reference).

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

10.10
Executive Employment Agreement, dated July 20, 2020, between Potbelly Corporation and Robert D. Wright (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed July 20, 2020 and incorporated herein by reference). †

Exhibit Number	Description of Exhibit
10.11
Executive Employment Agreement, dated August 28, 2020, between Potbelly Corporation and Adam Noyes (filed as Exhibit 10.1 to Form 8-K (File No. 001-36104) filed September 1, 2020 and incorporated herein by reference). †

10.12	Executive Employment Agreement, dated September 30, 2019, between Potbelly Corporation and Jeff Douglas †

10.13	Executive Employment Agreement, dated November 11, 2020, between Potbelly Corporation and Adiya Dixon †

10.14
Form of stock option agreement for grants for non-employee directors pursuant to 2004 Equity Incentive Plan (filed as Exhibit 10.13 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference). †

10.15	Form of stock option agreement pursuant to 2013 Long-Term Incentive Plan (filed as Exhibit 10.14 to Form S-1 (File No. 333-190893) filed August 29, 2013 and incorporated herein by reference) †

10.16
Form of Restricted Stock Unit Award Agreement pursuant to 2019 Long-Term Incentive Plan, As Amended and Restated (filed as Annex A to the Definitive Proxy Statement (File No. 001-36104) filed May 20, 2020 and incorporated herein by reference)

10.17	Form of Director Restricted Stock Unit Award Agreement for non-employee directors pursuant to 2019 Long-Term Incentive Plan, As Amended and Restated

10.18
Restricted Stock Unit Inducement Award Agreement effective as of August 5, 2020, between Potbelly Corporation and Robert D. Wright (filed as Exhibit 10.5 to Form 10-Q (File No. 001-36104) filed November 5, 2020 and incorporated herein by reference). †

10.19
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

10.21	Form of Performance Stock Unit Award Agreement pursuant to 2019 Long-Term Incentive Plan, As Amended and Restated. †

19.1	Potbelly Corporation Insider Trading Policy

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Potbelly Corporation Executive Officer Clawback Policy (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit Number	Description of Exhibit
101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
†	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Potbelly Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTBELLY CORPORATION

Dated:	March 6, 2025	/s/ Robert D. Wright
Robert D. Wright
Chief Executive Officer and President

Dated:	March 6, 2025	/s/ Steven W. Cirulis
Steven W. Cirulis
Senior Vice President, Chief Financial Officer and Chief Strategy Officer

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

Signature	Title	Date

/s/ Robert D. Wright	Chief Executive Officer and President; Director (Principal Executive Officer)	March 6, 2025
Robert D. Wright

/s/ Steven W. Cirulis	Senior Vice President, Chief Financial Officer, Chief Strategy Officer (Principal Financial Officer, Principal Accounting Officer)	March 6, 2025
Steven W. Cirulis

/s/ Joseph Boehm	Director	March 6, 2025
Joseph Boehm

/s/ Adrian Butler	Director	March 6, 2025
Adrian Butler

/s/ David T. Pearson	Director	March 6, 2025
David T. Pearson

/s/ David Head	Director	March 6, 2025
David Head

/s/ David Near	Director	March 6, 2025
David Near

/s/ Jill Sutton	Director	March 6, 2025
Jill Sutton

/s/ Vann Avedisian	Director	March 6, 2025
Vann Avedisian