Form 10-Q
period 2025-03-30
POTBELLY CORP
filed 2025-05-07
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____to ____
Commission File Number: 001-36104
______________________________________________
Potbelly Corporation
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	36-4466837
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)
500 W Madison St, Suite 1000 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (312) 951-0600
______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PBPB	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2025, the registrant had 30,172,219 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Potbelly Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value data, unaudited)

	March 30, 2025	December 29, 2024
Assets
Current assets
Cash and cash equivalents	$14,756	$11,663
Accounts receivable, net of allowances of $38 and $22 as of March 30, 2025 and December 29, 2024, respectively	10,503	9,765
Inventories	3,507	3,744
Prepaid expenses and other current assets	7,734	7,882
Assets classified as held-for-sale	—	147
Total current assets	36,500	33,201

Property and equipment, net	51,446	50,533
Right-of-use assets for operating leases	131,684	133,207
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,049	2,049
Restricted cash	815	815
Deferred tax assets	33,816	33,816
Deferred expenses, net and other assets	6,043	6,121
Total assets	$265,757	$263,146

Liabilities and equity
Current liabilities
Accounts payable	$9,345	$9,552
Accrued expenses	36,586	32,872
Short-term operating lease liabilities	22,460	22,809
Total current liabilities	68,391	65,233

Long-term debt, net of current portion	4,500	4,000
Long-term operating lease liabilities	126,180	127,929
Other long-term liabilities	8,333	8,036
Total liabilities	207,404	205,198

Commitments and contingencies (Note 12)

Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 29,890 and 29,893 shares as of March 30, 2025 and December 29, 2024, respectively	400	398
Warrants	1,614	1,745
Additional paid-in-capital	472,120	470,085
Treasury stock, held at cost, 10,584 and 10,445 shares as of March 30, 2025, and December 29, 2024, respectively	(121,702)	(120,338)
Accumulated deficit	(293,565)	(293,503)
Total stockholders’ equity	58,867	58,387
Non-controlling interest	(514)	(439)
Total equity	58,353	57,948

Total liabilities and equity	$265,757	$263,146
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data, unaudited)

	For the Quarter Ended
	March 30, 2025	March 31, 2024
Revenues
Sandwich shop sales, net	$109,002	$107,577
Franchise royalties, fees and rent income	4,679	3,576
Total revenues	113,681	111,153

Expenses
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	28,451	29,270
Labor and related expenses	33,097	32,253
Occupancy expenses	12,027	11,714
Other operating expenses	20,491	19,829
Franchise support, rent and marketing expenses	3,098	2,537
General and administrative expenses	12,372	11,547
Depreciation expense	3,721	3,011
Pre-opening costs	112	—
Loss on Franchise Growth Acceleration Initiative activities	35	133
Impairment, loss on disposal of property and equipment and shop closures	27	741
Total operating expenses	113,431	111,035
Income from operations	250	118

Interest expense, net	167	364
Loss on extinguishment of debt	—	2,376
Income (loss) before income taxes	83	(2,622)
Income tax (benefit) expense	(2)	51
Net income (loss)	85	(2,673)
Net income attributable to non-controlling interest	147	94
Net loss attributable to Potbelly Corporation	$(62)	$(2,767)

Net loss per common share attributable to common stockholders:
Basic	$(0.00)	$(0.09)
Diluted	$(0.00)	$(0.09)
Weighted average shares outstanding:
Basic	29,893	29,551
Diluted	29,893	29,551

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Equity
(amounts and shares in thousands, unaudited)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2023	29,364	$389	$(116,701)	$2,219	$462,583	$(333,797)	$(600)	$14,093
Net (loss) income	—	—	—	—	—	(2,767)	94	(2,673)
Shares issued under equity compensation plan	81	3	(665)	—	(3)	—	—	(665)
Proceeds from exercise of warrants	240	2	—	(474)	1,781	—	—	1,309
Distributions to non-controlling interest	—	—	—	—	—	—	(179)	(179)
Stock-based compensation expense	—	—	—	—	1,771	—	—	1,771
Balance at March 31, 2024	29,685	$394	$(117,366)	$1,745	$466,132	$(336,564)	$(685)	$13,656

Balance at December 29, 2024	29,893	$398	$(120,338)	$1,745	$470,085	$(293,503)	$(439)	$57,948
Net (loss) income	—	—	—	—	—	(62)	147	85
Shares issued under equity compensation plan	114	1	(236)	—	(1)	—	—	(236)
Proceeds from exercise of warrants	—	1	—	(131)	488	—	—	358
Distributions to non-controlling interest	—	—	—	—	—	—	(222)	(222)
Stock-based compensation expense	—	—	—	—	1,548	—	—	1,548
Repurchases of common stock	(117)	—	(1,128)	—	—	—	—	(1,128)
Balance at March 30, 2025	29,890	$400	$(121,702)	$1,614	$472,120	$(293,565)	$(514)	$58,353
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in thousands, unaudited)

	For the Quarter to Date Ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$85	$(2,673)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	3,721	3,011
Noncash lease expense	5,798	6,191
Deferred income tax	—	1
Stock-based compensation expense	1,548	1,771
Asset impairment, loss on disposal of property and equipment and shop closures	400	474
Loss on Franchise Growth Acceleration Initiative activities	35	133
Loss on extinguishment of debt	—	2,376
Other operating activities	52	77
Changes in operating assets and liabilities:
Accounts receivable, net	(739)	(441)
Inventories	242	(33)
Prepaid expenses and other assets	426	(515)
Accounts payable	(132)	(151)
Operating lease liabilities	(6,454)	(7,254)
Accrued expenses and other liabilities	3,647	(2,274)
Net cash provided by operating activities:	8,629	693

Cash flows from investing activities:
Purchases of property and equipment	(4,993)	(3,963)
Proceeds from sale of refranchised shops and other assets	—	227
Other investing activities	68	—
Net cash used in investing activities:	(4,925)	(3,736)

Cash flows from financing activities:
Borrowings under Revolving Facility	3,000	7,000
Repayments under Revolving Facility	(2,500)	(2,000)
Repayments under Term Loan	—	(22,827)
Payment of debt issuance costs	—	(345)
Proceeds from exercise of warrants	358	1,309
Employee taxes on certain stock-based payment arrangements	(119)	(980)
Distributions to non-controlling interest	(222)	(179)
Treasury Stock repurchase	(1,128)	—
Net cash used in financing activities:	(611)	(18,022)

Net change in cash and cash equivalents and restricted cash	3,093	(21,065)
Cash and cash equivalents and restricted cash at beginning of period	12,478	34,537
Cash and cash equivalents and restricted cash at end of period	$15,571	$13,472

Supplemental cash flow information:
Income taxes paid	$—	$12
Interest paid	$126	$359

Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$928	$909
Unpaid liability for employee taxes on certain stock-based payment arrangements	$117	$328
See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)
(Dollars and shares in thousands, except per share amounts or where noted)
(1) Organization and Other Matters
Business
Potbelly Corporation, a Delaware corporation, together with its subsidiaries (collectively referred to as "the Company," "Potbelly," "we," "us" or "our"), owns and operates 341 company-operated shops in the United States as of March 30, 2025. Additionally, Potbelly franchisees operate 103 shops domestically.
Basis of Presentation
The unaudited condensed consolidated financial statements and notes herein should be read in conjunction with the audited consolidated financial statements of Potbelly and its subsidiaries and the notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2024. The unaudited condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported within. The condensed consolidated statements of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.
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
Reporting Period
We use a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal years 2025 and 2024 each consist of 52 weeks. The fiscal quarters ended March 30, 2025 and March 31, 2024 each consisted of 13 weeks.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Significant estimates are used in accounting for, among other items, long-lived assets and income taxes. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any individual reporting period.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 enhances transparency of income tax disclosures by requiring additional disclosures on income tax rate reconciliation and income taxes paid, among other things. We will adopt ASU 2023-09 in our Annual Report on Form 10-K for the year ending December 28, 2025. The adoption of ASU 2023-09 will not have an impact on our financial condition or results of operations but will change certain disclosures in our financial statements related to income taxes.

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
We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact to our consolidated financial statements.
(2) Restricted Cash
As of March 30, 2025, we had restricted cash related to funds held in a money market account as collateral for letters of credit to certain lease agreements.
The reconciliation of cash and cash equivalents and restricted cash presented in the condensed consolidated balance sheets to the total amount shown in our condensed consolidated statements of cash flows is as follows:

	March 30, 2025	December 29, 2024

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$14,756	$11,663
Restricted cash, noncurrent	815	815
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$15,571	$12,478
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
For the quarter to date ended March 30, 2025, revenue recognized from all revenue sources on point in time sales was $111.6 million and revenue recognized from sales over time was $2.1 million. For the quarter to date ended March 31, 2024, revenue recognized from all revenue sources on point in time sales was $110.6 million and revenue recognized from sales over time was $0.6 million.
Contract Liabilities
We record current and noncurrent contract liabilities in accrued expenses and other long-term liabilities, respectively, for initial franchise fees, gift cards, and the loyalty programs. We have no other contract liabilities or contract assets recorded. For the quarter ended March 30, 2025 and the quarter ended March 31, 2024 we recognized $2.8 million and $1.8 million, respectively, related to revenue that had been deferred as of the end of the prior year. The following table includes a breakout of contract liability balances:

	March 30, 2025	December 29, 2024	Change
Franchise fee liabilities	$7,621	$7,163	$458
Unredeemed gift card liabilities	2,922	3,954	(1,032)
Customer loyalty program obligations	5,584	6,181	(597)
Total contract liabilities	$16,127	$17,298	$(1,171)

We expect to recognize revenue related to contract liabilities as follows, which may vary based upon franchise activity as well as gift card and loyalty program redemption patterns:

Years Ending	Amount
2025	$7,272
2026	1,600
2027	843
2028	834
2029	875
Thereafter	4,703
Total revenue recognized	$16,127
For the quarters ended March 30, 2025 and March 31, 2024, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.
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
The book value of the long-term and short-term debt under the Credit Agreement, which is further discussed in Note 8, was considered to approximate its fair value as of March 30, 2025, as the interest rates are considered in line with current market rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
We assess potential impairments to our long-lived assets, which includes property and equipment and lease right-of-use assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the quarters ended March 30, 2025 and March 31, 2024, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded impairment charges of $0.2 million and $0.2 million for the quarters ended March 30, 2025 and March 31, 2024, respectively.
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
The following table summarizes the earnings per share calculation:

	For the Quarter Ended
	March 30, 2025	March 31, 2024
Net loss attributable to Potbelly Corporation	$(62)	$(2,767)
Weighted average common stock outstanding-basic	29,893	29,551
Plus: Effect of potentially dilutive stock-based compensation awards	—	—
Plus: Effect of potential warrant exercise	—	—
Weighted average common shares outstanding-diluted	29,893	29,551
Loss per share available to common stockholders-basic	$(0.00)	$(0.09)
Loss per share available to common stockholders-diluted	$(0.00)	$(0.09)
Potentially dilutive shares that are considered anti-dilutive:
Shares	1,345	1,326
Warrants	817	883
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
We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019. During the second quarter of 2024, based on all available positive and negative evidence, including taxable income generated in recent periods and forecasts of taxable income in future periods, we concluded that it was more likely than not that we will be able to utilize our U.S. federal and state deferred tax assets, except for a portion related to certain states where the allowable carryforward period is expected to limit our ability to fully utilize them. As a result of this, we released the valuation allowance for all of our U.S. federal deferred tax assets and a significant portion of our state deferred tax assets during that quarter. The valuation allowance against our deferred tax assets was $0.2 million as of March 30, 2025 compared to $35.4 million as of March 31, 2024. Our estimated annual effective tax rate for fiscal year 2025 continues to assume that we will realize our deferred tax assets. As of March 31, 2024, our estimated annual effective tax rate for fiscal year 2024 did not provide for a tax benefit on our pre-tax loss for the quarter.

(7) Leases
Lessee Disclosures
The gains and losses recognized upon lease terminations are recorded in impairment, loss on disposal of property and equipment and shop closures in the condensed consolidated statement of operations. The right-of use assets, liabilities and gains/losses recognized upon termination of lease contracts were as follows (in thousands, except for number of leases terminated):

	For the Quarter Ended
	March 30, 2025	March 31, 2024
Leases terminated	2	1
Lease termination (income) costs	(578)	200
Right-of-use assets derecognized upon lease termination	309	416
Lease liabilities derecognized upon lease termination	344	506
(Gain) loss recognized upon lease termination	$(613)	$110
Supplemental disclosures of cash flow information related to leases were as follows:

	For the Quarter Ended
	March 30, 2025	March 31, 2024
Operating cash flows rent paid for operating lease liabilities	$10,289	$10,748
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$4,691	$1,182
Reduction in operating right-of-use assets due to lease modifications	$—	$(676)
As of March 30, 2025, the Company had additional operating lease payments related to two shops not yet open of $2.3 million. These operating leases will commence during the next fiscal year with an average lease term of 15 years, inclusive of a five year renewal option.
Lessor Disclosures
The components of lease income were as follows (amount in thousands, except number of subleases):

	For the Quarter Ended
	March 30, 2025	March 31, 2024
Operating lease income	$945	$1,011
Variable lease income	521	365
Franchise rent income (a)	$1,466	$1,376
______________________________
(a)Amounts included in franchise royalties, fees and rent income in the condensed consolidated statement of operations.

(8) Debt and Credit Facilities
The components of long-term debt were as follows:

	March 30, 2025	December 29, 2024
Revolving Facility	$4,500	$4,000
Total long-term debt	$4,500	$4,000

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
Loans under the Credit Agreement will initially bear interest, at our option, at either one-month term secured overnight financing rate ("SOFR") or the base rate plus, in each case, an applicable rate per annum, based upon the Consolidated Adjusted Leverage Ratio (as defined in the Credit Agreement). The applicable rate may vary between 3.75% and 2.75% with respect to borrowings which are based upon the one-month term SOFR and between 2.25% and 1.25% with respect to borrowings which are based upon the base rate. The applicable rate with respect to one-month term SOFR borrowings is 3.25% and the applicable rate with respect to base rate borrowings was 1.75% from February 6, 2024 through March 31, 2024, based upon ratios calculated in prior compliance certificates, and 1.50% from September 30, 2024 through March 30, 2025, based upon ratios calculated in prior compliance certificates, including the most recent compliance certificate, for the fiscal quarter ending December 29, 2024.
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
Term Loan
On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “Term Loan Credit Agreement”) with Sagard Holdings Manager LP as administrative agent. The Term Loan Credit Agreement provides for a term loan facility with an aggregate commitment of $25 million (the “Term Loan”). Concurrent with entry into the Term Loan Credit Agreement, we repaid in full and terminated the obligations and commitments under our former senior secured credit facility. In connection with entering into the Term Loan Credit Agreement, we paid $2.2 million in debt issuance costs, all of which were capitalized. The remaining proceeds from the Term Loan were used to pay related transaction fees and expenses, and for general corporate purposes.
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
On February 7, 2024, we repaid in full and terminated the obligations and commitments under the Term Loan Credit Agreement. As a result of repaying and terminating the Term Loan, we recognized a loss on extinguishment of debt of $2.4 million for the fiscal year 2024.
(9) Franchise Growth Acceleration Initiative

The following is a summary of the refranchising activities recorded as a result of the Franchise Growth Acceleration Initiative during the quarter ended March 30, 2025 and March 31, 2024 (amounts in thousands, except number of shops):

	For the Quarter Ended
	March 30, 2025	March 31, 2024
Number of shops sold to franchisees	4	—

Proceeds from sale of company-operated shops	$148	$—
Net assets sold	(171)	—
Goodwill related to the company-operated shops sold to franchisee	(4)	—
Loss on sale of company-operated shops, net	(27)	—

Adjustment to recognize held-for-sale assets at fair value	—	(30)
Other expenses (a)	(8)	(103)
Loss on Franchise Growth Acceleration Initiative activities	$(35)	$(133)
______________________________
(a)These costs primarily include professional service fees, repairs and maintenance and travel expenses incurred to execute the refranchise transaction.
All gains and losses recognized on sales of shops and other expenses incurred to execute a refranchising transaction are included in Loss on Franchising Growth Acceleration Initiative activities in the condensed consolidated statements of operations. Development agreement fees received are recorded in the consolidated balance sheets as accrued expenses or other long-term liabilities, and amortized over the term of the franchise agreement once the shops are opened.
(10) Capital Stock
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock ("2018 Repurchase Program"). For the quarter ended March 31, 2024, we did not repurchase any shares of our common stock under the 2018 Repurchase Program. The 2018 Repurchase Program was terminated on May 7, 2024.
On May 7, 2024, our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock at any time during the next three years ("2024 Repurchase Program"). This program replaced the 2018 Repurchase Program, which was terminated upon execution of the 2024 Repurchase Program. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") or in privately negotiated transactions). The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter ended March 30, 2025, we repurchased 117,476 shares of our common stock under the 2024 Repurchase Program for an aggregate of $1.1 million, including cost and commission, in open market transactions. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.
On February 9, 2021, we closed on a Securities Purchase Agreement (the "SPA") for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of $1.0 million. The warrants are currently exercisable until August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. During the quarter ended March 30, 2025, 65,950 warrants were exercised at the exercise price of $5.45 per warrant. During the quarter ended March 31, 2024, 240,187 warrants were exercised at the exercise price of $5.45 per warrant. As of March 30, 2025, we had 817,452 warrants outstanding that are exercisable through August 12, 2026.
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of March 30, 2025, we have not sold any shares of our common stock under the Sales Agreement.
(11) Stock-Based Compensation
Stock options
We have awarded stock options to certain employees, with the most recent options granted in December 2018. The number of options and exercise price of each option is determined by an independent committee designated by our Board of Directors. The options granted are generally exercisable over a 10-year period from the date of the grant. Outstanding options expire on various dates through the year 2028. The range of exercise prices for the outstanding options as of March 30, 2025 is $12.90 and $13.73 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively.
A summary of stock option activity for the quarter to date ended March 30, 2025 is as follows:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term (Years)
Outstanding—December 29, 2024	58	$13.16	$—	1.86
Granted	—	—
Exercised	—	—
Canceled	(10)	12.99
Outstanding—March 30, 2025	48	$13.20	$—	1.95
Exercisable—March 30, 2025	48	$13.20	$—	1.95
Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. We did not recognize stock-based compensation expense related to stock options for the quarter ended March 30, 2025 or the quarter ended March 31, 2024. As of March 30, 2025, we had no unrecognized stock-based compensation expense related to stock options.
Restricted stock units
We award restricted stock units ("RSUs") to certain employees, including our senior leadership, and certain non-employee members of our Board of Directors. Grants of RSUs to our Board of Directors fully vest on the first anniversary of the grant date, or upon termination from the Board of Directors for any reason other than for cause, a pro rata portion of the shares vest on the termination date. The employee grants generally vest in one-third increments over a three-year period.
A summary of RSU activity for the quarter ended March 30, 2025 is as follows:

RSUs	Number of RSUs	Weighted Average Fair Value per Share
Non-vested as of December 29, 2024	740	$8.54
Granted	59	9.37
Vested	(16)	7.95
Canceled	—	—
Non-vested as of March 30, 2025	783	$8.64
For the quarters ended March 30, 2025 and March 31, 2024, we recognized stock-based compensation expense related to RSUs of $0.8 million and $0.8 million, respectively. We record expense related to RSUs within general and administrative expenses in the condensed consolidated statements of operations. As of March 30, 2025, unrecognized stock-based compensation expense for RSUs was $4.0 million, which will be recognized through the first quarter of 2028.
Performance stock units
We award performance stock units ("PSUs") to certain of our employees, including our executive officers. We have PSUs that have certain vesting conditions based upon our stock price and relative stock performance.
Because these PSUs are subject to service and market vesting conditions, we determine the fair market value of each grant using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the quarters ended March 30, 2025 and March 31, 2024, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.7 million and $0.9 million, respectively. We record expense related to PSUs within general and administrative expenses in the condensed consolidated statements of operations. As of March 30, 2025, unrecognized stock-based compensation expense for PSUs was $3.1 million, which will be recognized through the second quarter of 2027.
A summary of activity for PSUs with market vesting conditions for the quarter to date ended March 30, 2025 is as follows:

PSUs	Number of PSUs	Weighted Average Fair Value per Share
Non-vested as of December 29, 2024	493	$11.83
Granted	59	9.37
Vested	(35)	9.12
Canceled	—	—
Non-vested as of March 30, 2025	517	$11.67
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
In June 2024, a putative class action lawsuit was filed in Washington state against us relating to the Washington Equal Pay and Opportunities Act. As of December 29, 2024, we deemed it probable that a material loss exposure exists in relation to this matter. As such, we recorded a loss contingency of $1.8 million in 2024 based on our then current estimate of the potential outcome, which was reflected in general and administrative expenses in the prior year consolidated statements of operations. On January 22, 2025, we entered into a Memorandum of Understanding with the Plaintiff relating to the settlement of the claims. On March 27, 2025, we executed a Class Action Settlement Agreement reflective of the terms and conditions of the Memorandum of Understanding with the Plaintiff, subject to court approval, confirming the original estimate of $1.8 million.
Many of the food products we purchase are subject to changes in the price and availability of food commodities, including, among other things, beef, poultry, grains, dairy and produce. We work with our suppliers and use a mix of forward pricing protocols for certain items including agreements with our supplier on fixed prices for deliveries at a time in the future and agreements on a fixed price with our suppliers for the duration of those protocols. We also utilize formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices. Our use of any forward pricing arrangements varies substantially from time to time and these arrangements tend to cover relatively short periods (i.e., typically twelve months or less). Such contracts are used in normal purchases of our food products and not for speculative purposes, and as such do not need to be accounted for as derivative instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to our future financial position and results of operations, our ability to grow our brand in new and existing markets, the development of company-operated shops, the sufficiency of our liquidity, the impact of accounting pronouncements, the impact of potential litigation on our financial position and the implementation and results of strategic initiatives, including our "Traffic-Driven Profitability" Five-Pillar strategic plan. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "strives," "goal," "estimates," "forecasts," "projects" or "anticipates" and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, competition; the effectiveness of our marketing strategies; general economic conditions including any impact from inflation; our ability to successfully implement our business strategy; the success of our franchisees; the success of our initiatives to increase sales and traffic, including the success of our franchising initiatives; changes in commodity, energy, labor and other costs; compliance with covenants in our credit facility; our ability to attract and retain management and employees and adequately staff our restaurants; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
The table below sets forth a roll-forward of company-operated and franchise-operated activities:

	Company- Operated	Franchise- Operated	Total Company
Shops as of December 31, 2023	345	79	424
Shops opened	—	3	3
Shops closed	—	—	—
Shops refranchised	—	—	—
Shops as of March 31, 2024	345	82	427

Shops as of December 29, 2024	346	96	442
Shops opened	1	3	4
Shops closed	(2)	—	(2)
Shops refranchised	(4)	4	—
Shops as of March 30, 2025	341	103	444
Key Performance Indicators
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how the business is performing are same store sales, number of shop openings, shop-level profit margins, system-wide sales, average unit volume and adjusted EBITDA.
Company-Operated Same Store Sales
Same store sales reflect the change in year-over-year sales for the comparable company-operated store base. We define the comparable company-operated store base to include those shops open for 15 months or longer. During the quarters ended March 30, 2025 and March 31, 2024, there was an average of 337 and 342 shops, respectively, in our comparable company-operated store base. Same store sales growth can be generated by an increase in traffic and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the same store sales calculation, traffic is defined as the sum of entrée's purchased, which includes sandwiches, salads, and bowls of soup or mac and cheese. In fiscal years that include a 53rd week, the last week of the fourth quarter and fiscal year is excluded from the year-over-year comparisons so that the time periods are consistent. In a fiscal year that follows a 53-week year, the current period sales continue to be compared to the sales from the prior 52 weeks rather than the weeks of the same fiscal period from the prior year. The trailing 52-week method provides better alignment to sales drivers when comparing sales performance.
Number of Shop Openings
The number of company-operated shop openings during a particular reporting period may have an impact on our results for that period and other subsequent periods. Before we open new company-operated shops, we incur pre-opening costs. Often, new shops open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. While sales volumes are generally higher during the initial opening period, new shops typically experience normal inefficiencies in the form of higher cost of sales, labor and other direct operating expenses and as a result, shop-level profit margins are generally lower during the start-up period of operation. The average start-up period is 10 to 13 weeks. With our focus on franchise shop development, we expect our company shop development will be limited for the foreseeable future.

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
System-Wide Sales
System-wide sales is defined as the sum of sales generated by company-operated shops and sales generated by franchised shops, net of all promotional allowances, discounts, and employee meals. Net sales from franchised shops are not included in total revenues. Rather, revenues are limited to the royalties, fees and other income collected from franchisees. System-wide sales is not required by, or presented in accordance with GAAP. We believe that system-wide sales is a useful measure of operating performance, as it helps management evaluate brand scale and market penetration.
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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) attributable to Potbelly before depreciation and amortization, interest expense and provision for income taxes, adjusted for the impact of the following items that we do not consider representative of ongoing operating performance: stock-based compensation expense, impairment and shop closure expenses, gain or loss on disposal of property and equipment and gain or loss on Franchise Growth Acceleration Initiative activities as well as other one-time, non-recurring charges, such as gain on extinguishment of debt. Adjusted EBITDA is not required by, or presented in accordance with GAAP. We believe that adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

Quarter Ended March 30, 2025 Compared to Quarter Ended March 31, 2024
The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands, except average unit volume, weekly):

	For the Quarter Ended				Increase (Decrease)	Percent Change
	March 30, 2025	% of Revenues	March 31, 2024	% of Revenues
Revenues
Sandwich shop sales, net	$109,002	95.9%	$107,577	96.8%	$1,425	1.3%
Franchise royalties, fees and rent income	4,679	4.1	3,576	3.2	1,103	30.8%
Total revenues	113,681	100.0	111,153	100.0	2,528	2.3%

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	28,451	26.1	29,270	27.2	(819)	(2.8)%
Labor and related expenses	33,097	30.4	32,253	30.0	844	2.6%
Occupancy expenses	12,027	11.0	11,714	10.9	313	2.7%
Other operating expenses	20,491	18.8	19,829	18.4	662	3.3%

(Percentages stated as a percent of total revenues)
Franchise support, rent and marketing expenses	3,098	2.7	2,537	2.3	561	22.1%
General and administrative expenses	12,372	10.9	11,547	10.4	825	7.1%
Depreciation expense	3,721	3.3	3,011	2.7	710	23.6%
Pre-opening costs	112	NM	—	NM	112	NM
Loss on Franchise Growth Acceleration Initiative activities	35	NM	133	0.1	(98)	(73.7)%
Impairment, loss on disposal of property and equipment and shop closures	27	NM	741	0.7	(714)	(96.3)%
Total operating expenses	113,431	99.8	111,035	99.9	2,396	2.2%
Income from operations	250	0.2	118	0.1	132	111.9%

Interest expense, net	167	0.1	364	0.3	(197)	(54.1)%
Loss on extinguishment of debt	—	NM	2,376	2.1	(2,376)	(100.0)%
Income (loss) before income taxes	83	NM	(2,622)	(2.4)	2,705	(103.2)%
Income tax (benefit) expense	(2)	NM	51	NM	(53)	(103.9)%
Net income (loss)	85	NM	(2,673)	(2.4)	2,758	(103.2)%
Net income attributable to non-controlling interest	147	0.1	94	NM	53	56.4%
Net loss attributable to Potbelly Corporation	$(62)	NM	$(2,767)	(2.5)	$2,705	(97.8)%

	For the Quarter Ended
Other Key Performance Indicators	March 30, 2025		March 31, 2024		Increase (Decrease)
Same store sales	0.9%		(0.2)%		1.1%
Shop-level profit margin(1)	13.7%		13.5%		0.2%
System-wide sales	$140,661		$134,188		$6,473
Average unit volume, weekly	$24,550		$24,250		$300
Adjusted EBITDA(1)	$5,522		$5,680		$(158)
_____________________________________
(1) - Reconciliation below for Non-GAAP measures
"NM" - Amount is not meaningful

Sandwich shop sales, net
Sandwich shop sales, net increased by $1.4 million, or 1.3%, to $109.0 million during the quarter ended March 30, 2025, from $107.6 million during the quarter ended March 31, 2024, primarily driven by an increase in sales from existing Company-operated shops as well as six shops that opened after March 31, 2024. The increase is partially offset by the refranchising of five company-operated shops and the closure of five company-operated shops since the beginning of 2024.
Franchise royalties, fees and rental income
Revenue from franchise royalties, fees and rental income increased by $1.1 million, or 30.8%, to $4.7 million during the quarter ended March 30, 2025, from $3.6 million during the quarter ended March 31, 2024, primarily driven by an increase in franchise royalties and franchise fees from new franchise-operated shop openings.
Food, Beverage, and Packaging Costs
Food, beverage, and packaging costs decreased by $0.8 million, or 2.8%, to $28.5 million during the quarter ended March 30, 2025, from $29.3 million during the quarter ended March 31, 2024. This decrease was primarily driven by a decrease in protein costs and food rebate costs. The decrease was partially offset by an increase in beverage costs. As a percentage of sandwich shop sales, food, beverage, and packaging costs decreased to 26.1% during the quarter ended March 30, 2025, from 27.2% during the quarter ended March 31, 2024, primarily driven by a decrease in costs and lower inflation.
Labor and Related Expenses
Labor and related expenses increased by $0.8 million, or 2.6%, to $33.1 million during the quarter ended March 30, 2025, from $32.3 million for the quarter ended March 31, 2024, primarily due to a benefit that occurred in the quarter ended March 31, 2024 from a settlement payment received from a third-party software provider whose issues related to a service disruption impacted the efficiency of our shop operations and an increase in incentive compensation. As a percentage of sandwich shop sales, labor and related expenses increased to 30.4% during the quarter ended March 30, 2025, from 30.0% for the quarter ended March 31, 2024, primarily driven by the previously noted items, partially offset by sales leverage.
Occupancy Expenses
Occupancy expenses increased by $0.3 million, or 2.7%, to $12.0 million during the quarter ended March 30, 2025, from $11.7 million during the quarter ended March 31, 2024, primarily due to increases in variable rent, as many shops with those types of lease arrangements, like airports, continue to outperform comparative periods, as well as increases in common area maintenance expense. As a percentage of sandwich shop sales, occupancy expenses did not materially change for the quarter ended March 30, 2025, compared to the quarter ended March 31, 2024.
Other Operating Expenses
Other operating expenses increased by $0.7 million, or 3.3%, to $20.5 million during the quarter ended March 30, 2025, from $19.8 million during the quarter ended March 31, 2024. This increase was primarily driven by a benefit that occurred in the quarter ended March 31, 2024 from a settlement payment received from a third-party software provider whose issues related to a service disruption impacted the efficiency of our shop operations. As a percentage of sandwich shop sales, other operating expenses increased to 18.8% for the quarter ended March 30, 2025, from 18.4% for the quarter ended March 31, 2024.
Franchise Support, Rent and Marketing Expenses
Franchise support, rent and marketing expenses increased by $0.6 million, or 22.1%, to $3.1 million during the quarter ended March 30, 2025 compared to $2.5 million during the quarter ended March 31, 2024, primarily driven by an increase in franchise support and marketing expense from new franchise-operated shop openings
General and Administrative Expenses
General and administrative expenses increased by $0.8 million, or 7.1%, to $12.4 million during the quarter ended March 30, 2025, from $11.5 million during the quarter ended March 31, 2024, primarily driven by increases in payroll and payroll related costs, consulting and audit costs and technology costs. The increase is partially offset by a decrease in stock based compensation.

Depreciation Expense
Depreciation expense increased by $0.7 million , or 23.6%, to $3.7 million for the quarter ended March 30, 2025 from $3.0 million the quarter ended March 31, 2024, primarily driven from additional leasehold improvements added since the beginning of 2024.
Pre-Opening costs
Pre-opening costs did not materially change for the quarter ended March 30, 2025 from the quarter ended March 31, 2024.
Loss on Franchise Growth Acceleration and Initiative activities
Loss on Franchise Growth Acceleration and Initiative activities did not materially change for the quarter ended March 30, 2025 from the quarter ended March 31, 2024.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $0.7 million to $26.5 thousand for the quarter ended March 30, 2025 from $0.7 million the quarter ended March 31, 2024, primarily driven by lease termination income in 2025, compared to lease termination expenses in 2024.
Loss on Extinguishment of Debt
There was no loss on extinguishment of debt for the quarter ended March 30, 2025 compared to $2.4 million for the quarter ended March 31, 2024. The decrease was due to the extinguishment of the Term Loan in the first quarter of 2024, which was subject to a prepayment penalty and required the company to write-off of debt issuance costs originally capitalized when the Term Loan was executed.
Interest Expense, Net
Net interest expense was $0.2 million during the quarter ended March 30, 2025 compared to $0.4 million during the quarter ended March 31, 2024. The decrease was due to our debt refinancing in February 2024 which resulted in lower average borrowings outstanding and lower interest rates on the Revolving Facility as compared with the Term Loan.
Income Tax Expense
Income tax expense did not materially change for the quarter ended March 30, 2025 from the quarter ended March 31, 2024.
Non-Controlling Interests
The portion of income attributable to non-controlling interests did not materially change for the quarter ended March 30, 2025 compared with the quarter ended March 31, 2024.

Non-GAAP Financial Measures
Shop-Level Profit Margin
Shop-level profit margin was 13.7% for the quarter ended March 30, 2025, compared to 13.5% for the quarter ended March 31, 2024. Shop-level profit margin is not required by, or presented in accordance with GAAP. We believe shop-level profit margin is important in evaluating shop-level productivity, efficiency and performance.

	For the Quarter Ended
	March 30, 2025	March 31, 2024
	($ in thousands)
Income from operations [A]	$250	$118
Income from operations margin [A÷B]	0.2%	0.1%
Less: Franchise royalties, fees and rental income	4,679	3,576
Franchise support, rent and marketing expenses	3,098	2,537
General and administrative expenses	12,372	11,547
Depreciation expense	3,721	3,011
Pre-opening costs	112	—
Loss on Franchise Growth Acceleration Initiative activities	35	133
Impairment, loss on disposal of property and equipment and shop closures	27	741
Shop-level profit [C]	$14,936	$14,511
Total revenues [B]	$113,681	$111,153
Less: Franchise royalties, fees and rental income	4,679	3,576
Sandwich shop sales, net [D]	$109,002	$107,577
Shop-level profit margin [C÷D]	13.7%	13.5%

Adjusted EBITDA
Adjusted EBITDA was $5.5 million for the quarter ended March 30, 2025, compared to $5.7 million for the quarter ended March 31, 2024. Adjusted EBITDA is not required by, or presented in accordance with GAAP. We believe that Adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

	For the Quarter Ended
	March 30, 2025	March 31, 2024
	($ in thousands)
Net loss attributable to Potbelly Corporation	$(62)	$(2,767)
Depreciation expense	3,721	3,011
Interest expense	167	364
Income tax (benefit) expense	(2)	51
EBITDA	$3,824	$659
Impairment, loss on disposal of property and equipment, and shop closures (a)	27	741
Stock-based compensation (b)	1,548	1,771
Loss on extinguishment of debt	—	2,376
Loss on Franchise Growth Acceleration Initiative activities (c)	35	133
Legal settlements (d)	88	—
Adjusted EBITDA	$5,522	$5,680
______________________________
(a)This adjustment includes costs related to impairment of long-lived assets, loss on disposal of property and equipment and shop closure expenses.
(b)This adjustment includes costs related to stock-based compensation issued under the 2019 Long-Term Incentive Plan.
(c)This adjustment includes costs related to our plan to grow our franchise units domestically through multi-unit shop development area agreements, which may include refranchising certain company-operated shops.
(d)This adjustment relates to legal fees for a loss contingency recorded in 2024 for a pay disclosure claim in the state of Washington. Refer to Note 12, Commitments and Contingencies in item 1 for further details.

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
We ended the quarter March 30, 2025 with a cash balance of $15.6 million and total liquidity (cash less restricted cash, plus available cash under the Revolving Facility) of $40.3 million, compared to a cash balance of $13.5 million and total liquidity (cash less restricted cash, plus available cash under the Revolving Facility) of $37.7 million at the end of quarter March 31, 2024. We believe that cash from our operations and the cash available to us under the Revolving Facility provide us sufficient liquidity for at least the next twelve months.
Cash Flows
The following table presents summary cash flow information for the periods indicated:

	For the Quarter Ended
	March 30, 2025	March 31, 2024

Net cash provided by (used in):
Operating activities	$8,629	693
Investing activities	(4,925)	(3,736)
Financing activities	(611)	(18,022)
Net change in cash	$3,093	$(21,065)
Operating Activities
Net cash provided by operating activities increased to $8.6 million for the quarter to date ended March 30, 2025, from $0.7 million for the quarter to date ended March 31, 2024. The $7.9 million change in operating cash was primarily driven by higher incentive payments made in 2024 compared to the current year and working capital changes, primarily within accrued expenses.
Investing Activities
Net cash used in investing activities increased to $4.9 million for the quarter to date ended March 30, 2025, from $3.7 million for the quarter to date ended March 31, 2024. The $1.2 million change in investing cash was primarily driven by additional capital expenditures which related to ongoing investment in our company-operated shops and digital platforms.
Financing Activities
Net cash used in financing activities decreased to $0.6 million for the quarter to date ended March 30, 2025 from $18.0 million for the quarter to date ended March 31, 2024. The $17.4 million change in financing cash was primarily driven by repayment of the Term Loan in 2024, partially offset by lower borrowings under the Revolving Facility in 2025.
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
Loans under the Credit Agreement will initially bear interest, at our option, at either one-month term secured overnight financing rate ("SOFR") or the base rate plus, in each case, an applicable rate per annum, based upon the Consolidated Adjusted Leverage Ratio (as defined in the Credit Agreement). The applicable rate may vary between 3.75% and 2.75% with respect to borrowings which are based upon the one-month term SOFR and between 2.25% and 1.25% with respect to borrowings which are based upon the base rate. The applicable rate with respect to one-month term SOFR borrowings is 3.25% and the applicable rate with respect to base rate borrowings was 1.75% from February 6, 2024 through March 31, 2024, based upon ratios calculated in prior compliance certificates and 1.50% from September 30, 2024 through March 30, 2025, based upon ratios calculated in prior compliance certificates, including the most recent, for the fiscal quarter ending December 29, 2024. .
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
Term Loan
On February 7, 2023 (the “Closing Date”), we entered into a credit and guaranty agreement (the “Term Loan Credit Agreement”) with Sagard Holdings Manager LP as administrative agent. The Term Loan Credit Agreement provides for a term loan facility with an aggregate commitment of $25 million (the “Term Loan”). Concurrent with entry into the Term Loan Credit Agreement, we repaid in full and terminated the obligations and commitments under our former senior secured credit facility. In connection with entering into the Term Loan Credit Agreement, we paid $2.2 million in debt issuance costs, all of which were capitalized. The remaining proceeds from the Term Loan were used to pay related transaction fees and expenses, and for general corporate purposes.
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

On February 7, 2024, we repaid in full and terminated the obligations and commitments under the Term Loan Credit Agreement. As a result of repaying and terminating the Term Loan, we recognized a loss on extinguishment of debt of $2.4 million for the quarter to date ended March 31, 2024.
Stock Repurchase Program
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock ("2018 Repurchase Program"). For the quarter ended March 30, 2025, we did not repurchase any shares of our common stock under the 2018 Repurchase Program. The 2018 Repurchase Program was terminated on May 7, 2024.
On May 7, 2024, our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock at any time during the next three years ("2024 Repurchase Program"). This program replaces the 2018 Repurchase Program, which was terminated upon execution of the 2024 Repurchase Program. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter ended March 30, 2025, we repurchased 117,476 shares of our common stock under the 2024 Repurchase Program for an aggregate of $1.1 million, including cost and commission, in open market transactions. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.
Securities Purchase Agreement
On February 9, 2021, we closed on a Securities Purchase Agreement (the "SPA") for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are currently exercisable until August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. During the quarter ended March 30, 2025, 65,950 warrants were exercised at the exercise price of $5.45 per warrant. As of March 30, 2025, we had 817,452 warrants outstanding that are exercisable through August 12, 2026.
Equity Offering Program
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of May 7, 2025, we have not sold any shares of our common stock under the Sales Agreement.
Critical Accounting Estimates
Our discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Critical accounting estimates are those that management believes are both most important to the portrayal of our financial condition and operating results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We have made no significant changes in our critical accounting estimates since the last annual report. Our critical accounting estimates are identified and described in our annual consolidated financial statements and related notes.

New and Revised Financial Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements for a description of recently issued Financial Accounting Standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. Our exposures to market risks have not changed materially since December 29, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings is provided in Note 12 to the Condensed Consolidated Financial Statements and is incorporated by reference herein.
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is contained in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. There have been no material changes to our Risk Factors as previously reported.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the quarter to date ended March 30, 2025 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
December 30, 2025 - January 26, 2025	16	$10.86	52	$18,139
January 27, 2025 - February 23, 2025	2	$12.44	12	$18,025
February 24, 2025 - March 30, 2025	2	$12.40	54	$17,504
Total number of shares purchased:	20		118
(1)Represents shares of our common stock (i) surrendered by employees to satisfy withholding obligations resulting from the vesting of equity awards and (ii) repurchased pursuant to the 2024 Repurchase Program.
(2)On May 7, 2024, we announced that our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock. This program replaced the 2018 Repurchase Program. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. No time limit has been set for the completion of the repurchase program and the program may be suspended or discontinued at any time. See Note 10 to the Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended March 30, 2025, no director or officer of Potbelly adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

Item 1.02 Termination of a Material Definitive Agreement.
As previously reported, on March 26, 2021, Potbelly Corporation (the “Company”) entered into a Cooperation Agreement (the “Cooperation Agreement”) with Intrinsic Investment Holdings, LLC (“Intrinsic”), the Vann A. Avedisian Trust U/A 8/29/85 (the “Avedisian Trust”) and Vann A. Avedisian (“Mr. Avedisian” or the “Investor Designee”) (each an

“Investor” and collectively, with each of their respective affiliates, the “Investors”), pursuant to which, among other things, the Investor Designee was appointed to the Board of Directors and to the Audit Committee.
Pursuant to the terms of the Cooperation Agreement, on March 1, 2025, the Company sent notice to the Investors terminating the Cooperation Agreement effective as of March 6, 2025. The Company incurred no penalties or fees as a result of the termination.

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

POTBELLY CORPORATION

Date: May 7, 2025	By:	/s/ Steven W. Cirulis
Steven W. Cirulis
Senior Vice President, Chief Financial Officer and Chief Strategy Officer
(Principal Financial Officer)