Form 10-Q
period 2025-06-29
POTBELLY CORP
filed 2025-08-06
CIK 1195734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2025, the registrant had 30,260,672 shares of common stock, $0.01 par value per share, outstanding.

Potbelly Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Potbelly Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(amounts in thousands, except par value data, unaudited)

	June 29, 2025	December 29, 2024
Assets
Current assets
Cash and cash equivalents	$16,187	$11,663
Accounts receivable, net of allowances of $40 and $22 as of June 29, 2025 and December 29, 2024, respectively	10,127	9,765
Inventories	3,697	3,744
Prepaid expenses and other current assets	6,983	7,882
Assets classified as held-for-sale	—	147
Total current assets	36,994	33,201

Property and equipment, net	54,391	50,533
Right-of-use assets for operating leases	127,204	133,207
Indefinite-lived intangible assets	3,404	3,404
Goodwill	2,049	2,049
Restricted cash	815	815
Deferred tax assets	33,816	33,816
Deferred expenses, net and other assets	6,568	6,121
Total assets	$265,241	$263,146

Liabilities and equity
Current liabilities
Accounts payable	$9,870	$9,552
Accrued expenses	37,361	32,872
Short-term operating lease liabilities	26,161	22,809
Total current liabilities	73,392	65,233

Long-term debt, net of current portion	—	4,000
Long-term operating lease liabilities	121,508	127,929
Other long-term liabilities	9,244	8,036
Total liabilities	204,144	205,198

Commitments and contingencies (Note 11)

Equity
Common stock, $0.01 par value—authorized 200,000 shares; outstanding 30,256 and 29,893 shares as of June 29, 2025, and December 29, 2024, respectively	406	398
Warrants	1,437	1,745
Additional paid-in-capital	474,606	470,085
Treasury stock, held at cost, 10,836 and 10,445 shares as of June 29, 2025, and December 29, 2024, respectively	(124,017)	(120,338)
Accumulated deficit	(291,077)	(293,503)
Total stockholders’ equity	61,355	58,387
Non-controlling interest	(258)	(439)
Total equity	61,097	57,948

Total liabilities and equity	$265,241	$263,146
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(amounts in thousands, except per share data, unaudited)

	For the Quarter Ended		For the Year to Date Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenues
Sandwich shop sales, net	$118,396	$115,536	$227,398	$223,113
Franchise royalties, fees and rent income	5,313	4,161	9,992	7,737
Total revenues	123,709	119,697	237,390	230,850

Expenses
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	31,110	31,306	59,561	60,576
Labor and related expenses	33,210	32,313	66,307	64,566
Occupancy expenses	12,522	12,543	24,549	24,257
Other operating expenses	21,808	21,264	42,299	41,093
Franchise support, rent and marketing expenses	3,375	3,001	6,473	5,538
General and administrative expenses	13,362	11,866	25,734	23,413
Depreciation expense	3,928	3,016	7,649	6,027
Pre-opening costs	152	96	264	96
Loss on Franchise Growth Acceleration Initiative activities	60	28	95	161
Impairment, loss on disposal of property and equipment and shop closures	480	145	507	886
Total operating expenses	120,007	115,578	233,438	226,613
Income from operations	3,702	4,119	3,952	4,237

Interest expense, net	123	181	290	545
Loss on extinguishment of debt	—	—	—	2,376
Income before income taxes	3,579	3,938	3,662	1,316
Income tax expense (benefit)	665	(30,982)	663	(30,931)
Net income	2,914	34,920	2,999	32,247
Net income attributable to non-controlling interest	426	208	573	302
Net income attributable to Potbelly Corporation	$2,488	$34,712	$2,426	$31,945

Net income per common share attributable to common stockholders:
Basic	$0.08	$1.16	$0.08	$1.07
Diluted	$0.08	$1.13	$0.08	$1.04
Weighted average shares outstanding:
Basic	30,192	29,926	30,041	29,903
Diluted	30,811	30,714	30,785	30,842

See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Equity
(amounts and shares in thousands, unaudited)

	Common Stock		Treasury Stock	Warrants	Additional Paid-In- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2023	29,364	$389	$(116,701)	$2,219	$462,583	$(333,797)	$(600)	$14,093
Net (loss) income	—	—	—	—	—	(2,767)	94	(2,673)
Shares issued under equity compensation plan	81	3	(665)	—	(3)	—	—	(665)
Proceeds from exercise of warrants	240	2	—	(474)	1,781	—	—	1,309
Distributions to non-controlling interest	—	—	—	—	—	—	(179)	(179)
Stock-based compensation expense	—	—	—	—	1,771	—	—	1,771
Balance at March 31, 2024	29,685	$394	$(117,366)	$1,745	$466,132	$(336,564)	$(685)	$13,656
Net income	—	—	—	—	—	34,712	208	34,920
Shares issued under equity compensation plan	345	3	(1,469)	—	(3)	—	—	(1,469)
Distributions to non-controlling interest	—	—	—	—	—	—	(123)	(123)
Stock-based compensation expense	—	—	—	—	1,421	—	—	1,421
Repurchases of common stock	(86)	—	(703)	—	—	—	—	(703)
Balance at June 30, 2024	29,944	$397	$(119,538)	$1,745	$467,550	$(301,852)	$(600)	$47,702

Balance at December 29, 2024	29,893	$398	$(120,338)	$1,745	$470,085	$(293,503)	$(439)	$57,948
Net (loss) income	—	—	—	—	—	(62)	147	85
Shares issued under equity compensation plan	114	1	(236)	—	(1)	—	—	(236)
Proceeds from exercise of warrants	—	1	—	(131)	488	—	—	358
Distributions to non-controlling interest	—	—	—	—	—	—	(222)	(222)
Stock-based compensation expense	—	—	—	—	1,548	—	—	1,548
Repurchases of common stock	(117)	—	(1,128)	—	—	—	—	(1,128)
Balance at March 30, 2025	29,890	$400	$(121,702)	$1,614	$472,120	$(293,565)	$(514)	$58,353
Net income	—	—	—	—	—	2,488	426	2,914
Shares issued under equity compensation plan	479	5	(1,326)	—	(5)	—	—	(1,326)
Proceeds from exercise of warrants	—	1	—	(177)	664	—	—	488
Distributions to non-controlling interest	—	—	—	—	—	—	(170)	(170)
Stock-based compensation expense	—	—	—	—	1,827	—	—	1,827
Repurchases of common stock	(113)	—	(989)	—	—	—	—	(989)
Balance at June 29, 2025	30,256	$406	$(124,017)	$1,437	$474,606	$(291,077)	$(258)	$61,097
See accompanying notes to the unaudited condensed consolidated financial statements.

Potbelly Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(amounts in thousands, unaudited)

	For the Year to Date Ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$2,999	$32,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,649	6,027
Noncash lease expense	11,735	12,568
Deferred income tax	—	(31,251)
Stock-based compensation expense	3,375	3,192
Asset impairment, loss on disposal of property and equipment and shop closures	724	463
Loss on Franchise Growth Acceleration Initiative activities	95	162
Loss on extinguishment of debt	—	2,376
Other operating activities	104	130
Changes in operating assets and liabilities:
Accounts receivable, net	(363)	(1,035)
Inventories	52	169
Prepaid expenses and other assets	1,010	(900)
Accounts payable	(280)	(522)
Operating lease liabilities	(9,022)	(14,540)
Accrued expenses and other liabilities	4,288	(5,236)
Net cash provided by operating activities:	22,366	3,850

Cash flows from investing activities:
Purchases of property and equipment	(10,823)	(8,687)
Proceeds from sale of refranchised shops and other assets	—	227
Other investing activities	68	—
Net cash used in investing activities:	(10,755)	(8,460)

Cash flows from financing activities:
Borrowings under Revolving Facility	3,000	7,000
Repayments under Revolving Facility	(7,000)	(3,000)
Repayments under Term Loan	—	(22,827)
Payment of debt issuance costs	—	(623)
Proceeds from exercise of warrants	848	1,309
Employee taxes on certain stock-based payment arrangements	(1,425)	(1,710)
Distributions to non-controlling interest	(393)	(302)
Treasury Stock repurchase	(2,117)	(703)
Net cash used in financing activities:	(7,087)	(20,856)

Net change in cash and cash equivalents and restricted cash	4,524	(25,466)
Cash and cash equivalents and restricted cash at beginning of period	12,478	34,537
Cash and cash equivalents and restricted cash at end of period	$17,002	$9,071

Supplemental cash flow information:
Income taxes paid	$276	$553
Interest paid	$209	$493

Supplemental non-cash investing and financing activities:
Unpaid liability for purchases of property and equipment	$2,224	$803
Unpaid liability for employee taxes on certain stock-based payment arrangements	$137	$424
See accompanying notes to the unaudited condensed consolidated financial statements

Potbelly Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)
(Dollars and shares in thousands, except per share amounts or where noted)
(1) Organization and Other Matters
Business
Potbelly Corporation, a Delaware corporation, together with its subsidiaries (collectively referred to as "the Company," "Potbelly," "we," "us" or "our"), owns and operates 340 Company-operated shops in the United States as of June 29, 2025. Additionally, Potbelly franchisees operate 107 shops domestically.
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
Reporting Period
We use a 52/53-week fiscal year that ends on the last Sunday of the calendar period. Approximately every five or six years a 53rd week is added. Fiscal years 2025 and 2024 each consist of 52 weeks. The year to date periods ended June 29, 2025 and June 30, 2024 each consisted of 26 weeks.
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
(2) Restricted Cash
As of June 29, 2025, we had restricted cash related to funds held in a money market account as collateral for letters of credit to certain lease agreements.
The reconciliation of cash and cash equivalents and restricted cash presented in the condensed consolidated balance sheets to the total amount shown in our condensed consolidated statements of cash flows is as follows:

	June 29, 2025	December 29, 2024

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$16,187	$11,663
Restricted cash, noncurrent	815	815
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$17,002	$12,478
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
For the quarter and year to date ended June 29, 2025, revenue recognized from all revenue sources on point in time sales was $122.0 million and $233.6 million, respectively, and revenue recognized from sales over time was $1.7 million and $3.8 million, respectively. For the quarter and year to date ended June 30, 2024, revenue recognized from all revenue sources on point in time sales was $119.1 million and $229.7 million, respectively, and revenue recognized from sales over time was $0.6 million and $1.1 million, respectively.
Contract Liabilities
We record current and noncurrent contract liabilities in accrued expenses and other long-term liabilities, respectively, for initial franchise fees, gift cards, and the loyalty programs. We have no other contract liabilities or contract assets recorded. For the quarter and year to date ended June 29, 2025, we recognized $1.7 million and $4.5 million, respectively, related to revenue that had been deferred as of the end of the preceding period. For the quarter and year to date ended June 30, 2024 we recognized $1.9 million and $4.3 million, respectively, related to revenue that had been deferred as of the end of the preceding period. The following table includes a breakout of contract liability balances:

	June 29, 2025	December 29, 2024	Change
Franchise fee liabilities	$8,184	$7,163	$1,021
Unredeemed gift card liabilities	2,569	3,954	(1,385)
Customer loyalty program obligations	5,534	6,181	(647)
Total contract liabilities	$16,287	$17,298	$(1,011)

We expect to recognize revenue related to contract liabilities as follows, which may vary based upon franchise activity as well as gift card and loyalty program redemption patterns:

Years Ending	Amount
2025	$6,206
2026	2,333
2027	879
2028	866
2029	842
Thereafter	5,161
Total revenue recognized	$16,287
For the quarters and year to date ended June 29, 2025 and June 30, 2024, we did not recognize any revenue from obligations satisfied (or partially satisfied) in prior periods.
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
The book value of the long-term and short-term debt under the Credit Agreement, which is further discussed in Note 8, was considered to approximate its fair value as of June 29, 2025, as the interest rates are considered in line with current market rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets recognized or disclosed at fair value on the condensed consolidated financial statements on a nonrecurring basis include items such as leasehold improvements, property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired.
We assess potential impairments to our long-lived assets, which includes property and equipment and lease right-of-use assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Shop-level assets and right-of-use assets are grouped at the individual shop-level for the purpose of the impairment assessment. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value of the shop assets is determined using the discounted future cash flow method of anticipated cash flows through the shop’s lease-end date using fair value measurement inputs classified as Level 3. The fair value of right-of-use assets is estimated using market comparative information for similar properties. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. After performing a periodic review of our shops during the quarters and year to date ended June 29, 2025 and June 30, 2024, it was determined that indicators of impairment were present for certain shops as a result of continued underperformance. We performed an impairment analysis related to these shops and recorded impairment charges of $0.2 million and $0.5 million for the quarter and year to date ended June 29, 2025, respectively, and $0.4 million and $0.6 million for the quarter and year to date ended June 30, 2024, respectively.
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
The following table summarizes the earnings per share calculation:

	For the Quarter Ended		For the Year to Date Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income attributable to Potbelly Corporation	$2,488	$34,712	$2,426	$31,945
Weighted average common stock outstanding-basic	30,192	29,926	30,041	29,903
Plus: Effect of potentially dilutive stock-based compensation awards	296	425	398	499
Plus: Effect of potential warrant exercise	323	363	346	440
Weighted average common shares outstanding-diluted	30,811	30,714	30,785	30,842
Income per share available to common stockholders-basic	$0.08	$1.16	$0.08	$1.07
Income per share available to common stockholders-diluted	$0.08	$1.13	$0.08	$1.04
Potentially dilutive shares that are considered anti-dilutive:
Shares	389	457	223	223
Warrants	—	—	—	—
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
We recorded a full valuation allowance against our net deferred tax assets during the first quarter of 2019. During the second quarter of 2024, based on all available positive and negative evidence, including taxable income generated in recent periods and forecasts of taxable income in future periods, we concluded that it was more likely than not that we will be able to utilize our U.S. federal and state deferred tax assets, except for a portion related to certain states where the allowable carryforward period is expected to limit our ability to fully utilize them. As a result of this, we released the valuation allowance for all of our U.S. federal deferred tax assets and a portion of our state deferred tax assets during the quarter ended June 30, 2024, resulting in an income tax benefit of $31.3 million. The valuation allowance against our deferred tax assets was $0.2 million as of June 29, 2025 compared to $0.1 million as of June 30, 2024. Our estimated annual effective tax rate for fiscal year 2025 continues to assume that we will realize our deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA includes a broad range of tax reform provisions, including the extension of key provisions of the Tax Cuts and Jobs Act of 2017 as well as the addition of provisions related to bonus depreciation and research and development. The Company is currently evaluating the impact of the OBBBA on its condensed consolidated financial statements. As the legislation was signed into law after June 29, 2025, it had no impact on our operating results for the quarter or year to date ended June 29, 2025.
(7) Leases
Lessee Disclosures
The gains and losses recognized upon lease terminations are recorded in impairment, loss on disposal of property and equipment and shop closures in the condensed consolidated statement of operations. The right-of use assets, liabilities and gains/losses recognized upon termination of lease contracts were as follows (in thousands, except for number of leases terminated):

	For the Year to Date Ended
	June 29, 2025	June 30, 2024
Leases terminated	3	1
Lease termination (income) costs	(387)	200
Right-of-use assets derecognized upon lease termination	361	416
Lease liabilities derecognized upon lease termination	569	506
(Gain) loss recognized upon lease termination	$(595)	$110
Supplemental disclosures of cash flow information related to leases were as follows:

	For the Quarter Ended		For the Year to Date Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Operating cash flows rent paid for operating lease liabilities	$6,315	$11,086	$16,604	$21,834
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$1,708	$8,178	$6,399	$9,360
Reduction in operating right-of-use assets due to lease modifications	$—	$2,331	$—	$3,007
Lessor Disclosures
The components of lease income were as follows (amount in thousands, except number of subleases):

	For the Quarter Ended		For the Year to Date Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Operating lease income	$1,149	$949	$2,094	$1,960
Variable lease income	432	449	953	814
Franchise rent income (a)	$1,581	$1,398	$3,047	$2,774
______________________________
(a)Amounts included in franchise royalties, fees and rent income in the condensed consolidated statement of operations.
(8) Debt and Credit Facilities
The components of long-term debt were as follows:

	June 29, 2025	December 29, 2024
Revolving Facility	$—	$4,000
Total long-term debt	$—	$4,000

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
Loans under the Credit Agreement will initially bear interest, at our option, at either one-month term secured overnight financing rate ("SOFR") or the base rate plus, in each case, an applicable rate per annum, based upon the Consolidated Adjusted Leverage Ratio (as defined in the Credit Agreement). The applicable rate may vary between 3.75% and 2.75% with respect to borrowings which are based upon the one-month term SOFR and between 2.25% and 1.25% with respect to borrowings which are based upon the base rate. The applicable rate with respect to one-month term SOFR borrowings is 3.25% and the applicable rate with respect to base rate borrowings was 1.75% from February 6, 2024 through September 30, 2024, based upon ratios calculated in prior compliance certificates, and 1.50% from September 30, 2024 through June 29, 2025, based upon ratios calculated in prior compliance certificates, including the most recent compliance certificate, for the fiscal quarter ending March 30, 2025.
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
(9) Capital Stock
On May 8, 2018, we announced that our Board of Directors authorized a stock repurchase program for up to $65.0 million of our outstanding common stock ("2018 Repurchase Program"). For the year to date ended June 29, 2025, we did not repurchase any shares of our common stock under the 2018 Repurchase Program. The 2018 Repurchase Program was terminated on May 7, 2024.
On May 7, 2024, our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock at any time during the next three years ("2024 Repurchase Program"). This program replaced the 2018 Repurchase Program, which was terminated upon execution of the 2024 Repurchase Program. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") or in privately negotiated transactions). The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter and year to date ended June 29, 2025, we repurchased 112,850 and 230,326 shares of our common stock, respectively, under the 2024 Repurchase Program for an aggregate of $1.0 million and $2.1 million, respectively, including cost and commission, in open market transactions. For the quarter and year to date ended June 30, 2024, we repurchased 86,445 shares of our common stock under the 2024 Repurchase Program for an aggregate of $0.7 million, including cost and commission, in open market transactions. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.
On February 9, 2021, we closed on a Securities Purchase Agreement (the "SPA") for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of $1.0 million. The warrants are currently exercisable until August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. During the quarter and year to date ended June 29, 2025, 89,561 and 155,511 warrants were exercised at the exercise price of $5.45 per warrant. During the quarter and year to date ended June 30, 2024, no warrants and, 240,187 warrants, respectively, were exercised at the exercise price of $5.45 per warrant. As of June 29, 2025, we had 727,891 warrants outstanding that are exercisable through August 12, 2026.
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of June 29, 2025, we have not sold any shares of our common stock under the Sales Agreement.
(10) Stock-Based Compensation
Stock options
We have awarded stock options to certain employees, with the most recent options granted in December 2018. The number of options and exercise price of each option is determined by an independent committee designated by our Board of Directors. The options granted are generally exercisable over a 10-year period from the date of the grant. Outstanding options expire on various dates through the year 2028. The range of exercise prices for the outstanding options as of June 29, 2025 is $12.90 and $13.73 per option, and the options generally vest in one-fourth and one-fifth increments over four and five-year periods, respectively, all of which vested prior to 2023.

A summary of stock option activity for the year to date ended June 29, 2025 is as follows:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term (Years)
Outstanding—December 29, 2024	58	$13.16	$—	1.86
Granted	—	—
Exercised	—	—
Canceled	(10)	12.99
Outstanding—June 29, 2025	48	$13.20	$—	1.37
Exercisable—June 29, 2025	48	$13.20	$—	1.37
Stock-based compensation related to stock options is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the requisite employee service period, which is generally the vesting period of the grant with a corresponding increase to additional paid-in capital. We did not recognize stock-based compensation expense related to stock options for the quarter and year to date ended June 29, 2025 or the quarter and year to date ended June 30, 2024. As of June 29, 2025, we had no unrecognized stock-based compensation expense related to stock options.
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
A summary of RSU activity for the year to date ended June 29, 2025 is as follows:

RSUs	Number of RSUs	Weighted Average Fair Value per Share
Non-vested as of December 29, 2024	740	$8.54
Granted	438	9.38
Vested	(373)	8.54
Canceled	(17)	9.78
Non-vested as of June 29, 2025	788	$8.99
For the quarter and year to date ended June 29, 2025 we recognized stock-based compensation expense related to RSUs of $1.2 million and $2.0 million, respectively. For the quarter and year to date ended June 30, 2024 we recognized stock-based compensation expense related to RSUs of $1.1 million and $1.9 million, respectively. We record expense related to RSUs within general and administrative expenses in the condensed consolidated statements of operations. As of June 29, 2025, unrecognized stock-based compensation expense for RSUs was $6.2 million, which will be recognized through the second quarter of 2028.
Performance stock units
We award performance stock units ("PSUs") to certain of our employees, including our executive officers. We have PSUs that have certain vesting conditions based upon our stock price and relative stock performance.
Because these PSUs are subject to service and market vesting conditions, we determine the fair market value of each grant using a Monte Carlo simulation model. Participants are entitled to receive a specified number of shares of our common stock contingent on achievement of a stock return on our common stock. For the quarter and year to date ended June 29, 2025, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.6 million and $1.3 million, respectively. For the quarter and year to date ended June 30, 2024, we recognized stock-based compensation expense for PSUs with market vesting conditions of $0.4 million and $1.3 million, respectively. We record expense related to PSUs within general and administrative expenses in the condensed consolidated statements of operations. As of June 29, 2025, unrecognized stock-based compensation expense for PSUs was $4.6 million, which will be recognized through the second quarter of 2028.
A summary of activity for PSUs with market vesting conditions for the year to date ended June 29, 2025 is as follows:

PSUs	Number of PSUs	Weighted Average Fair Value per Share
Non-vested as of December 29, 2024	493	$11.83
Granted	230	11.88
Vested	(161)	9.97
Canceled	—	—
Non-vested as of June 29, 2025	563	$12.23
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and involves numerous risks and uncertainties. Forward-looking statements may include, among others, statements relating to our future financial position and results of operations, our operational goals and strategies and their anticipated benefits, our ability to grow our brand in new and existing markets, the development of Company-operated shops, the increase in the number of franchise-operated shops, the sufficiency of our liquidity, the impact of accounting pronouncements, the impact of potential litigation on our financial position and the implementation and the results of strategic initiatives, including our "Traffic-Driven Profitability" Five-Pillar strategic plan. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as "believes," "expects," "may," "will," "should," "seeks," "intends," "plans," "strives," "goal," "estimates," "forecasts," "projects" or "anticipates" and the negative of these terms or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement, due to reasons including, but not limited to, competition; the effectiveness of our marketing strategies; general economic conditions including any impact from inflation; our ability to successfully implement our business strategy; the success of our franchisees; the success of our initiatives to increase sales and traffic, including the success of our franchising initiatives; changes in commodity, energy, labor and other costs; compliance with covenants in our credit facility; our ability to attract and retain management and employees and adequately staff our restaurants; consumer reaction to industry-related public health issues and perceptions of food safety; our ability to manage our growth; reputational and brand issues; price and availability of commodities; consumer confidence and spending patterns; and weather conditions. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
The table below sets forth a roll-forward of Company-operated and franchise-operated activities:

	Company- Operated	Franchise- Operated	Total Company
Shops as of December 31, 2023	345	79	424
Shops opened	2	5	7
Shops closed	(1)	(1)	(2)
Shops refranchised	(1)	1	—
Shops as of June 30, 2024	345	84	429

Shops as of December 29, 2024	346	96	442
Shops opened	3	9	12
Shops closed	(5)	(2)	(7)
Shops refranchised	(4)	4	—
Shops as of June 29, 2025	340	107	447
Key Performance Indicators
In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how the business is performing are same store sales, number of shop openings, shop-level profit margins, system-wide sales, average unit volume and adjusted EBITDA.
Company-Operated Same Store Sales
Same store sales reflect the change in year-over-year sales for the comparable Company-operated store base. We define the comparable Company-operated store base to include those shops open for 15 months or longer. During the quarters ended June 29, 2025 and June 30, 2024, there was an average of 334 and 342 shops, respectively, in our comparable Company-operated store base. Same store sales growth can be generated by an increase in traffic and/or by increases in the average check amount resulting from a shift in menu mix and/or increase in price. This measure highlights performance of existing shops as the impact of new shop openings is excluded. For purposes of the same store sales calculation, traffic is defined as the sum of entrée's purchased, which includes sandwiches, salads, and bowls of soup or mac and cheese. In fiscal years that include a 53rd week, the last week of the fourth quarter and fiscal year is excluded from the year-over-year comparisons so that the time periods are consistent. In a fiscal year that follows a 53-week year, the current period sales continue to be compared to the sales from the prior 52 weeks rather than the weeks of the same fiscal period from the prior year. The trailing 52-week method provides better alignment to sales drivers when comparing sales performance.
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

Quarter Ended June 29, 2025 Compared to Quarter Ended June 30, 2024
The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands, except average unit volume, weekly):

	For the Quarter Ended				Increase (Decrease)	Percent Change
	June 29, 2025	% of Revenues	June 30, 2024	% of Revenues
Revenues
Sandwich shop sales, net	$118,396	95.7%	$115,536	96.5%	$2,861	2.5%
Franchise royalties, fees and rent income	5,313	4.3	4,161	3.5	1,152	27.6%
Total revenues	123,709	100.0	119,697	100.0	4,012	3.4%

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	31,110	26.3	31,306	27.1	(196)	(0.6)%
Labor and related expenses	33,210	28.0	32,313	28.0	897	2.8%
Occupancy expenses	12,522	10.6	12,543	10.9	(21)	(0.2)%
Other operating expenses	21,808	18.4	21,264	18.4	544	2.6%

(Percentages stated as a percent of total revenues)
Franchise support, rent and marketing expenses	3,375	2.7	3,001	2.5	375	12.5%
General and administrative expenses	13,362	10.8	11,866	9.9	1,497	12.6%
Depreciation expense	3,928	3.2	3,016	2.5	913	30.3%
Pre-opening costs	152	0.1	96	NM	56	58.3%
Loss on Franchise Growth Acceleration Initiative activities	60	NM	28	NM	32	114.3%
Impairment, loss on disposal of property and equipment and shop closures	480	0.4	145	0.1	335	231.0%
Total operating expenses	120,007	97.0	115,578	96.6	4,429	3.8%
Income from operations	3,702	3.0	4,119	3.4	(417)	(10.1)%

Interest expense, net	123	0.1	181	0.2	(59)	(32.6)%
Income before income taxes	3,579	2.9	3,938	3.3	(358)	(9.1)%
Income tax expense (benefit)	665	0.5	(30,982)	(25.9)	31,647	NM
Net income	2,914	2.4	34,920	29.2	(32,006)	(91.7)%
Net income attributable to non-controlling interest	426	0.3	208	0.2	218	104.8%
Net income attributable to Potbelly Corporation	$2,488	2.1%	$34,712	29.0%	$(32,224)	(92.8)%

	For the Quarter Ended
Other Key Performance Indicators	June 29, 2025		June 30, 2024		Increase (Decrease)
Same store sales	3.2%		0.4%		2.8%
Shop-level profit margin(1)	16.7%		15.7%		1.0%
System-wide sales	$154,170		$144,470		$9,699
Average unit volume, weekly	$27,040		$26,110		$930
Adjusted EBITDA(1)	$9,632		$8,521		$1,111
_____________________________________
(1) - Reconciliation below for Non-GAAP measures
"NM" - Amount is not meaningful

Sandwich shop sales, net
Sandwich shop sales, net increased by $2.9 million, or 2.5%, to $118.4 million during the quarter ended June 29, 2025, from $115.5 million during the quarter ended June 30, 2024, primarily driven by an increase in sales from existing Company-operated shops as well as six shops that opened after June 30, 2024. The increase is partially offset by the refranchising of five Company-operated shops and the closure of 10 Company-operated shops since the beginning of Q2 2024.
Franchise royalties, fees and rental income
Revenue from franchise royalties, fees and rental income increased by $1.2 million, or 27.6%, to $5.3 million during the quarter ended June 29, 2025, from $4.2 million during the quarter ended June 30, 2024, primarily driven by an increase in franchise royalties and franchise fees from new franchise-operated shop openings.
Food, Beverage, and Packaging Costs
Food, beverage, and packaging costs decreased by $0.2 million, or 0.6%, to $31.1 million during the quarter ended June 29, 2025, from $31.3 million during the quarter ended June 30, 2024. This decrease was primarily driven by a decrease in supplies and packaging costs and food rebate costs, as well as lower costs from refranchised and closed shops over the last 12 months. The decrease was partially offset by an increase in beverage costs related to increased offerings. As a percentage of sandwich shop sales, food, beverage, and packaging costs decreased to 26.3% during the quarter ended June 29, 2025, from 27.1% during the quarter ended June 30, 2024, primarily driven by lower inflation and the previously mentioned items.
Labor and Related Expenses
Labor and related expenses increased by $0.9 million, or 2.8%, to $33.2 million during the quarter ended June 29, 2025, from $32.3 million for the quarter ended June 30, 2024, primarily driven by an increase in incentivize compensation. As a percentage of sandwich shop sales, labor and related expenses were 28.0% during the quarter ended June 29, 2025 which was generally unchanged from the quarter ended June 30, 2024.
Occupancy Expenses
Occupancy expenses were $12.5 million during the quarter ended June 29, 2025 and quarter ended June 30, 2024, reflecting no material change. As a percentage of sandwich shop sales, occupancy expenses decreased to 10.6% during the quarter ended June 29, 2025, from 10.9% during the quarter ended June 30, 2024, primarily due to the increase in sales and Company-operated shop openings noted above.
Other Operating Expenses
Other operating expenses increased by $0.5 million, or 2.6%, to $21.8 million during the quarter ended June 29, 2025, from $21.3 million during the quarter ended June 30, 2024, primarily driven by an increase in digital transaction fees and third party sales fees. The increase is partially offset by a decrease in utilities and controllable expense such as food equipment and maintenance. As a percentage of sandwich shop sales, other operating expenses during the quarter ended June 29, 2025 was generally unchanged from the quarter ended June 30, 2024.
Franchise Support, Rent and Marketing Expenses
Franchise support, rent and marketing expenses increased by $0.4 million, or 12.5%, to $3.4 million during the quarter ended June 29, 2025 compared to $3.0 million during the quarter ended June 30, 2024, primarily driven by an increase in franchise support and marketing expense from new franchise-operated shop openings.
General and Administrative Expenses
General and administrative expenses increased by $1.5 million, or 12.6%, to $13.4 million during the quarter ended June 29, 2025, from $11.9 million during the quarter ended June 30, 2024, primarily driven by increases in payroll and payroll related costs, including incentive compensation, consulting costs and technology costs.
Depreciation Expense
Depreciation expense increased by $0.9 million , or 30.3%, to $3.9 million for the quarter ended June 29, 2025 from $3.0 million the quarter ended June 30, 2024, primarily driven from additional leasehold improvements due to increased spend on the remodeling of existing Company-operated shops.

Pre-Opening costs
Pre-opening costs increased slightly for the quarter ended June 29, 2025 from the quarter ended June 30, 2024 as we continue to grow and expand our Company-operated shops.
Loss on Franchise Growth Acceleration and Initiative activities
Loss on Franchise Growth Acceleration and Initiative activities did not materially change for the quarter ended June 29, 2025 from the quarter ended June 30, 2024 as we did not undergo any new refranchising transactions during either period.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures increased by $0.3 million to $0.5 million for the quarter ended June 29, 2025 from $0.1 million the quarter ended June 30, 2024, primarily driven by a lease modification that resulted in a gain for the quarter ended June 30, 2024.
Interest Expense, Net
Net interest expense was $0.1 million during the quarter ended June 29, 2025 compared to $0.2 million during the quarter ended June 30, 2024. The decrease was due to lower average borrowings outstanding.
Income Tax Expense (Benefit)
Income tax expense was $0.7 million during the quarter ended June 29, 2025, compared to an income tax benefit of $31.0 million during the quarter ended June 30, 2024. The change was primarily due to a $31.3 million valuation allowance release in June 2024 as we concluded that it was more likely than not that we would be able to utilize our U.S. federal and state deferred tax assets.
Non-Controlling Interests
The portion of income attributable to non-controlling interests increased $0.2 million for the quarter ended June 29, 2025, compared with the quarter ended June 30, 2024, primarily due to the increase in net income at shops owned through various joint ventures.

Year to Date Ended June 29, 2025 Compared to Year to Date Ended June 30, 2024
The following table presents information comparing the components of net loss for the periods indicated (dollars in thousands, except average unit volume, weekly):

	For the Year to Date Ended				Increase (Decrease)	Percent Change
	June 29, 2025	% of Revenues	June 30, 2024	% of Revenues
Revenues
Sandwich shop sales, net	$227,398	95.8%	$223,113	96.6%	$4,284	1.9%
Franchise royalties, fees and rent income	9,992	4.2	7,737	3.4	2,255	29.1%
Total revenues	237,390	100.0	230,850	100.0	6,540	2.8%

Expenses
(Percentages stated as a percent of sandwich shop sales, net)
Sandwich shop operating expenses, excluding depreciation
Food, beverage and packaging costs	59,561	26.2	60,576	27.2	(1,015)	(1.7)%
Labor and related expenses	66,307	29.2	64,566	28.9	1,741	2.7%
Occupancy expenses	24,549	10.8	24,257	10.9	292	1.2%
Other operating expenses	42,299	18.6	41,093	18.4	1,206	2.9%

(Percentages stated as a percent of total revenues)
Franchise support, rent and marketing expenses	6,473	2.7	5,538	2.4	935	16.9%
General and administrative expenses	25,734	10.8	23,413	10.1	2,321	9.9%
Depreciation expense	7,649	3.2	6,027	2.6	1,622	26.9%
Pre-opening costs	264	0.1	96	NM	168	175.0%
Loss on Franchise Growth Acceleration Initiative activities	95	NM	161	NM	(65)	(40.4)%
Impairment, loss on disposal of property and equipment and shop closures	507	0.2	886	0.4	(379)	(42.8)%
Total operating expenses	233,438	98.3	226,613	98.2	6,827	3.0%
Income from operations	3,952	1.7	4,237	1.8	(287)	(6.8)%

Interest expense, net	290	0.1	545	0.2	(255)	(46.8)%
Loss on extinguishment of debt	—	—	2,376	NM	(2,376)	(100.0)%
Income before income taxes	3,662	1.6	1,316	0.6	2,344	178.1%
Income tax expense (benefit)	663	0.3	(30,931)	(13.0)	31,594	NM
Net income	2,999	1.3	32,247	14.0	(29,249)	(90.7)%
Net income attributable to non-controlling interest	573	0.2	302	0.1	271	89.7%
Net income attributable to Potbelly Corporation	$2,426	1.1%	$31,945	13.9%	$(29,519)	(92.4)%

	For the Year to Date Ended
Other Key Performance Indicators	June 29, 2025		June 30, 2024		Increase (Decrease)
Same store sales	2.1%		0.1%		2.0%
Shop-level profit margin(1)	15.3%		14.6%		0.6%
System-wide sales	$294,831		$278,659		$16,172
Average unit volume, weekly	$25,800		$25,180		$620
Adjusted EBITDA(1)	$15,154		$14,201		$953
_____________________________________
(1) - Reconciliation below for Non-GAAP measures
"NM" - Amount is not meaningful

Sandwich shop sales, net
Sandwich shop sales, net increased by $4.3 million, or 1.9%, to $227.4 million during the year to date ended June 29, 2025, from $223.1 million during the year to date ended June 30, 2024, primarily driven by an increase in sales from existing Company-operated shops as well as eight shops that opened during and after June 2024. The increase is partially offset by the refranchising of four Company-operated shops in January 2025 and the closure of six Company-operated shops that closed after June 30, 2024.
Franchise royalties, fees and rental income
Revenue from franchise royalties, fees and rental income increased by $2.3 million, or 29.1%, to $10.0 million during the year to date ended June 29, 2025, from $7.7 million during the year to date ended June 30, 2024, primarily driven by an increase in franchise royalties and franchise fees from new franchise-operated shop openings.
Food, Beverage, and Packaging Costs
Food, beverage, and packaging costs decreased by $1.0 million, or 1.7%, to $59.6 million during the year to date ended June 29, 2025, from $60.6 million during the year to date ended June 30, 2024. This decrease was primarily driven by a decrease in protein costs and food rebate costs. The decrease was partially offset by an increase in beverage costs related to increased offerings. As a percentage of sandwich shop sales, food, beverage, and packaging costs decreased to 26.2% during the year to date ended June 29, 2025, from 27.2% during the year to date ended June 30, 2024, primarily driven by a decrease in costs from lower inflation.
Labor and Related Expenses
Labor and related expenses increased by $1.7 million, or 2.7%, to $66.3 million during the year to date ended June 29, 2025, from $64.6 million for the year to date ended June 30, 2024, primarily due to an increase in incentive compensation and a benefit that occurred in the year to date ended June 30, 2024 from a settlement payment received from a third-party software provider whose issues related to a service disruption that impacted the efficiency of our shop operations. As a percentage of sandwich shop sales, labor and related expenses increased to 29.2% during the year to date ended June 29, 2025, from 28.9% for the year to date ended June 30, 2024, primarily driven by the previously noted items, partially offset by sales leverage.
Occupancy Expenses
Occupancy expenses increased by $0.3 million, or 1.2%, to $24.5 million during the year to date ended June 29, 2025, from $24.3 million during the year to date ended June 30, 2024, primarily due to increases in variable rent, as many shops with those types of lease arrangements, like airports, continue to outperform comparative periods, as well as increases in common area maintenance expense. As a percentage of sandwich shop sales, occupancy expenses for the year to date ended June 29, 2025, compared to the year to date ended June 30, 2024, reflected no material change.
Other Operating Expenses
Other operating expenses increased by $1.2 million, or 2.9%, to $42.3 million during the year to date ended June 29, 2025, from $41.1 million during the year to date ended June 30, 2024. This increase was primarily driven by an increase in fees, variable with sales, paid to third-party ordering and delivery platforms and a benefit that occurred in the year to date ended June 30, 2024 from a settlement payment received from a third-party software provider whose issues related to a service disruption that impacted the efficiency of our shop operations. The increase is partially offset by a decrease in utilities. As a percentage of sandwich shop sales, other operating expenses increased to 18.6% for the year to date ended June 29, 2025, from 18.4% for the year to date ended June 30, 2024, primarily driven by the above items.
Franchise Support, Rent and Marketing Expenses
Franchise support, rent and marketing expenses increased by $0.9 million, or 16.9%, to $6.5 million during the year to date ended June 29, 2025 compared to $5.5 million during the year to date ended June 30, 2024, primarily driven by an increase in franchise support and marketing expense from new franchise-operated shop openings.
General and Administrative Expenses
General and administrative expenses increased by $2.3 million, or 9.9%, to $25.7 million during the year to date ended June 29, 2025, from $23.4 million during the year to date ended June 30, 2024, primarily driven by increases in payroll and payroll related costs, including incentive compensation, consulting costs and technology costs.

Depreciation Expense
Depreciation expense increased by $1.6 million, or 26.9%, to $7.6 million for the year to date ended June 29, 2025 from $6.0 million the year to date ended June 30, 2024, primarily driven from additional leasehold improvements due to increased spend on the remodeling of existing Company-operated shops.
Pre-Opening costs
Pre-opening costs increased $0.2 million for the year to date ended June 29, 2025 from the year to date ended June 30, 2024, primarily due to the opening of eight company shops since June 2024.
Loss on Franchise Growth Acceleration and Initiative activities
Loss on Franchise Growth Acceleration and Initiative activities did not materially change for the year to date ended June 29, 2025 from the year to date ended June 30, 2024.
Impairment, Loss on Disposal of Property and Equipment and Shop Closures
Impairment, loss on disposal of property and equipment and shop closures decreased by $0.4 million to $0.5 million for the year to date ended June 29, 2025 from $0.9 million the year to date ended June 30, 2024, primarily driven by increased expenses related to shop closures in 2024 compared to 2025.
Loss on Extinguishment of Debt
There was no loss on extinguishment of debt for the year to date ended June 29, 2025 compared to $2.4 million for the year to date ended June 30, 2024. The decrease was due to the extinguishment of the Term Loan in the first quarter of 2024, which was subject to a prepayment penalty and required the company to write-off of debt issuance costs originally capitalized when the Term Loan was executed.
Interest Expense, Net
Net interest expense was $0.3 million during the year to date ended June 29, 2025 compared to $0.5 million during the year to date ended June 30, 2024. The decrease was due to our debt refinancing in February 2024 which resulted in lower average borrowings outstanding and lower interest rates on the Revolving Facility as compared with the Term Loan.
Income Tax Expense (Benefit)
Income tax expense was $0.7 million during the year to date ended June 29, 2025 compared to an income tax benefit of $30.9 million for the year to date ended June 30, 2024. The change was primarily due to a $31.3 million valuation allowance release in the second quarter of 2024 as we concluded that it was more likely than not that we will be able to utilize our U.S. federal and state deferred tax assets.
Non-Controlling Interests
The portion of income attributable to non-controlling interests increased $0.3 million for the year to date ended June 29, 2025 compared with the year to date ended June 30, 2024, primarily due to the increase in net income at shops owned through various joint ventures.

Non-GAAP Financial Measures
Shop-Level Profit Margin
Shop-level profit margin was 16.7% and 15.3% for the quarter and year to date ended June 29, 2025, respectively, compared to 15.7% and 14.6% for the quarter and year to date ended June 30, 2024, respectively. Shop-level profit margin is not required by, or presented in accordance with GAAP. We believe shop-level profit margin is important in evaluating shop-level productivity, efficiency and performance.

	For the Quarter Ended		For the Year to Date Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	($ in thousands)		($ in thousands)
Income from operations [A]	$3,702	$4,119	$3,952	$4,237
Income from operations margin [A÷B]	3.0%	3.4%	1.7%	1.8%
Less: Franchise royalties, fees and rental income	5,313	4,161	9,992	7,737
Franchise support, rent and marketing expenses	3,375	3,001	6,473	5,538
General and administrative expenses	13,362	11,866	25,734	23,413
Depreciation expense	3,928	3,016	7,649	6,027
Pre-opening costs	152	96	264	96
Loss on Franchise Growth Acceleration Initiative activities	60	28	95	161
Impairment, loss on disposal of property and equipment and shop closures	480	145	507	886
Shop-level profit [C]	$19,746	$18,110	$34,682	$32,621
Total revenues [B]	$123,709	$119,697	$237,390	$230,850
Less: Franchise royalties, fees and rental income	5,313	4,161	9,992	7,737
Sandwich shop sales, net [D]	$118,396	$115,536	$227,398	$223,113
Shop-level profit margin [C÷D]	16.7%	15.7%	15.3%	14.6%

Adjusted EBITDA
Adjusted EBITDA was $9.6 million and $15.2 million for the quarter and year to date ended June 29, 2025, respectively, compared to $8.5 million and $14.2 million for the quarter and year to date ended June 30, 2024, respectively. Adjusted EBITDA is not required by, or presented in accordance with GAAP. We believe that Adjusted EBITDA is a useful measure of operating performance, as it provides a picture of operating results by eliminating expenses that management does not believe are reflective of underlying business performance.

	For the Quarter Ended		For the Year to Date Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	($ in thousands)		($ in thousands)
Net income attributable to Potbelly Corporation	$2,488	$34,712	$2,426	$31,945
Depreciation expense	3,928	3,016	7,649	6,027
Interest expense	123	181	290	545
Income tax expense (benefit)	665	(30,982)	663	(30,931)
EBITDA	$7,204	$6,927	$11,028	$7,586
Impairment, loss on disposal of property and equipment, and shop closures (a)	480	145	507	886
Stock-based compensation (b)	1,827	1,421	3,375	3,192
Loss on extinguishment of debt	—	—	—	2,376
Loss on Franchise Growth Acceleration Initiative activities (c)	60	28	95	161
Legal settlements (d)	61	—	149	—
Adjusted EBITDA	$9,632	$8,521	$15,154	$14,201
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
(d)This adjustment relates to legal fees for a loss contingency recorded in 2024 for a pay disclosure claim in the state of Washington. Refer to Note 11, Commitments and Contingencies in item 1 for further details.

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
We ended the quarter June 29, 2025 with a cash balance of $17.0 million and total liquidity (cash less restricted cash, plus available cash under the Revolving Facility) of $46.2 million, compared to a cash balance of $9.1 million and total liquidity (cash less restricted cash, plus available cash under the Revolving Facility) of $34.3 million at the end of quarter June 30, 2024. We believe that cash from our operations and the cash available to us under the Revolving Facility provide us sufficient liquidity for at least the next twelve months to fund our operations.
Cash Flows
The following table presents summary cash flow information for the periods indicated:

	For the Year to Date Ended
	June 29, 2025	June 30, 2024

Net cash provided by (used in):
Operating activities	$22,366	3,850
Investing activities	(10,755)	(8,460)
Financing activities	(7,087)	(20,856)
Net change in cash	$4,524	$(25,466)
Operating Activities
Net cash provided by operating activities increased to $22.4 million for the year to date ended June 29, 2025, from $3.9 million for the year to date ended June 30, 2024. The $18.5 million change in operating cash was primarily driven by higher incentive payments made in 2024 compared to the current year and working capital changes, primarily due to timing associated with operating lease payments.
Investing Activities
Net cash used in investing activities increased to $10.8 million for the year to date ended June 29, 2025, from $8.5 million for the year to date ended June 30, 2024. The $2.3 million change in investing cash was primarily driven by additional capital expenditures which related to new shop openings, and ongoing investments in our Company-operated shops and digital platforms.
Financing Activities
Net cash used in financing activities decreased to $7.1 million for the year to date ended June 29, 2025 from $20.9 million for the year to date ended June 30, 2024. The $13.8 million change in financing cash was primarily driven by repayment of the Term Loan in 2024, partially offset by lower borrowings under the Revolving Facility in 2025.
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
Loans under the Credit Agreement will initially bear interest, at our option, at either one-month term secured overnight financing rate ("SOFR") or the base rate plus, in each case, an applicable rate per annum, based upon the Consolidated Adjusted Leverage Ratio (as defined in the Credit Agreement). The applicable rate may vary between 3.75% and 2.75% with respect to borrowings which are based upon the one-month term SOFR and between 2.25% and 1.25% with respect to borrowings which are based upon the base rate. The applicable rate with respect to one-month term SOFR borrowings is 3.25% and the applicable rate with respect to base rate borrowings was 1.75% from February 6, 2024 through September 30, 2024, based upon ratios calculated in prior compliance certificates and 1.50% from September 30, 2024 through June 29, 2025, based upon ratios calculated in prior compliance certificates, including the most recent, for the fiscal quarter ending March 30, 2025.
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
Stock Repurchase Program
On May 7, 2024, our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock at any time during the next three years ("2024 Repurchase Program"). This program replaces the previous program authorized in May 8, 2018, which was terminated upon execution of the 2024 Repurchase Program. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") or in privately negotiated transactions). The number of common shares actually repurchased, and the timing and price of repurchases, will depend upon market conditions, SEC requirements and other factors. Repurchases may be started or stopped at any time without prior notice depending on market conditions and other factors. For the quarter and year to date ended June 29, 2025, we repurchased 112,850 and 230,326 shares of our common stock under the 2024 Repurchase Program for an aggregate of $1.0 million and $2.1 million, respectively, including cost and commission, in open market transactions. Repurchased shares are included as treasury stock in the condensed consolidated balance sheets and the condensed consolidated statements of equity.
Securities Purchase Agreement
On February 9, 2021, we closed on a Securities Purchase Agreement (the "SPA") for the sale by us of 3,249,668 shares of our common stock at a par value of $0.01 per share and the issuance of warrants to purchase 1,299,861 shares of common stock at an exercise price of $5.45 per warrant for gross proceeds of $16.0 million, before deducting placement agent fees and offering expenses of approximately $1.0 million. The warrants are currently exercisable until August 12, 2026. The proceeds received from the SPA were allocated between shares and warrants based on their relative fair values at closing. The warrants were valued utilizing the Black-Scholes method. During the quarter and year to date ended June 29, 2025, 89,561 and 155,511 warrants, respectively, were exercised at the exercise price of $5.45 per warrant. As of June 29, 2025, we had 727,891 warrants outstanding that are exercisable through August 12, 2026.
Equity Offering Program
On November 3, 2021, we entered into a certain Equity Sales Agreement (the "Sales Agreement") with William Blair & Company, L.L.C., as agent ("William Blair") pursuant to which we may sell shares of our common stock having an aggregate offering price of up to $40.0 million from time to time, in our sole discretion, through an "at the market" equity offering program under which William Blair will act as sales agent. As of August 6, 2025, we have not sold any shares of our common stock under the Sales Agreement.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made by or on behalf of Potbelly Corporation during the quarter to date ended June 29, 2025 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Value of Shares that May Yet be Purchased Under the Program (2)
March 31, 2025 - April 27, 2025	134	$9.51	54	$17,026
April 28, 2025 - May 25, 2025	3	$8.17	59	$16,525
May 26, 2025 - June 29, 2025	3	$10.70	—	$16,525
Total number of shares purchased:	140		113
(1)Represents shares of our common stock (i) surrendered by employees to satisfy withholding obligations resulting from the vesting of equity awards and (ii) repurchased pursuant to the 2024 Repurchase Program.
(2)On May 7, 2024, we announced that our Board of Directors authorized a stock repurchase program for up to $20.0 million of our outstanding common stock. This program replaced the 2018 Repurchase Program. The program permits us, from time to time, to purchase shares in the open market (including in pre-arranged stock trading plans in accordance with the guidelines specified in Rule 10b5-1 under the Exchange Act) or in privately negotiated transactions. No time limit has been set for the completion of the repurchase program and the program may be suspended or discontinued at any time. See Note 9 to the Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended June 29, 2025, no director or officer of Potbelly adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

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

POTBELLY CORPORATION

Date: August 6, 2025	By:	/s/ Steven W. Cirulis
Steven W. Cirulis
Senior Vice President, Chief Financial Officer and Chief Strategy Officer
(Principal Financial Officer)